Form 10-Q
period 1994-12-31
MENTOR CORP /MN/
filed 1995-02-16
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
			     Washington D.C.

				FORM 10-Q


		Quarterly Report Under Section 13 or 15(d)
		  Of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1994             Commission File Number  0-7955


			     Mentor Corporation
	  (Exact name of registrant as specified in its charter)


	       Minnesota                                     41-0950791
   (State of Incorporation)             (I.R.S. Employer Identification Number)


 5425 Hollister Avenue, Santa Barbara, California                   93111
   (Address of Principal Executive Offices)                       (Zip Code)


	 Registrant's Telephone Number:          (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

		    Yes   X                         No

The number of shares outstanding for each of the Issuer's classes of common stock as of February 10, 1995 was:

	     Common stock, $.10 par value 10,883,988 shares

			      Mentor Corporation

INDEX


Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

	Condensed Consolidated Statements of Financial
	  Position -- December 31, 1994 and March 31,1994...................3-4
	Consolidated Statements of Income -- Three Months
	  Ended December 31, 1994 and 1993....................................5
	Consolidated Statements of Income -- Nine Months
	  Ended December 31, 1994 and 1993....................................6
	Condensed Consolidated Statements of Cash Flows --
	  Nine Months Ended December 31, 1994 and 1993........................7
	Notes to Condensed Consolidated Financial Statements--
	  December 31, 1994.................................................8-9

     Item 2.  Management's Discussion and Analysis of Results of
	      Operations and Financial Condition..........................10-13



Part II. Other Information

     Item 1.  Legal Proceedings..............................................14
     Item 2.  Changes in Securities..........................................14
     Item 3.  Defaults upon Senior Securities................................14
     Item 4.  Submission of Matters to a Vote of Security Holders ...........14
     Item 5.  Other Information..............................................15
     Item 6.  Exhibits and Reports on Form 8-K...............................15

List of Exhibits

	 11.  Statement Regarding Computation of Per Share Earnings

			      Mentor Corporation
	    Condensed Consolidated Statements of Financial Position
		     December 31, 1994 and March 31, 1994
				 (Unaudited)

					 December 31,          March 31,
					    1994                 1994
ASSETS                                            (In thousands)
Current Assets:
  Cash and marketable securities          $    9,947         $    10,329
  Accounts receivable, net                    29,025              22,512
  Inventories                                 31,458              29,074
  Prepaid income taxes                           492                   -
  Deferred income taxes                        4,063               5,045
  Other                                        2,464               3,148
     Total current assets                     77,449              70,108

Property, plant and equipment,
 net of accumulated depreciation              24,963              24,271

Other Assets:
  Deferred income taxes                        4,000               4,000
  Patents, licenses, trademarks,
   and bond issue costs, net of
   accumulated amortization                    6,145               6,637
 Goodwill, net of accumulated
   amortization                               13,627              13,938
 Other assets                                    977               1,796
					      24,749              26,371
Total assets                              $  127,161         $   120,750


See Notes to Condensed Consolidated Financial Statements

			      Mentor Corporation
	    Condensed Consolidated Statements of Financial Position
		     December 31, 1994 and March 31, 1994
				 (Unaudited)

					  December 31,          March 31,
					     1994                 1994
LIABILITIES AND SHAREHOLDERS' EQUITY               (In thousands)
Current liabilities:
  Accounts payable                         $    3,224          $    3,558
  Accrued compensation                          3,820               3,147
  Income taxes payable                              -                   -
  Interest payable                                728               1,122
  Dividends payable                               548                   -
  Sales returns                                 4,048               3,625
  Litigation settlement obligation              5,333               5,483
  Other accrued liabilities                     8,007               7,995
  Short-term borrowings and current
      portion of long-term debt                 3,928               5,457

     Total current liabilities                 29,636              30,387


Convertible subordinated debentures            24,182              24,182
Litigation settlement obligation                5,438              10,324
Long-term debt                                    700               1,204

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized--20,000,000 shares
    Issued and outstanding:
    10,861,013 shares at December 31,
    10,690,338 shares at March 31,              1,086               1,069
  Capital in excess of par                     15,129              12,789
  Cumulative translation adjustment              (345)               (333)
  Retained earnings                            51,335              41,128
     Shareholders' equity                      67,205              54,653

Total liabilities and shareholders' equity  $ 127,161           $ 120,750


See Notes to Condensed Consolidated Financial Statements

			      Mentor Corporation
		       Consolidated Statements of Income
		 Three Months Ended December 31, 1994 and 1993
				  (Unaudited)


					      1994            1993
				    (In thousands, except per share data)

Net Sales                                   $ 38,127       $ 31,183
Costs and expenses:

  Cost of sales                               13,407         11,098
  Selling, general and administrative         14,704         12,704
  Research and development                     2,621          2,174
					      30,732         25,976

Operating income                               7,395          5,207

  Interest expense                              (733)          (836)
  Interest income                                 15             62
  Other (expense) income                        (213)             -

Income before income taxes                     6,464          4,433

  Income taxes                                 2,266          1,500

Net income                                  $  4,198       $  2,933

Earnings per share

      Primary                               $   0.38       $   0.27

      Fully diluted                         $   0.35       $   0.26

Dividends per share                         $   0.05       $      -


See Notes to Condensed Consolidated Financial Statements

			      Mentor Corporation
		       Consolidated Statements of Income
		 Nine Months Ended December 31, 1994 and 1993
				  (Unaudited)


					      1994            1993
				    (In thousands, except per share data)


Net Sales                                   $ 105,544      $  91,541
Costs and expenses:

  Cost of sales                                37,007         31,473
  Selling, general and administrative          40,951         39,350
  Research and development                      7,694          6,665
					       85,652         77,488

Operating income                               19,892         14,053

  Interest expense                             (2,400)        (2,258)
  Interest income                                 308            205
  Interest income                                (219)             -


Income before income taxes                     17,581         12,000

  Income taxes                                  6,293          4,141

Net income                                  $  11,288      $   7,859

Earnings per share

      Primary                               $    1.03      $    0.73
      Fully diluted                         $    0.97      $    0.71

Dividends per share                         $    0.10      $       -


See Notes to Condensed Consolidated Financial Statements

			      Mentor Corporation
	       Condensed Consolidated Statements of Cash Flows
		 Nine Months Ended December 31, 1994 and 1993
				 (Unaudited)


						 1994                 1993
						       (In thousands)
Cash flows from operating activities          $  8,467             $  7,549

Cash flows from investing activities:

   Sale of equipment and intangibles               984                   71
   Purchase of property, equipment,
       and intangibles                          (4,541)              (6,337)
   Reduction of notes receivable                   277                  205
						(3,280)              (6,061)
Acquisition of assets:

   Working capital, other than cash             (4,000)                   -
   Property and equipment, net                    (772)                   -
   Stock issued                                  1,000                    -
Net cash used to acquire assets                 (3,772)                   -

Cash flows from financing activities:

   Exercise of stock options                     1,660                    8
   Dividends paid                                 (539)                (427)
   Reduction of long-term debt                  (1,083)                (176)
   Net repayment under line
	of credit agreement                     (1,532)                (250)
   Repurchase of common stock                     (303)                   -
						(1,797)                (845)

Increase (decrease) in cash,
    cash equivalents, and marketable
    securities                                    (382)                 643

Cash at beginning of period                     10,329                8,241

Cash at end of period                         $  9,947             $  8,884


See Notes to Condensed Consolidated Financial Statements

			      Mentor Corporation
	     Notes to Condensed Consolidated Financial Statements
			       December 31, 1994



Note A

Inventories at December 31, 1994 and March 31, 1994, consisted of:

			December 31           March 31
				 (in thousands)
Raw Materials           $    10,380        $     8,047
Work In Process               4,042              5,564
Finished Goods               17,036             15,463

Total                   $    31,458        $    29,074


Note B

Primary income per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the year. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The calculation of fully diluted income per share assumes the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the year. If the result of these assumed conversions is dilutive, the interest requirements of the debentures are reduced while the average shares of Common Stock equivalents outstanding are increased.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the nine month period ended
December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended March 31, 1995. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1994.

Note D

The Company's three quarterly interim reporting periods are each approximately thirteen week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates on which each quarter ended are shown below:

			Fiscal 1995                     Fiscal 1994

First Quarter           July 1, 1994                    July 2, 1993
Second Quarter          September 30, 1994              October 1, 1993
Third Quarter           December 30, 1994               December 31, 1993

			      Mentor Corporation
		Management's Discussion and Analysis of Results of
		      Operations and Financial Condition

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1994 increased 22% to $38.1 million, compared to $31.2 million the prior year. Growth was particularly strong in sales of plastic surgery products, up 30% over the prior year. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition accounted for the large increase in ophthalmology sales in the quarter.

					   Sales by Principal Product Line

			       For the three Months                 For the Nine Months
				Ended December 31,                   Ended December 31,

						 Percent                            Percent
			      1994       1993     Change         1994        1993     Change

Plastic Surgery Products  $ 15,603   $ 12,002     30.0%      $ 44,974    $ 35,772     25.7%
Urology Products            13,025     12,822      1.6%        39,196      38,152      2.7%
Ophthalmology Products       9,499      6,359     49.4%        21,374      17,617     21.3%

			  $ 38,127   $ 31,183     22.3%      $105,544    $ 91,541     15.3%

Cost of Sales

Cost of sales was 35.2% for the three months ended December 31, 1994, compared to 35.6% for the same period last year. The Company has completed its transition of its California manufacturing operation to its Texas facility. The California plant was closed in July 1994. The Company has substantially completed its validation of new materials for its products. During the last two years, certain suppliers of raw materials, such as Dow Corning and DuPont, announced they will no longer supply implant or medical grade materials for products in several industries, including cosmetic surgery. Certain of the Company's products, principally breast implants and penile implants, incorporate materials supplied by these companies. Under guidelines established by the FDA, the Company has been successful in replacing the majority of these materials. The prices the Company pays for many of these replacement materials is substantially higher than with its previous vendors.

Selling, General and Administrative Expenses

Selling, general & administrative expenses decreased to 38.6% of sales in the quarter compared to 40.7% in the previous year. During fiscal 1994, the Company was in the process of consolidating three of its facilities into other existing operations. Included in the third quarter last year was approximately $500 thousand in costs associated with the consolidation. This amount includes expenses related to employee relocation, new employee hiring and training, and severance. These costs were completed in fiscal 1994.


Research and Development

Research and development expenses was 6.9% of sales for the third quarter, compared to 7.0% for the prior year.

The Company continues to spend funds on its premarket approval applications ("PMAAs") for its silicone gel filled breast implants, saline breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products.

The Company expects to spend the same amount of money on these PMAAs in fiscal 1995 as it did in fiscal 1994. The increase in the quarter is a result of the timing of the expenses to collect the data necessary for the applications this year as compared to last year.

Interest and Other Income and Expense

Interest expense decreased $103 thousand in the quarter over the prior year, due primarily to lower balances on the Company's line of credit. Interest income decreased from $62 thousand last year to $15 thousand this year, resulting from lower cash balances.

In the third quarter, the Company sold its manufacturing facility in Stewart-ville, Minnesota. The Company received net proceeds of approximately $600 thousand. This transaction resulted in a book loss of approximately $200 thousand.

Income Taxes

The effective rate of corporate income taxes was 35.1% for the quarter, compared to 33.8% in the same period a year ago. Start up expenses for the Company's Netherlands' operations, which are not fully tax benefited, were the main reason for the increase.

Net Income

Net income per share increased to $.38 for the three months ended December 31, 1994, compared to $.27 last year, due to the increased sales and lower oper-ating expenses ratios.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994, the Company's working capital was $47.8 million compared to $39.7 million at March 31, 1994. The Company's working capital needs were provided from operations.

The Company generated $8.5 million of cash from operations during the nine months ended December 31, 1994, compared to $7.5 million the previous year. Net income increased $3.4 million compared to the prior year. The net change in receivables was an increase of $2.6 million, while the net change in inventories was a decrease of 4.7 million. The Litigation Settlement Obligation decreased by $4.5 million this year, as opposed to an increase of $1.7 million in the previous year.

Of the total increase in receivables and inventory for the current fiscal year, $2.7 million and $2.9 million, respectively, related to the acquisition of the IOL product line from Optical Radiation.

The Company anticipates investing approximately $5 million in facilities and capital equipment in fiscal 1995. The majority of the expenditures will be to complete the buildout of its manufacturing facilities in Texas and Minneapolis, and for data processing equipment and software.

During fiscal 1994, the Company finalized its agreement with the Federal Multi-District Plaintiffs Steering committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company paid $4.5 million in September, 1994, which brings the total paid to date to $15.2 million. The Company is obligated to make two more payments of $5.3 million each in September 1995 and 1996.

Following a successful patent infringement lawsuit against Coloplast AS in the United Kingdom, the Company received payment of damages in the amount of $3.4 million during July 1994. Approximately one half of the proceeds were paid to the Company's UK distributor, DePuy International, which joined with the Company in the legal action against Coloplast. The patent relates to the Company's disposable self-adhering catheter for managing urinary incontinence in males. In addition to the cash payment, the court ordered Coloplast to cease marketing infringing products in the United Kingdom.

Since 1991, the Company has been a defendant in a shareholder class action. See Legal Proceedings for further detail. In September 1994, the Company agreed to settle this lawsuit, subject to approval by the Federal Court. The terms of the settlement call for a cash payment of $1.0 million plus 50,000 shares of Mentor Common Stock, for a total value of approximately $1.8 million. The $1 million payment was made in the second quarter.

The net effect of these two previous items was immaterial to the financial statements.

In October 1994, the Company acquired the intraocular lens (IOL) operations of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. The purchase was made in exchange for $3 million in cash, the issuance of approx-imately 61,000 shares of Common Stock and the assumption of certain specified obligations.

At the Annual Meeting of Shareholders, held September 7, 1994, the Company announced the resumption of its quarterly cash dividends. A $.05 per share dividend was declared for both the second and third fiscal quarters this year. At the indicated rate of $.20 per year, the aggregate annual dividend would equal approximately $2.2 million. In June 1993, the Company's Board of Directors suspended dividends on the Company's Common Stock in order to meet the Company's payment obligations under the breast implant settlement agree-ment.

A portion of the Company's liquidity stems from the availability of funds under the Company's two bank lines of credit. At December 31, 1994, the Company had $3.3 million outstanding under these lines.

The Company's principal source of liquidity at December 31, 1994 consisted of $9.9 million in cash and marketable securities plus $8.0 million available under existing lines of credit.

PART II


Item 1. Legal Proceedings

In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1994:

A.      Shareholder Class Action.

In April 1991, a class action lawsuit was filed by a shareholder of the Company against the Company and its Chairman. That action, Oded Weiss v. Mentor Corp. & Christopher J. Conway, essentially alleges that the Company and its Chairman made untrue statements of material fact or failed to disclose material facts concerning the Company's Urethrin product, all in violation of federal securities laws. The plaintiff seeks, on his behalf and on behalf of the class, which includes all purchasers of Company stock from January 9, 1991 through April 14, 1991, (both dates inclusive), general damages and unspecified "extra-ordinary equitable and/or injunctive relief", as well as costs, attorney's fees and pre- and post-judgment interest. In January 1992, a court order was filed dismissing without prejudice the actions against defendant Christopher J. Conway. Mentor Corporation remained a defendant in this action.

On September 30, 1994, the Company reported that an agreement had been reached to settle this lawsuit. Under the agreement, in which the Company denied any wrongdoing or legal liability, and which is subject to approval by the Federal Court, the Company will give the plaintiffs $1 million in cash and 50,000 shares of Common Stock.


Item 2. Changes in Securities

	No changes have been made in any registered securities.

Item 3. Defaults Upon Senior Securities

	No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

	Exhibit 11      Statement regarding computation of Per Share Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under-signed thereunto duly authorized.


MENTOR CORPORATION
(Registrant)



DATE:           February 10, 1995               BY:      /s/ANTHONY R. GETTE
		Anthony R. Gette
		  President and
		  Chief Operating Officer



DATE:           February 10, 1995               BY:      /s/GARY E. MISTLIN
		Gary E. Mistlin
		  Chief Financial Officer