Form 10-Q/A
period 1994-12-31
MENTOR CORP /MN/
filed 1995-03-22
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
			     Washington D.C.

			FORM 10-Q/A (Amendment #1)


	   Amendment to Quarterly Report Pursuant to Section 12b-15
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

			      Mentor Corporation



The purpose of this amendment is to add the Article 5 Financial Data Schedule (Exhibit 27) to the 10-Q filing of December 31, 1994. The financial data schedule was omitted from the original filing.

			      Mentor Corporation

INDEX



List of Exhibits

	 11.  Statement Regarding Computation of Per Share Earnings
	 27.  Article 5 Financial Data Schedule

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the under-signed thereunto duly authorized.


MENTOR CORPORATION
(Registrant)



DATE:           March 21, 1995               BY:      /s/ANTHONY R. GETTE
		Anthony R. Gette
		  President and
		  Chief Operating Officer



DATE:           March 21, 1995               BY:      /s/GARY E. MISTLIN
		Gary E. Mistlin
		  Chief Financial Officer