Form 10-K
period 1995-03-31
MENTOR CORP /MN/
filed 1995-06-29
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1995

                           Commission File No. 0-7955


                                     MENTOR
                                  CORPORATION

                               Mentor Corporation
                             5425 Hollister Avenue
                        Santa Barbara, California 93111
                            Telephone: 805/681-6000

A Minnesota Corporation            I.R.S. Employer Identification No. 41-0950791

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, par value $.10 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock of the Company held by non-affiliates as based upon the closing National Market System sale price on June 27, 1995 was $292,884,525.

Number of Common Shares outstanding on June 27, 1995: 11,660,745.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its 1995 Annual Meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS.

General

     The Company develops, manufactures and markets a broad range of products for the medical specialties of plastic and reconstructive surgery, urology and ophthalmology. Plastic surgery products include surgically implantable prostheses for cosmetic and reconstructive surgery, principally breast implants and tissue expanders. Urologic products include: disposable products for the management of urinary incontinence; surgically implantable prostheses, principally penile implants for the treatment of chronic male sexual impotence; and diagnostic ultrasound equipment, used to help diagnose disorders of the prostate. Ophthalmic products include: intraocular lenses, used for replacement of a lens following cataract surgery, surgical equipment, primarily coagulators used to control bleeding during ophthalmic and other microsurgery, and diagnostic equipment, used to evaluate disorders of the eye.

     Since 1989, the Company has incorporated or acquired several companies to help diversify the Company's interests in the medical industry. In April 1990, the Company acquired all of the outstanding shares of Mentor O&O, Inc. Despite the similarity in name, Mentor O&O had not previously been affiliated with the Company. Mentor O&O develops, manufactures and markets ophthalmic surgical and diagnostic products. In October 1990, the Company purchased substantially all of the assets, plus assumption of normal liabilities, of Teknar, Inc., which supplies diagnostic ultrasound equipment for the specialties of urology and ophthalmology. Both Mentor O&O and Teknar are 100% owned by Mentor Corporation.

     In July 1991, the Company incorporated Mentor H/S, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing plastic surgery business. In January 1994, the Company similarly incorporated Mentor Urology, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing urologic business. In January 1990, Mentor Polymer Technologies Company was incorporated to develop, manufacture and distribute medically oriented materials.

     During fiscal 1991, the Company established four international sales offices to enhance and grow its market position in these countries. The office in Canada operates as a sales branch of Mentor Corporation. Mentor Medical Systems UK, Ltd., Mentor Deutschland, GmbH, and Mentor Medical Systems, Pty, Ltd. (Australia) are all subsidiaries of Mentor Corporation.

     In November 1993, the Company established Mentor Medical Systems, B.V. in Leiden, the Netherlands, to further its expansion into the international marketplace. This is the Company's manufacturing and research & development facility outside the United States.

     In October 1994, the Company purchased certain assets and assumed certain related liabilities from Optical Radiation Corporation and ORC Caribe. Such assets comprised substantially all activities and operations of the intraocular lens line of business previously conducted by Optical Radiation and ORC Caribe. The Company established Mentor ORC, Inc. and Mentor Caribe, Inc. for the acquisition of the assets acquired from Optical Radiation and ORC Caribe.

Principal Products and Markets

     The Company strives to utilize its product design and marketing capabilities, and its close working relationships with health care professionals, to introduce products that provide superior performance characteristics in growing markets. Because many of the Company's products provide greater customer benefits, they generally are sold at premium prices. However, the cost effectiveness of the Company's product in the overall treatment of the patient is a primary consideration in new product development. Following is a description of the Company's principal product lines and the markets for them.

Plastic Surgery Products

     The Company produces an extensive line of implants for cosmetic and reconstructive surgery, including a line of breast implants, skin and tissue expanders and facial and dermal implants.

     Mammary prostheses may be implanted to achieve breast reconstruction following total or partial removal (mastectomy) or to enhance breast size and shape in cosmetic surgery. Breast reconstruction is possible for most patients undergoing a mastectomy, either at the time of the original surgery or at a later date.

     The Company produces a broad line of mammary prostheses, including: saline filled implants, silicone gel filled implants and an exclusive product, the Becker(TM) expandable implant used specifically for breast reconstruction. Mammary prostheses comprise over 90% of total plastic surgery product sales. Saline filled breast implants accounted for over 80% of mammary prostheses sold in fiscal 1995.

     By offering a combination of different types of implants in a variety of different shapes and sizes and surfaces, the physician is able to select the product most appropriate for the patient.

     In conjunction with the settlement of its outstanding product liability litigation, the Company had agreed to cease marketing silicone gel filled breast implants within eighteen months after final Federal Court approval. This would have been approximately April 1995. See Item 3 "Legal Proceedings" for a further discussion. However, according to the terms of the settlement, if the plaintiffs enter into a settlement agreement with other manufacturers which allows any other company to remain in the market to manufacture and sell silicone gel breast implants, then the Company will be allowed to continue the manufacture and sale of these products.

     It is the Company's understanding that the global settlement agreement between the plaintiffs and Dow Corning and other manufacturers will allow companies to remain in the silicone gel breast implant market. As a result the Company is continuing to sell its silicone gel filled breast implants. The Company is also currently developing gel-like alternatives to silicone. Ultimate availability of such a new product in the domestic market will depend upon approval by the FDA.

     The Company offers a patented line of skin and tissue expanders. Tissue expansion is a technique for growing additional tissue for reconstruction and skin graft procedures. Some of the major applications of tissue expansion developed to date include post-mastectomy reconstruction, and the elimination of disfigurements such as burns, massive scars and facial deformities.

Urology Products

     The Company's Urology products fall into three general categories of products: urologic implants, disposable health care products and urologic ultrasound.

     Urologic Implants and Potency Devices. The Company offers a broad line of implantable urological products, including a line of penile implants for the treatment of male sexual impotence; vacuum constriction devices, used as a first line non-surgical treatment for impotence; and endourological stents and drains.

     Penile prostheses, which accounted for over 80 percent of the Company's urological implant sales in fiscal 1995, are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including two types of hydraulic inflatable devices and two versions of a malleable prosthesis.

     For several years, alternative treatment methods for male impotence have become increasingly popular. These include injection therapy and vacuum constriction devices. These modes of treatment have been used extensively as a first line of treatment due to their lower cost and less invasive nature. The Company began marketing a vacuum constriction device in fiscal 1991. The vacuum system works by creating a vacuum around the penis, causing blood to engorge the corpora cavernosa, simulating a natural erection. The Company expects that alternative treatment methods to permanent implants will remain an integral part of the marketplace in the future.

     Endourological stents and drains are used in conjunction with endoscopic surgical procedures to treat kidney and other urological problems without major invasive surgery. A major application for stents is associated with electroshock wave lithotripsy for the non-surgical removal of kidney stones.

     For several years the Company has been pursuing approval on a new urology product, named Urethrin(TM), which is an injectable implant for the treatment of urinary incontinence. The FDA is currently requiring the Company to submit additional clinical data before Urethrin can be approved for marketing. The Company has agreed with the FDA on a protocol for these clinical studies, and will begin enrolling patients in fiscal 1996. The Company does not expect final FDA action for at least a year. There can be no assurance as to when, if ever, final approval will be given.

     In addition to the United States market, the Company has submitted applications for approval of Urethrin to a number of foreign regulatory agencies. In November 1993, the Canadian Health and Welfare department approved Urethrin for marketing in Canada. Shipments to Canada, on a limited clinical basis, began in fiscal 1995. Initial marketing to Canada is expected to begin early in fiscal 1996.

     Health Care Products. The National Institute of Health estimates that, due to a variety of causes, ten million men, women and children in the United States suffer from urinary incontinence or retention--the inability to control the flow of urine. The Company produces several proprietary, special purpose, disposable external catheters used in homes, hospitals and extended care facilities for the management of urinary incontinence or retention.

     The Company also markets a variety of other disposable health care products used in the management of urinary incontinence. These include leg bags and urine collection systems, organic odor eliminators, and moisturizing skin creams and ointments.

     Urologic Ultrasound. Cancer of the prostate is a serious medical problem in the United States. It is estimated that 10% of the male population over 50 years of age are at risk to develop both benign and malignant prostate problems. The

Company markets a dedicated transrectal ultrasound system that can be used to help diagnose and stage cancer of the prostate.

     The Company also offers a number of ancillary products, including a seeding station for ultrasound-guided radioactive seed implantation in the treatment of prostate cancer, a general use body probe for kidney and bladder imaging and a biopsy guide, used to take very accurate samples of potential cancerous tissue.

Ophthalmology Products

     Mentor O&O, the Company's ophthalmic subsidiary, markets surgical and diagnostic products.

     Surgical products are used mainly in cataract surgery and other microsurgery of the eye. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. Intraocular lenses are used for corrective vision following cataract removal surgery. Other surgical products include coagulators used to control bleeding during surgery. This is accomplished by equipment which generates radio frequency energy and a hand-held disposable instrument which delivers it to the surgical site. The Company also sells a line of surgical wipes and sponges.

     In fiscal 1992, the Company introduced the Odyssey(TM) phacoemulsification system, which uses ultrasound to emulsify (dissolve) cataracts. The Odyssey incorporates several unique design features which make it smaller and less costly than most competitive products. This compact system eliminates the need for an expensive, bulky cart and takes up less space in the operating room. In addition, the system allows phacoemulsification and irrigation/aspiration to be done at low flow rates. This greatly reduces turbulence in the eye and enhances surgeon control during the procedure.

     The Company's line of diagnostic products include a variety of equipment used in routine eye exams and the diagnosis of cataracts and other disorders of the eye. They include a visual acuity tester, a computerized video system that can replace and enhance conventional eye chart systems; tonometry products, which measures the intraocular pressure of the eye, which aids in the diagnosis of glaucoma, and ophthalmic ultrasound.

     During fiscal 1995, the Company made a strategic decision to concentrate its efforts in the ophthalmic surgical market. The majority of the Company's diagnostic products, such as the tonometry and ultrasound products, are integral to this effort. However, several of the Company's smaller diagnostic product lines, which deal more exclusively with visual testing, do not fit this strategy and have been discontinued. These include the potential acuity meter, indirect ophthalmoscopes and a brightness acuity tester. These products accounted for approximately $1.5 million in sales in fiscal 1995.

     In all its products, the Company stresses low-cost and innovation aimed at improving office and surgical productivity. By offering a wide variety of products, the Company believes it has established a good working relationship with both ophthalmologists and optometrists.

     Summary of Sales by Principal Product Lines. The following table shows the net sales attributable to each of the Company's principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.


                                                                 Year Ended March 31,

                                                      1995                1994                1993

                                                                (Dollars in thousands)


                                                Amount   Percent    Amount   Percent    Amount   Percent

Plastic surgery products                       $62,964     43%     $49,272     40%     $45,272     40%
Urology products                                53,638     37%      51,199     41%      48,643     42%
Ophthalmology products                          29,792     20%      23,115     19%      21,061     18%

                                              $146,394    100%    $123,586    100%    $114,976    100%

Marketing

     The Company employs four specialized domestic direct sales forces for its cosmetic surgery, urologic implants, health care and ophthalmology product lines, respectively. Each group provides product orientation and support and related service to physicians, nurses and other health care professionals. Reliance upon a direct sales force enables the Company to maintain active and continuous communication with leading health care professionals in order to identify emerging growth markets and opportunities for improved products and product extensions.

     The Company also markets certain products, particularly its health care products, through an extensive domestic network of independent hospital supply dealers and health care distributors, and increasingly through retail pharmacies. In addition, the Company utilizes several major domestic health care equipment dealers to market several of its ophthalmic products.

     The Company promotes its products through journal advertising, direct mail programs, and participation in, and sponsorship of, medical conferences and seminars. The Company also participates in support organizations that provide counseling and education for persons suffering from specific maladies, and provides patient education materials for some of its products to physicians for use with their patients.

     The Company exports most of its products, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's own foreign direct sales offices. For the years ended March 31, 1995, 1994 and 1993, export sales to distributors were $21,243,000, $19,582,000 and $16,652,000, respectively. The Company's domestic sales and foreign sales are approximately equal in profitability. Other than sales through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not constituted significant risks.

     The Company has four international sales offices in Canada, the United Kingdom, Germany and Australia. These offices warehouse product and sell through a direct sales force in each country. The offices currently sell primarily cosmetic and reconstructive surgery implants and urology implants. Sales are made in the local currency of the host country. The Company feels that a local presence in key countries will better help the Company to capitalize on the growing international market for medical products. The Company made net sales from these offices of $11,287,000, $9,329,000 and $9,105,000 during fiscal 1995,
1994 and 1993, respectively. The Company anticipates opening additional direct sales offices during fiscal 1996 in France and the Netherlands.

     In general, the Company maintains sufficient inventories of finished goods both domestically and internationally to support immediate shipment of products upon receipt of a customers order. From time to time, however, a back-order situation may develop due to increased demand for a product or special circumstances, such as regulatory restrictions. See "Manufacturing" for a further discussion.

     During the year ended March 31, 1995, no customer accounted for more than 10% of the Company's revenues.

Competition

     The Company believes it is one of the leading suppliers in the United States of implantable urology and cosmetic and reconstructive surgery products and of disposable catheter products, based upon independent research studies of market share. Many of the Company's products are premium-priced.

     The Company currently competes with only one other company in the inflatable penile market, American Medical Systems, Inc. (a subsidiary of Pfizer, Inc.). Several implants compete with the Company's malleable penile implants. The primary competitive factors are product performance and reliability, ease of implantation and customer service. The Company believes that, by providing several types of implants which stress high performance and reliability, it can successfully respond to various physician and patient preferences.

     Similarly to the penile implant market, the Company competes with only one other company in the domestic breast implant market, McGhan Medical Corporation, a subsidiary of INAMED, Inc. The primary competitive factors currently are range of style and sizes, product performance and quality, proprietary design, customer service and in certain instances, price.

     By careful design and active marketing of catheters and other disposable health care products, the Company has been able to compete successfully against larger companies. The Company, C.R. Bard, Inc., Hollister, Inc., E.R. Squibb & Son, Inc., Coloplast, Inc. and Sherwood Medical are the dominant firms in the market. As with many of the Company's other product lines, the Company competes primarily on the basis of design and performance, and by providing product orientation, support and related service to health care professionals and consumers.

     In the ophthalmic device market, companies compete primarily on the basis of product quality and technology, service, reliability and price. By offering unique, proprietary products and a broad range of niche products, the Company is able to compete against larger companies. Various competitors include Allergan, Inc., Canon, Inc., Nikon Inc., Alcon Laboratories Inc. (a subsidiary of Nestle S.A.), Johnson and Johnson and Storz Instrument Co. (a division of American Cyanamid Co.).

     While the Company believes it competes successfully in its markets, many of
its  competitors  have  substantially   greater  financial,   technological  and
marketing resources.

Government Regulation

     Under the "Medical Device Amendments of 1976" (the "Medical Device Act"), the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance; (iii) require test data approval prior to clinical evaluation of human use; (iv) permit detailed inspections of device manufacturing facilities; (v) establish "good manufacturing practices" that must be followed in device manufacture; (vi) require reporting of product defects to the FDA; and (vii) prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health. All of the Company's products are "medical devices intended for human use" within the meaning of the Medical Device Act and are therefore subject to FDA regulation.

     The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application "PMAA" before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of classifying a device into Class III is to require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's plastic surgery and urology implants, along with intraocular lenses, are in Class III, while most of its disposable health care products, ophthalmology products and urological ultrasound products are in Class I.

     In April 1991, the FDA issued a final ruling requiring all manufacturers of silicone gel filled mammary prostheses to file PMAAs for each specific mammary prosthesis they intend to market with the FDA within 90 days after the effective date of the regulation, or cease sale and/or distribution of their products. PMAAs for any device, such as breast implants, which predates the 1976 Medical Device Act, are required to be called by the FDA by December 1995. These applications needed to include a substantial amount of test and statistical data, including the results of laboratory, animal and clinical investigation and testing. In July 1991, the Company submitted applications to the FDA relating to three types of silicone gel filled implants. These included two implants which are primarily used for cosmetic augmentation and the Becker post-mastectomy reconstructive device.

     In November 1991, the Company presented its applications to the FDA's outside advisory panel on plastic surgery products. The purpose of this panel was to make recommendations to the FDA on whether or not the FDA should approve the applications. The panel concluded that there are insufficient data to establish with reasonable certainty that silicone gel filled breast implants are safe and effective. However, the panel voted unanimously that there is a public health need for these types of implants, recommending that the FDA allow them to remain on the market while the manufacturers continue to compile additional data on their safety and effectiveness.

     On January 6, 1992, the FDA requested that all United States manufacturers voluntarily cease manufacturing and marketing these devices and that surgeons refrain from implanting these products, pending review of additional information by the advisory panel. The Company complied with this voluntary request. The information that the FDA was apparently concerned about was the potential relationship between silicone gel implants and auto immune diseases.

     The panel reconvened in February 1992. The panel stated that there has not been established a cause and effect relationship between silicone gel filled implants and immune related and connective tissue disorders. The panel believed that further long term studies were needed to establish with certainty that gel implants are safe and effective. It recommended that gel implants for cosmetic augmentation be restricted to limited, controlled clinical studies, while implants for reconstruction continue to be available to all women who need them.

     In April 1992, the FDA announced that it was adopting the recommendations of the panel. The FDA indicated it was denying the pending applications for the use of breast implants for augmentation but would provide for the continued availability of the implants for reconstruction purposes on the basis of a public health need. In order to obtain silicone gel filled implants for use in reconstruction, including the Becker device, women will be enrolled in clinical studies for future follow-up. Patients will be required to sign an informed consent form and physicians will have to certify that saline implants are not a satisfactory alternative. The Company resumed shipments of these products under the terms of this clinical study during the first quarter of fiscal 1993. In May 1992, the FDA granted the Company permission to export silicone gel filled breast implants to those foreign countries requesting them.

     To comply with the Medical Device Act, the Company has incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new products and the preparation and filing of documents in the formats required by the FDA. From time to time the Company also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness. In 1993, the FDA published proposed guidelines for PMAAs on the Company's hydraulic inflatable penile prostheses and saline filled breast implants. For saline implants, the FDA has published a schedule which permits the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1998. The Company intends to submit its PMAAs in a timely fashion. The Company has begun to collect the data which will be necessary for these applications. Although the Company believes its data should be sufficient to satisfy FDA requirements, approval cannot be assured. Should the Company's PMAAs be denied, it would have a material adverse effect on the Company's operations and financial position.

     Medical device laws and regulations similar to those described above are also in effect in some of the countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

     As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. In certain states, primarily Texas, the Company is also subject to regulation by the local Air Pollution Control District and the United States Environmental Protection Agency as a result of some of the chemicals used in its manufacturing process.

Health Care Cost Containment

     The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare and corporate health insurance plans. Accordingly, third parties, rather than patients, frequently pay all or a substantial portion of the costs of goods and services delivered by health care providers. Except for breast and facial implants used in cosmetic surgery and augmentation, the Company's medical products are generally eligible for coverage under many of these third-party reimbursement programs. The Company believes that eligibility for third-party reimbursement can be an important factor in the success of medical products, particularly in situations where there are competing products or treatments that are also eligible for such reimbursement. Therefore, the Company attempts when feasible to obtain eligibility of its products for such reimbursement.

     Reimbursement plans, whether through government funded Medicare or private third-party insurers, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement programs, capitation programs, group buying, redesign of benefits, requirement of a second opinion prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care.

     These types of programs can potentially limit the amount which health care providers may be willing to pay for medical products. In the past, the Company has encountered instances in which reimbursement for some of its products, particularly its hydraulic inflatable penile prosthesis was denied. The Company has been successful in the majority of cases to get reimbursement for these products reinstated. However, there can be no assurance that such instances will not reoccur in the future. Any such occurrence may have a detrimental effect on sales of the affected products.

Product Development

     At March 31, 1995, the Company employed 81 people engaged in full-time research and development. The Company expects to introduce new or improved products during fiscal 1996 in many of its principal product lines, including mammary prostheses, ophthalmology and health care.

     The Company believes its future growth will continue to depend in part upon the introduction of new products that provide superior benefits, command premium prices and have significant growth potential. The Company works closely with health care professionals to ensure new product development is responsive to the needs and concerns of health care professionals and their patients.

     During  fiscal  1995,   1994  and  1993,  the  Company  spent  a  total  of
$10,295,000,   $9,137,000   and  $6,944,000   respectively,   for  research  and
development.

Patents and Licenses

     It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, disposable catheters disposable coagulators, and visual acuity testers.

     All of the patents relating to products which produce significant revenues have at least two years remaining until expiration. While the Company believes its patents are valuable, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to manufacturing processes, materials and product design, have been at least as important in maintaining proprietary product lines. As a condition of employment, the Company requires each of its employees to execute an agreement relating to confidential information and patent rights.

Product Liability and Warranties

     The Company attempts to conduct its product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. The Company occasionally receives communications from surgeons or patients with respect to various products claiming the products are defective and have resulted in injury to the patient. It is the Company's policy to replace any products claimed to have malfunctioned within a reasonable time after sale. In the case of the Company's inflatable penile prostheses, the Company will replace a unit after implantation upon request of the surgeon for any reason. For the saline filled mammary prosthesis, the Company will provide a no charge replacement in the event the prosthesis deflates. The Company provides a limited warranty on certain of its capital equipment products against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

Manufacturing

     The Company's manufacturing facilities have been designed to accommodate the specialized requirements for the manufacture of medical devices, including the FDA's regulations concerning good manufacturing practices, with segregated shipping and storage areas, production quarantine areas and, where necessary, clean rooms having separate air filtering systems for sterile production. The facilities also include recovery and control equipment required to maintain compliance with applicable environmental laws and regulations.

     The Company obtains certain raw materials and components for a number of its products from single suppliers. In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales. No material interruptions occurred during the last fiscal year.

     In the last two years, certain suppliers of raw materials, such as Dow Corning, DuPont and others, announced that they will no longer supply implant or medical grade materials for products in several markets related to reproduction, contraception, obstetrics or cosmetic surgery, due to what they perceive as a product liability risk in excess of the potential economic benefits of providing these materials. Certain of the Company's products, principally breast implants and penile implants, incorporate materials supplied by these companies. Under guidelines established by the FDA, the Company has been successful in replacing these materials with those being offered by other companies willing to supply device manufacturers. The prices the Company pays for many of these replacement materials is substantially higher than with its previous vendors. These sources of supply are relatively new, and there can be no assurance that they will be able to supply the Company in the quantities needed, or that regulatory or other delays will not cause a disruption in sales of affected products. The Company believes its supply of raw materials is adequate for the current fiscal year.

Employees

     As of March 31, 1995, the Company employed 1,187 people of whom 741 were in manufacturing, 225 in sales and marketing, 81 in research and development and 140 in finance and administration. None of the Company's employees are represented by a union. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

     The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (127,000 square feet). During fiscal 1995, the Company sold its Stewartville, Minnesota location, which contained 30,000 square feet. This facility had been closed in 1994 when its operations were consolidated into the Minneapolis location. A portion of the Minneapolis facility serves as security for the Company's outstanding industrial revenue bond, which represented $146,000 of the Company's long-term debt at March 31, 1995.

     The Company leases additional office, manufacturing and warehouse facilities in Santa Barbara, California (40,000 square feet), Goleta, California (19,000 square feet), Irving, Texas (109,000 square feet), Norwell, Massachusetts (57,000 square feet) and Leiden, the Netherlands (6,500 square feet). The Company's international sales offices, located in Australia, Canada, Germany and the United Kingdom, lease office and warehouse space ranging from 2,000 to 5,800 square feet. All leases have terms ranging from four to ten years, renewable on terms the Company considers favorable.

     During fiscal 1994, the Company transferred its St. Louis operation to the Company's Minneapolis facility. The lease on the St. Louis facility was terminated in fiscal 1995. The Company completed the relocation of its Goleta manufacturing facility to the Texas location during fiscal 1995. The lease on this 78,000 square foot facility was terminated in 1995. In order to accommodate certain warehouse needs and expanded office requirements, the Company leased a 19,000 square foot facility in Goleta during fiscal 1995.

     The Company believes its facilities are generally  suitable and adequate to
accommodate  its  current  operations,   and  suitable  facilities  are  readily
available to accommodate any future expansion as necessary.

ITEM 3. LEGAL PROCEEDINGS.


     A. Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company has claims involved in litigation. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions, and deductibles which the Company believes to be appropriate.

     As a result of the controversy and related media coverage surrounding silicone gel filled breast implants, the Company became involved in a substantial amount of product liability litigation in fiscal 1992 and 1993. These cases alleged design and marketing defects, failure to warn, breach of implied and express warranties, emotional distress and gross negligence in connection with silicone gel filled breast implants manufactured by the Company. The complaints sought unspecified damages for medical expenses, loss of earnings, prejudgment interest and punitive damages.

     During fiscal 1994, the Company reached an agreement with the Federal Multi-District Litigation Plaintiffs Steering Committee which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. The agreement, in which the Company denied any wrongdoing or legal liability, covers all women who have received a silicone gel or saline filled breast implant manufactured by the Company from March 1984 (the date at which the Company first entered the business) through June 1, 1993. Under the terms of the agreement, the Company made payments of $2.0 million in May 1993, $8.7 million in November 1993 and $4.5 million in September 1994. The November payment was funded out of insurance reimbursements. Additional payments of $5.3 million are due in September 1995 and 1996.

     The agreement was approved by the Federal Court, which certified a mandatory class of persons, who have or may have any existing or future claim, including claims for injuries not yet known, under any federal or state law, based upon having received a silicone gel or saline filled breast implant prior to June 1, 1993.

     B. On April 22, 1991, a class action lawsuit was filed by a shareholder of the Company against the Company and its Chairman, in the United States District Court for the Central District of California. That action, Oded Weiss v. Mentor Corp. & Christopher J. Conway, USDC No. 91 2163 RJK, essentially alleges that the Company and its Chairman made untrue statements of material fact or failed to disclose material facts concerning the Company's Urethrin product, all in violation of federal securities laws. The plaintiff seeks, on his behalf and on behalf of the class, which includes all purchasers of Company stock from January 9, 1991 through April 14, 1991,(both dates inclusive), general damages and unspecified "extraordinary equitable and/or injunctive relief", as well as costs, attorneys' fees and pre- and post-judgment interest. In January 1992, a court order was filed dismissing without prejudice the actions against Christopher J. Conway. Mentor Corporation remained a defendant in this action.

     On September 30, 1994, the Company reached an agreement to settle this lawsuit. Under the agreement, in which the Company denied any wrongdoing or legal liability, the Company gave the plaintiffs $1 million in cash and issued them 50,000 shares of Common Stock. The Agreement was approved by the Court in March 1995.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

None.


ITEM 4A.EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company are as follows:

          Name                 Age                   Position

Christopher J. Conway          56      Chairman of the Board, Chief Executive
                                       Officer and Director
Anthony R. Gette               39      President, Chief Operating Officer,
                                       Secretary and Director
Dennis E. Condon               46      President, Mentor H/S, Inc.
Karen H. Edwards               48      Vice President, Regulatory and Legal
                                       Affairs and Quality Assurance
William M. Freeman             56      President, Mentor O&O, Inc.
Gary E. Mistlin                43      Vice President of Finance/Treasurer and
                                       Chief Financial Officer
Bobby K. Purkait               45      Vice President of Research & Development
Spencer M. Vawter              58      President, Mentor Urology, Inc.

     Mr. Conway is a founder of the Company and served as its President, Chief Executive Officer and Chairman of the Board of Directors from its inception to April 1987. Mr. Conway currently serves as Chief Executive Officer and Chairman of the Board of Directors.

     Mr. Gette joined the Company in December 1980 as its Corporate Controller and has served in various executive capacities since that time. He became Vice President, Finance in September 1983, Executive Vice President in September 1986 and President and Chief Operating Officer in April 1987. He became Secretary in March 1986.

     Mr. Condon joined the Company in April 1984 as its Director of Sales and Marketing for plastic and general surgery products. He was promoted to President, Mentor H/S, Inc. in July 1991. Prior to that he was Senior Vice President, Plastic Surgery Sales and Marketing and Managing Director of International Operations from April 1990 and Vice President, Sales and Marketing for the Surgical Products Division from April 1985 until April 1990.

     Ms. Edwards joined the Company in April 1984 as Risk Manager and has served in various regulatory affairs and quality assurance capacities. In April 1992, she was promoted to Vice President of Regulatory and Legal Affairs and Quality Assurance. She had been Vice President of Regulatory Affairs and Quality Assurance since August 1987.

     Mr. Freeman joined the Company in August 1994. From 1989 to 1994 he was Vice President & General Manager of Alcon Instrumentation Technology Center, a subsidiary of Alcon/Nestle, a major ophthalmic company. From 1987 to 1989, he was Division President of Cooper Surgical, a subsidiary of Coopervision, a leading supplier of ophthalmic equipment and devices.

     Mr.   Mistlin   joined  the  Company  in  November  1987,  as  Director  of
Finance/Treasurer, and was promoted to Vice President of Finance/Treasurer in April 1989.

     Mr. Purkait joined the Company in February 1986, as Product Development Manager and has served in various research & development capacities. In August 1988 he was promoted to Vice President of Research & Development.

     Mr. Vawter joined the Company in March 1993. From 1989 to 1993 he was Chief Executive Officer and President of Avalon Technology Corporation, a diagnostic equipment company. From 1988 to 1989 he was President of Labsonics, Incorporated, an ultrasound diagnostic company.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on the NASDAQ National Market under the symbol MNTR. There are approximately 20 market makers for the Company's stock. The following table shows the range of high and low closing sale prices reported on the NASDAQ National Market. Quotations represent prices between dealers, and do not reflect retail mark-ups, mark-downs or commissions.

Year ended March 31, 1995                         High           Low

Quarter ended June 30, 1994                       15 1/2         13
Quarter ended September 30, 1994                  17 1/8         14 3/4
Quarter ended December 31, 1994                   18 3/4         16
Quarter ended March 31, 1995                      28             17

Year ended March 31, 1994

Quarter ended June 30, 1993                       12 1/2          9 1/4
Quarter ended September 30, 1993                  14             10 1/2
Quarter ended December 31, 1993                   14 3/4         12
Quarter ended March 31, 1994                      17 3/8         13 1/2

ITEM 6. SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                                                 Year Ended March 31,

(in thousands, except per share              1995           1994           1993           1992           1991
data)
Statement of Operations Data:
Net sales                               $ 146,394       $123,586      $ 114,976      $  89,422      $  73,793
Gross profit                               93,598         81,131         75,165         53,815         45,340
Operating income (loss)                    27,043         19,984         (2,341)         8,851         11,039
Income (loss) before income taxes          24,221         16,844         (4,730)         6,706          8,881
Net income (loss)                       $  15,773       $ 11,005      $  (2,830)     $   4,510      $   5,920

Net income (loss) per share             $    1.41       $   1.02      $   (0.27)     $    0.42      $    0.54
Dividends per common share              $    0.15              -      $    0.16      $    0.16      $    0.16
Average outstanding shares                 11,187         10,805         10,654         10,789         10,934

Balance Sheet Data:
Working capital                         $  53,745       $ 39,721      $  35,188      $  28,758      $  28,267
Total assets                              128,760        120,750        109,947         90,324         84,515
Long-term debt, less current               24,655         25,386         24,362         24,399         25,955
portion
Shareholders' equity                    $  71,114       $ 54,653      $  43,428       $ 47,728      $  43,939

SALES BY PRINCIPAL PRODUCT LINE


                                                               Year Ended March 31,
                                                  1995                1994                1993
(in thousands)
                                             Amount  Percent     Amount  Percent     Amount  Percent

Plastic Surgery Products                  $  62,964    43%    $  49,272    40%    $  45,272    40%
Urology Products                             53,638    37%       51,199    41%       48,643    42%
Ophthalmology Products                       29,792    20%       23,115    19%       21,061    18%

                                          $ 146,394   100%    $ 123,586   100%    $ 114,976   100%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth various items from the Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                    Year Ended March 31,
                                                  1995      1994      1993

Net sales                                        100.0%    100.0%    100.0%
Cost of sales                                     36.1      34.4      34.6
Selling, general and administrative               38.4      42.1      43.1
Research and development                           7.0       7.4       6.0
Special litigation charge                            -         -      18.3

Operating income (loss)                           18.5      16.1      (2.0)
Interest income (expense), net                    (1.7)     (2.5)     (1.8)
Other expense                                     (0.2)        -      (0.3)

Income (loss) before income taxes                 16.6      13.6      (4.1)
Income taxes                                       5.8       4.7      (1.6)

Net income (loss)                                 10.8%      8.9%     (2.5)%



RESULTS OF OPERATIONS

Sales
     Sales for fiscal 1995 increased 18% to $146.4 million, compared to $123.6 million the prior year. Growth was a result of strong increases in sales of plastic surgery products and growth in sales of ophthalmology products. The Company experienced increased unit demand for plastic surgery products. Growth in sales of ophthalmology products was primarily a result of the acquisition in October 1994 of the intraocular lens (IOL) product line of Optical Radiation Corporation.

     In conjunction with the settlement of its outstanding product liability litigation (See Note H to the Consolidated Financial Statements, "Litigation"), the Company had agreed under certain circumstances to cease marketing silicone gel filled breast implants approximately in April 1995. However, according to the terms of the settlement, if the plaintiffs enter into a settlement agreement with other manufacturers which allows any other company to remain in the market to manufacture and sell silicone gel breast implants, then the Company will also be allowed to continue the manufacture and sale of these products.

     It is the Company's understanding that the global settlement between the plaintiffs and Dow Corning and other manufacturers allows those companies to remain in the silicone gel breast implant market. As a result, the Company believes it can continue to sell silicone gel filled breast implants (subject to clinical trial protocols and other FDA restrictions).

     Sales for fiscal 1994 were $123.6 million, an increase of 7% over the prior year. Sales increased in each of the Company's basic markets. International sales was the best performing area, increasing 12% for the year. Particularly strong were export sales to unaffiliated distributors, which were up 18%. Plastic surgery sales showed an overall increase of 9% for the year. Sales of saline breast implants, however, increased almost 40% over the prior year's levels, offset by a decline in silicone gel products.

     The Company's export sales to unaffiliated customers accounted for 15%, 16% and 14% of net sales in the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

     Over the three fiscal years ended March 31, 1995, sales increases have been primarily the result of increased unit sales and a shift to higher priced products. General selling price increases have not been significant in recent years.

Cost Of Sales
     Cost of sales was 36.1% for fiscal 1995, compared to 34.4% for the prior year. The Company's cost of sales for its plastic surgery products was reduced from prior years as a result of the closure of the Company's California manufacturing facility in July 1994. This reduction was offset by startup expenses in the Company's new manufacturing plant in the Netherlands. This plant began to ship product during the fourth quarter of fiscal 1995.

     Cost of sales was 34.4% for fiscal 1994, compared to 34.6% for fiscal 1993. During fiscal 1994, the Company was operating two manufacturing facilities for its plastic surgery products, during the process of transferring manufacturing from California to Texas. This generated additional factory expense which was not incurred in fiscal 1993. This higher level of spending continued until the California plant closed in July 1994.

     Certain suppliers of raw materials, such as Dow Corning, DuPont and others, have announced that they will no longer supply implant or medical grade materials for products in several markets due to what they perceive as a product liability risk in excess of the potential economic benefits of providing these materials. Certain of the Company's products, principally breast implants and penile implants, incorporate materials produced by these companies. Under guidelines established by the FDA, the Company has been successful in replacing these materials with those being offered by other companies willing to supply implantable device manufacturers. The prices the Company pays for many of these replacement materials is substantially higher than with its previous vendors. These sources of supply are relatively new, and there can be no assurances that they will be able to supply the Company in the quantities needed. The Company believes its supply of raw materials is adequate for the current fiscal year.

Selling, General and Administrative
     Selling, general and administrative expenses decreased to 38.4% of sales in fiscal 1995, compared to 42.1% in the previous year. During fiscal 1994, the Company was in the process of consolidating and closing three facilities in Santa Barbara, California, St. Louis, Missouri and Stewartville, Minnesota into other existing operations. Included in the fiscal 1994 results was approximately $3 million in costs associated with the consolidation. This amount includes expenses related to employee relocation, new employee hiring and training, and severance. These costs were completed in fiscal 1994.

     Selling, general and administrative expenses were 42.0% of sales for fiscal 1994, compared to 43.1% in the previous year. Substantially reduced legal and administrative fees in relation to breast implant litigation were the main reason for the decline. This decline was partially offset by approximately $3 million in costs related to the consolidation and closing of three facilities.

Research and Development
     Research and development expenses were 7.0% of sales in fiscal 1995, compared to 7.4% in fiscal 1994. The Company continues to spend funds on its premarket approval applications ("PMAAs") for its silicone gel filled breast implants, saline breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company expects to spend the same amount of money on these PMAAs in fiscal 1996 as it did in fiscal 1995. In addition, the Company is beginning clinical studies on several new products, specifically its Urethrin product for treating urinary incontinence. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1996 than it did in fiscal 1995. Research & development expenses increased to 7.4% of sales for fiscal 1994, compared to 6.0% for the prior year. In early 1993, the FDA published proposed guidelines for PMAAs on the Company's saline filled breast implants and penile implants. During the year, the Company began to incur increased expenses to collect the data necessary for these applications, including both human clinical studies and laboratory testing. In addition, the Company continued to spend funds on its existing PMAAs on its silicone gel filled breast implants.

Interest and Other Income and Expense
     Interest expense decreased $273 thousand in fiscal 1995 from the prior year, due primarily to lower balances on the Company's line of credit. Included in interest expense for the year is $1.0 million in imputed interest on the Litigation Settlement Obligation. In fiscal 1996, this amount will be reduced to $700 thousand. Interest income increased from $247 thousand last year to $568 thousand this year, resulting from higher cash balances. Included in interest income this year is $272 thousand related to foreign currency gains on the Company's foreign operations.

     In the third quarter of fiscal 1995, the Company sold its manufacturing facility in Stewartville, Minnesota. The Company received net proceeds of approximately $600 thousand. This transaction resulted in a book loss of approximately $200 thousand.

     In May 1995, subsequent to the end of the fiscal year, the Company called for redemption of its convertible debentures. The Redemption Date is June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holders, the debentures may be converted into Common Stock at the conversion price of $16.50. This redemption will lower interest expense in fiscal 1996 by $1.3 million.

     Interest expense increased $882 thousand in fiscal 1994 over 1993. Lower interest on bank borrowings was offset by $1.0 million in imputed interest charges on the Litigation Settlement Obligation. Interest income decreased $176 thousand from the prior year, due to lower cash balances and interest rates during the year.

Income Taxes
     The effective rate of corporate income taxes was an expense of 35% for both fiscal 1995 and 1994, compared to a benefit of 40% in fiscal 1993. In fiscal 1993, the Company's effective benefit exceeded the U.S. federal statutory rate due primarily to the preferential tax treatment of certain of the Company's foreign sales.

Net Income
     Net income per primary share in fiscal 1995 was $1.41, compared to $1.02 in fiscal 1994. The increase was caused by the higher sales combined with a lower percentage growth in operating expenses.

     Primary earnings per share will be affected in fiscal 1996 by the Company's call for redemption of its convertible debentures. Assuming all of the debentures are converted into Common Stock, an additional 1.5 million shares will be outstanding. Net of the benefit of lower interest expense, this will cause an approximate 8% dilution in primary earnings per share.

Inflation
     The Company does not believe inflation has had a material impact on the Company's operations over the three year period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
     During the three years ended March 31, 1995, liquidity needs have been satisfied principally by cash flow from operations and the drawdown on available lines of credit.

     At March 31, 1995, working capital was $53.7 million compared to $39.7 million the previous year. The Company generated $13.0 million of cash from operations during fiscal 1995, compared to $12.5 million the previous year. Net income increased $4.8 million compared to the prior year. Of the total increase in receivables and inventory for the current fiscal year, $2.8 million and $2.4 million, respectively, related to the acquisition of the IOL product line from Optical Radiation Corporation.

     During fiscal 1995 the Company spent $6.9 million on capital expenditures, primarily improvements in manufacturing facilities and equipment and data processing hardware and software. Of this amount, approximately $4.2 million was for the buildout of its manufacturing facilities in Texas and Minneapolis. The Company anticipates investing approximately $8 million in facilities and capital equipment in fiscal 1996.

     During fiscal 1995, the Company had up to $13 million available to it under two lines of credit. The first is a secured $8 million revolving line of credit, which allows for borrowings up to approximately 70% of domestic accounts receivable. The second was an unsecured line for $5 million. Borrowings under this line may only be used for the Company's Mentor O&O subsidiary. The maximum amount borrowed under these lines of credit was $5.1 million in fiscal 1995. At March 31, 1995, the Company had no borrowings outstanding under its lines of credit. Subsequent to the fiscal year end, the Company executed a new secured

$15 million Credit Agreement with another bank. This Agreement will replace the other two lines of credit.

     During fiscal 1994, the Company finalized its agreement with the Federal Multi-District Litigation Plaintiffs Steering Committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company made payments of $2 million in May 1993, $8.7 million in November 1993 and $4.5 million in September 1994. The second payment was funded out of insurance reimbursements. Additional payments of $5.3 million are due in September 1995 and 1996.

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

     Since 1991, the Company has been a defendant in a shareholder class action. See Legal Proceedings for further detail. In September 1994, the Company agreed to settle this lawsuit, subject to approval by the Federal Court. The Company paid $1 million in the second quarter and issued 50,000 shares of Mentor Common Stock in the fourth quarter under the terms of the settlement.

     The net effect of these two previous items was not material to the consolidated financial statements.

     In October 1994, the Company acquired the intraocular lens (IOL) operations of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. The purchase was made in exchange for $3 million in cash, the issuance of approximately 61,000 shares of Common Stock and the assumption of certain specified obligations.

     At the Annual Meeting of Shareholders, held September 7, 1994, the Company announced the resumption of its quarterly cash dividends. At the indicated rate of $.20 per year, the aggregate annual dividend would equal approximately $2.2 million. In June 1993, the Company's Board of Directors had suspended dividends on the Company's Common Stock in order to meet the Company's payment obligations under the breast implant settlement agreement.

     In May 1995, subsequent to the end of the fiscal year, the Company called for redemption of its convertible debentures. The Redemption Date is June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holders, the debentures may be converted into Common Stock at the conversion price of $16.50. During April 1995, $8.0 million was converted, leaving a balance of $16.2 million. The Company will be obligated to redeem any remaining bonds not converted on June 30, 1995 at 100% of the principal amount, plus accrued interest. No interest payment will be due to those holders who choose to convert their debentures into Common Stock.

     The Company's principal source of liquidity at March 31, 1995 consisted of $11.4 million in cash and marketable securities plus $12.3 million available under the existing lines of credit.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1995. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1995.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

                                                                           PAGE
(a)(1)    Consolidated Financial Statements

          Report of Independent Auditors                                    32

          Consolidated Statements of Financial Position
          as of March 31, 1995 and 1994                                     33

          Consolidated Statements of Operations for the
          Years Ended March 31, 1995, 1994, and 1993                        35

          Consolidated Statements of Changes in Shareholders' Equity
          for the Years Ended March 31, 1995, 1994, and 1993                36

          Consolidated Statements of Cash Flows for the
          Years Ended March 31, 1995, 1994 and 1993                         37

          Notes to Consolidated Financial Statements                        38


(a)(2)    Consolidated Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves      47

     All  other   schedules   are  omitted   because  they  are  not   required,
inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.


(a)(3)    List of exhibits:
 3(a)     Composite Restated Articles of Incorporation of the Company. (1)

 3(b)     Composite Restated Bylaws of the Company.(2)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)

(a)(3) List of exhibits (continued):

       4 Mentor Corporation to Bankers Trust Company, Trustee, Indenture, dated as of July 22, 1987; U.S. $30,000,000, 6 3/4% Convertible
            Subordinated Debentures, Due 2002. (1)

     Copies of constituent instruments defining rights of holders of other long-term debt of the registrant and subsidiaries are not filed herewith, pursuant to paragraph 4(iii)(A) of Item 601 of Regulation S-K, because the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of the registrant and subsidiaries on a consolidated basis. The registrant hereby agrees that it will, upon request by the Securities and Exchange Commission, furnish to the Commission a copy of each such instrument.

       10.1 Mentor Corporation 1982 Incentive Stock Option Plan and Agreement-Registration Statement No. 2-94726.(7)(10)

       10.2 Mentor Corporation Restated 1987 Non-Statutory Stock Option Plan and Agreement - Registration Statement No.33-25865.(8)(10)

       10.3 Mentor Corporation 1991 Stock Option Plan - Registration Statement No. 33-48815.(9)(10)

       10.4 Stock Option Agreement, dated September 21, 1988, between Mentor Corporation and Anthony R. Gette.(2)(10)

       10.5 Lease Agreement, dated November 9, 1989, between Mentor Corporation and Skyway Business Center Joint Venture.(3)

       10.6 First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture.(6)

       10.7 Revolving Credit Agreement, dated January 29, 1993, between Mentor Corporation and Norwest Bank Minnesota, National Association.(5)

       10.8 $8,000,000 Mentor Revolving Note, dated January 29, 1993, between Mentor Corporation and Norwest Bank Minnesota, National Association.(5)

       10.9 Security Agreement, dated January 29, 1993, between Mentor Corporation and Norwest Bank Minnesota, National Association.(5)

       10.10 Security Instrument Collateral Bank Account Agreement, dated January 29, 1993, between Mentor Corporation and Norwest Bank Minnesota, National Association.(5)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K (continued)


(a)(3) List of exhibits (continued):

       10.11 Corporate Guaranty, dated January 29, 1993, between Mentor Corporation and Norwest Bank Minnesota, National Association.(5)

       10.12 Schedule of related banking documents, dated January 29, 1993, between Mentor Corporation and its subsidiaries and Norwest Bank Minnesota, National Association.(5)

       10.13 Amendment No. 1 to Loan Documents, dated June 29, 1993, between Mentor Corporation and its subsidiaries and Norwest Bank Minnesota, National Association.(6)

       10.14 Credit Agreement, dated May 22, 1995, between Mentor
             Corporation and Sanwa Bank California.                        52

       10.15 $15,000,000 Revolving Note, dated May 22, 1995, between
             Mentor Corporation and Sanwa Bank California.                 83

       10.16 Security Agreement, dated May 22, 1995, between Mentor
             Corporation and Sanwa Bank California.                        85

       10.17 Guarantor Security Agreement, dated May 22, 1995, between
             Mentor Corporation and its subsidiaries and Sanwa Bank
             California.                                                   97

       10.18 Continuing Guaranty Agreement, dated May 22, 1995, between
             Mentor Corporation and Sanwa Bank California.                 117

       10.19 Contribution Agreement, dated May 22, 1995, between Mentor
             Corporation and Sanwa Bank California.                        109

       10.20 Inter-Company Note, dated May 22, 1995, between Mentor
             Corporation and Sanwa Bank California.                        115

       10.21 Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd.(4)

       10.22 Settlement Agreement and Stipulation, dated May 7, 1993, between Mentor Corporation and Representative Plaintiffs.(5)

       10.23 Employment Agreement, dated March 15, 1993, between Mentor Corporation and Spencer M. Vawter. (6)(10)

       10.24 Employment Agreement, dated August 5, 1994, between
             Mentor O&O, Inc. and William M. Freeman. (10)                 123

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K (continued)


(a)(3) List of exhibits (continued):

       11 Statement Regarding Computation of Per Share Earnings.           48

       22 Subsidiaries of the Company.                                     49

       23 Consent of Independent Auditors.                                 50

       (b) Reports on Form 8-K:

           None


(1) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-7955.

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-7955.

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1990, File No. 0-7955.

(4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1991, File No. 0-7955.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-7955.

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-7955.

(7) Incorporated by reference to Registration Statement on Form S-8, Registration No. 2-94726.

(8) Incorporated by reference to the post effective amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-25865.

(9) Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-48815.

(10)Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders of Mentor Corporation

     We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP
Los Angeles, California
May 8, 1995

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                        March 31,           March 31,
(dollars in thousands)                                      1995                1994
Assets

Current assets:
 Cash and equivalents                                  $   9,350           $   6,043
 Marketable securities                                     2,029               4,286
 Accounts receivable, net of allowance for doubtful
   accounts of $1,363 in 1995 and $993 in 1994            30,026              22,512
 Inventories                                              29,994              29,074
 Deferred income taxes                                     6,918               5,045
 Other                                                     2,741               3,148

Total current assets                                      81,058              70,108

Property and equipment:
 Buildings and land                                       12,735              12,040
 Equipment                                                30,761              29,157
                                                          43,496              41,197
 Less accumulated depreciation                           (17,958)            (16,926)
                                                          25,538              24,271

Other assets:
 Deferred income taxes                                     1,400               4,000
 Patents, licenses, trademarks and bond issuance
  costs, net of accumulated amortization of                6,287               7,148
  $9,127 in 1995 and $8,275 in 1994
 Goodwill, net of accumulated amortization of             13,523              13,938
  $2,190 in 1995 and $1,786 in 1994
 Other assets                                                954               1,285
                                                          22,164              26,371

                                                       $ 128,760           $ 120,750

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(CONTINUED)


                                                        March 31,           March 31,
(dollars in thousands)                                      1995                1994
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                      $   2,996           $   3,558
 Accrued compensation                                      5,620               3,147
 Income taxes payable                                        606                   -
 Interest payable                                          1,145               1,122
 Dividends payable                                           549                   -
 Sales returns                                             4,765               3,625
 Litigation settlement obligation                          5,333               5,483
 Other accrued liabilities                                 5,568               7,995
 Short-term bank borrowings and current
  portion of long-term debt                                  731               5,457

Total current liabilities                                 27,313              30,387

Long-term debt                                               473               1,204
Litigation settlement obligation                           5,678              10,324
Convertible subordinated debentures                       24,182              24,182

Shareholders' equity:
  Common Stock, $.10 par value: Authorized-
   20,000,000 shares; Issued and outstanding --            1,090               1,069
   10,898,388 shares in 1995;
   10,690,338 shares in 1994
  Capital in excess of par value                          15,031              12,789
  Cumulative translation adjustment                         (283)               (333)
  Retained earnings                                       55,276              41,128
Total shareholders' equity                                71,114              54,653

                                                       $ 128,760           $ 120,750


See notes to consolidated financial statements

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended March 31,
(in thousands, except per share data)                  1995           1994           1993

Net sales                                         $ 146,394      $ 123,586      $ 114,976
Costs and expenses:
 Cost of sales                                       52,796         42,455         39,811
 Selling, general and administrative                 56,260         52,010         49,562
 Research and development                            10,295          9,137          6,944
 Special litigation charge                                -              -         21,000
                                                    119,351        103,602        117,317

Operating income (loss)                              27,043         19,984         (2,341)
 Interest income                                        568            247            423
 Interest expense                                    (3,114)        (3,387)        (2,505)
 Other expense                                         (276)             -           (307)
Income (loss) before income taxes                    24,221         16,844         (4,730)
 Income tax (benefit) expense                         8,448          5,839         (1,900)
Net income (loss)                                 $  15,773      $  11,005      $  (2,830)

Net income (loss) per share:
 Primary                                          $    1.41      $    1.02      $   (0.27)
 Fully diluted                                    $    1.30      $    0.98      $   (0.27)


See notes to consolidated financial statements

MENTOR CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY


                                                  Number of                Capital in     Cumulative
                                                Common Shares     Par      Excess of      Translation     Retained
(in thousands)                                   Outstanding     Value     Par Value      Adjustment      Earnings

Balance April 1, 1992                               10,640      $1,064     $   12,241       $   (236)    $  34,659

Exercise of stock options                               36           4            317              -             -
Dividends declared ($.16 per share)                      -           -              -              -        (1,706)
Foreign currency translation adjustment                  -           -              -           (155)            -
Income tax benefit arising from
 the exercise of stock options                           -           -             70              -             -
Net loss                                                 -           -              -              -        (2,830)
Balance March 31, 1993                              10,676      $1,068     $   12,628       $   (391)    $  30,123

Exercise of stock options                               14           1            161              -             -
Foreign currency translation adjustment                  -           -              -             58             -
Net income                                               -           -              -              -        11,005
Balance March 31, 1994                              10,690      $1,069     $   12,789       $   (333)    $  41,128

Exercise of stock options                              207          21          2,680              -             -
Dividends declared ($.15 per share)                      -           -              -              -        (1,625)
Repurchase of common shares                           (110)        (11)        (2,386)             -             -
Income tax benefit arising from
 the exercise of stock options                           -           -            134              -             -
Common shares used in business
 acquisition                                            61           6            994              -             -
Common shares used in litigation
 settlement                                             50           5            820              -             -
 Foreign currency translation adjustment                 -           -              -             50             -
Net income                                               -           -              -              -        15,773
Balance March 31, 1995                              10,898      $1,090     $   15,031       $   (283)    $  55,276


See notes to consolidated financial statements

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended March 31,
(in thousands)                                                        1995           1994           1993


Cash from operating activities:
Net income (loss)                                                $  15,773       $ 11,005      $  (2,830)
Adjustments to reconcile net income to net
 cash provided by operating activities
Depreciation and amortization                                        6,798          6,165          5,595
Deferred income taxes                                                  727           (296)        (7,993)
Loss on sale of assets                                                 278             33             92
Expenses not requiring the use of cash                               1,821            996              -
Litigation settlement obligation                                    (4,483)           671         17,550

Changes in operating assets and liabilities:
Increase in accounts receivable                                     (7,514)        (1,150)        (5,416)
Increase in inventories and other current assets                      (673)        (5,106)        (3,880)
(Decrease) increase  in accounts payable and accrued expenses         (102)           151          5,280
Increase in income taxes payable                                       606              -              -
Decrease in other accrued liabilities                                 (232)             -              -
Net cash provided by operating activities                           12,999         12,469          8,398

Cash from investing activities:
Purchase of property, equipment and intangibles                     (6,912)        (8,933)        (7,295)
Proceeds from sale of property, equipment and other assets           1,015             94            166
Reduction in notes receivable                                          183            208            810
Purchase of marketable securities                                        -         (1,253)        (1,073)
Sale of marketable securities                                        2,257              -              -
Net cash used for investing activities                              (3,457)        (9,884)        (7,392)

Cash from financing activities:
Repurchase of common stock                                          (2,398)             -              -
Exercise of stock options                                            2,701            162            391
Dividends paid                                                      (1,082)          (427)        (1,704)
Reduction in long-term debt                                           (674)          (336)           (41)
Borrowings under line of credit agreements                               -          2,950         12,982
Payments on line of credit agreements                               (4,782)        (4,099)       (11,550)
Net cash (used for) provided by financing activities                (6,235)        (1,750)            78

Increase in cash and equivalents                                     3,307            835          1,084
Cash and equivalents at beginning of year                            6,043          5,208          4,124
Cash and equivalents at end of year                              $   9,350       $  6,043      $   5,208

Supplemental schedule of cash flow information:
 Interest paid                                                   $   2,760       $  2,225      $   2,347
 Income taxes paid                                               $   6,937       $  7,013      $   5,599

Supplemental schedule on non-cash flow investing & financing activities:
 Common shares issued to acquire equipment and intangibles       $   1,000              -              -

See notes to consolidated financial statements

MENTOR CORPORATION

Notes to Consolidated Financial Statements

Note A Summary of Significant Accounting Policies

History and Business Activity
Mentor Corporation was incorporated in April 1969. The Company is engaged in one industry segment - the development, manufacture and marketing of specialized medical products. The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, and retail outlets.

Principles of Consolidation
The consolidated financial statements include the accounts of Mentor Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities
The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values and costs of securities in the investment portfolio as of March 31, 1995.

Accounts Receivable and Credit Risk
The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. As part of its ongoing control procedures, the Company monitors the credit worthiness of its customers. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.

Revenue Recognition
Sales and related cost of sales are recognized primarily upon the shipment of products. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance provided at the time of sale. The Company provides a warranty on certain of its capital equipment products against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

Inventories
Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.

Property and Equipment
Property and equipment are stated at cost and includes interest on funds borrowed to finance construction. Capitalized interest was $54,000 in 1995. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Intangible Assets
Patents,   licenses  and  trademarks   are  stated  at  cost  less   accumulated
amortization and are amortized over their economic life ranging from 3 to 20 years using the straight-line method. Goodwill is amortized over 20-40 years.

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.

Per Share Data
Primary income (loss) per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The calculation of fully diluted income (loss) per share assumes the convertible subordinated debentures were converted into Common Stock at the beginning of the year. If the result of these assumed conversions is dilutive, the interest requirements of the debentures are reduced while the average number of Common Stock equivalents outstanding are increased.

Foreign Sales
Export sales, principally to Canada and Western Europe, were $21,243,000; $19,582,000; and $16,652,000 in 1995, 1994 and 1993, respectively. In addition,
$11,287,000;  $9,329,000;  and $9,105,000 in sales  respectively,  were from the
Company's direct international sales offices established during 1991.

Foreign Currency Translation
The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation". Net assets of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Net assets and the results of operations of the Company's foreign entities were not significant on a consolidated basis.

Reclassification
Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.

Note B  Inventories

Inventories at March 31 consisted of:
(in thousands)                                              1995           1994

Raw materials                                          $   9,294      $   8,047
Work in process                                            5,264          5,564
Finished goods                                            15,436         15,463

                                                       $  29,994       $ 29,074



Note C  Long-term Debt

Long-term debt at March 31 consisted of:
(in thousands)                                              1995           1994

Convertible subordinated debentures, at 6.75%,
 due 2002                                              $  24,182       $ 24,182
Term bank loan, at 7.8%, due in monthly installments
 through September 1996                                    1,058          1,698

City of Minneapolis, Minnesota, Industrial Development
 Revenue Bonds at 7.5%, payable through 1998                 146            180
                                                          25,386         26,060
Less current portion                                         731            674
                                                       $  24,655       $ 25,386


     The 6.75% convertible subordinated debenture may be converted into shares of Common Stock at a price of $16.50 at any time prior to maturity. They are redeemable by the Company at 100% of face value. The Company has reserved 1,466,000 shares of Common Stock for issuance under the terms of the convertible subordinated debentures. During April 1995, $8.0 million of the convertible debentures were converted into 487,000 shares of Common Stock. On May 12, 1995 the Company called for the redemption of the remaining $16.2 million outstanding of the 6 3/4% convertible debentures. The redemption date is June 30, 1995. Assuming all of the remaining debentures are converted into common shares, an additional 979,000 common shares will be issued.

The aggregate maturities of outstanding long-term debt during the next five fiscal years are as follows:
                                 1996-$731,000;
                                 1997-$415,000;
                                 1998-$50,000;
                                 1999-$8,000; and none thereafter.

At March 31, 1995, the Company had agreements for up to $13 million under two credit lines, one for $8 million and one for $5 million. Borrowings under the $5 million agreement accrue interest at the prevailing prime rate, while borrowings under the $8 million agreement accrue interest at the prevailing prime rate plus one and one-half percent. At March 31, 1995, the Company had no amounts outstanding under either of its available lines of credit. The Company had $12.3 million available under its credit arrangements.

Subsequent to the fiscal year end, the Company executed a new secured $15 million Credit Agreement with another bank. This Agreement will replace the other two lines of credit. Borrowings under the Credit Agreement will accrue interest at the prevailing prime rate. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .25% will be paid on the unused portion of the $15 million credit line.

During 1994, the Company completed the construction of certain production equipment in the Minneapolis facility. A portion of the construction cost was funded under a $2 million interim equipment financing agreement. Upon completion of the equipment in 1994, the $2 million advance was converted into a 3 year fully amortized term loan at 7.8% interest. The loan is secured by the production equipment.

Note D Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan, a non-qualified 1987 Plan, and a qualified 1982 Plan. Options granted under all plans are exercisable in four equal cumulative installments beginning one year from the date of grant. Options issued under the 1991 and 1987 Plans expire in ten years, while options under the 1982 Plan expire in five years. Options issued under the plans are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 1995, 1994 and 1993 was as follows:

                                                        Options Outstanding
                                             Shares
                                        Total  Exercisable       Price per Share

Balance April 1, 1992                 922,473    374,225     $  8.00  to  $ 20.13

Granted                               218,000          -       10.50  to    15.50
Exercisable                                 -    209,625       10.13  to    20.13
Exercised                             (35,425)   (35,425)       8.00  to    12.50
Cancelled or terminated               (52,000)   (21,625)      11.75  to    20.13
Balance March 31, 1993              1,053,048    526,800     $  8.00  to  $ 20.13

Granted                               178,400          -       11.13  to    13.75
Exercisable                                 -    223,205       10.50  to    20.13
Exercised                             (14,250)   (14,250)       8.00  to    15.13
Cancelled or terminated               (26,875)   (12,875)      10.50  to    16.50
Balance March 31, 1994              1,190,323    722,880     $  8.00  to  $ 20.13

Granted                               310,000          -       13.50  to    23.88
Exercisable                                 -    197,643       10.50  to    20.13
Exercised                            (207,375)  (207,375)       8.00  to    20.13
Cancelled or terminated               (68,375)   (10,525)      10.50  to    16.50
Balance March 31, 1995              1,224,573    702,623     $  8.00  to  $ 23.88


At March 31, 1995 there were 293,850 shares available for grant under the 1991 Plan. There are no additional shares available for grant under either the 1987 or 1982 Plans.

During fiscal 1989, the Company granted an officer a non-qualified stock option to purchase 50,000 shares of Common Stock, at $10.75 per share. At March 31, 1995, there were options for 50,000 shares of Stock outstanding and exercisable under this option. This option expires in September 1998.

Note E Income Taxes

                                                       Year Ended March 31,
(in thousands)                                    1995           1994           1993

Current:
 Federal                                     $   6,644      $   5,392      $   5,317
 State                                             546            743            776
 Foreign                                           531              -              -
                                                 7,721          6,135          6,093
Deferred:
 Federal                                           676           (302)        (7,239)
 State                                              51              6           (754)
                                                   727           (296)        (7,993)
                                             $   8,448      $   5,839      $  (1,900)

The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

                                                       Year Ended March 31,
                                                  1995           1994           1993
Federal statutory rate                            35.0%          35.0%         (34.0)%
Increase (decrease) resulting from:
State tax, net of federal tax benefit              1.9            3.1            2.3
Non-taxable interest and dividends                (0.2)          (0.3)          (1.2)
Research and development credit                   (1.8)          (2.2)          (1.3)
Foreign Sales Corporation                         (1.3)          (1.7)          (6.2)
Foreign losses without benefits                    0.2            3.1              -
Benefit of tax law changes                           -           (3.0)             -
Non-deductible goodwill                            0.8            1.1            4.2
Charitable contributions of inventory                -           (0.2)          (1.9)
Other                                              0.3           (0.2)          (2.1)
                                                  34.9%          34.7%         (40.2)%

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              March 31,
(in thousands)                                    1995           1994           1993
Deferred tax liabilities:
Tax over book depreciation                    $  1,279       $  1,288       $  1,100
Installment sale for tax purposes                    -             47             91
Other                                                -              5             11
Total deferred tax liabilities                   1,279          1,340          1,202

Deferred tax assets:
Book reserves not deductible for tax             3,536          3,543          1,874
Uniform capitalization                             676            571            752
Litigation settlement obligation                 4,166          5,871          6,965
Profit on sales to foreign subsidiaries          1,219            400            360
Total deferred tax assets                        9,597         10,385          9,951
Net deferred tax assets                       $  8,318       $  9,045       $  8,749

Note F Commitments

The Company leases certain facilities under operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $2,147,000, $2,736,000 and $2,537,000 for fiscal 1995, 1994 and 1993, respectively.

Future minimum lease payments under lease arrangements at March 31, 1995 are as follows:
                                     (in thousands)
                                  1996     $  2,134
                                  1997        1,701
                                  1998        1,530
                                  1999        1,493
                                  2000        1,280
                            Thereafter        3,145
                                 Total     $ 11,283

Note G Related Party Transactions

In April 1991, the Company entered into an agreement with Rochester Medical Corporation (Rochester). Under the terms of the agreement, the Company received an exclusive license to market and distribute certain external catheter products developed by Rochester, in exchange for a payment of $500,000. No purchases of product were made in 1995. The Company purchased $1,645,000 and $328,000 of product from Rochester in 1994 and 1993 respectively.

Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

Note H Litigation

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company has claims involved in litigation. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self-insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions and deductibles which the Company believes to be appropriate. With the exception of its silicone breast implant products, which are covered by the settlement agreement, the Company does maintain a reserve ($2,000,000 and $1,200,000 at March 31, 1995 and 1994, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated product liability claims.

As a result of the controversy and related media coverage surrounding silicone gel filled breast implants, the Company became involved in a substantial amount of product liability litigation in fiscal 1992 and 1993. These cases alleged design and marketing defects, failure to warn, breach of implied and express warranties, emotional distress and gross negligence in connection with silicone gel filled breast implants manufactured by the Company. The complaints sought unspecified damages for medical expenses, loss of earnings, prejudgment interest and punitive damages.

During fiscal 1994, the Company reached an agreement with the Federal Multi-District Plaintiffs Steering Committee which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, which will be funded by the Company and its insurers. The agreement, in which the Company denies any wrongdoing or legal liability, covers all women who have received a silicone gel or saline filled breast implant manufactured by the Company from March 1984 (the date at which the Company first entered the business) through June 1, 1993. The agreement was approved by the Federal Court, which certified a mandatory class of persons, who have or may have any existing or future claim, including claims for injuries not yet known, under any federal or state law, based upon having received a silicone gel or saline filled breast implant prior to June 1, 1993.

Under the terms of the agreement, the Company made payments of $2.0 million in May 1993, $8.7 million in November 1993, and $4.5 million in September 1994. The second payment was funded out of insurance reimbursements. Additional payments of $5.3 million are due in both September 1995 and 1996.

As a result of the settlement agreement, the Company recorded a pretax charge of $21,000,000 in the fourth quarter of fiscal 1993. This charge included the present value of the settlement payments, net of estimated insurance reimbursement, certain expenses related to the agreement, plus an accrual for future expenses to conclude the terms of the agreement.

In April 1991, a class action lawsuit was filed by a shareholder of the Company against the Company and its Chairman. That action, Oded Weiss v. Mentor Corp. & Christopher J. Conway, essentially alleged that the Company and its Chairman made untrue statements of material fact or failed to disclose material facts concerning the Company's Urethrin product, all in violation of federal securities laws. The plaintiffs sought, on his behalf and on behalf of the class, which included all purchasers of Company stock from January 9, 1991 through April 14, 1991, (both dates inclusive), general damages and unspecified "extraordinary equitable and/or injunctive relief", as well as costs, attorneys' fees and pre- and post-judgment interest. In January 1992, a court order was filed dismissing without prejudice the actions against defendant Christopher J. Conway.

In September 1994, the Company reached an agreement to settle this lawsuit. Under the agreement, in which the Company denied any wrongdoing or legal liability, the Company paid the plaintiffs $1 million in cash and 50,000 shares of Common Stock. The settlement was approved by the Federal Court in March 1995.

In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

Note I Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations:


                                                            Quarter
(in thousands, except per share data)        First     Second     Third     Fourth
Year Ended March 31, 1995
Net sales                                  $ 34,729   $ 32,687  $ 38,127   $ 40,851
Gross profit                                 22,390     21,425    24,720     25,063
Net income                                    3,690      3,400     4,197      4,486
Net income per share:
 Primary                                   $   0.34   $   0.31  $   0.38   $   0.39
 Fully diluted                             $   0.32   $   0.29  $   0.35   $   0.36

Year Ended March 31, 1994
Net sales                                  $ 31,028   $ 29,329  $ 31,183   $ 32,046
Gross profit                                 20,829     19,154    20,085     21,063
Net income                                    2,340      2,586     2,933      3,146
Net income per share:
 Primary                                   $   0.22   $   0.24  $   0.27   $   0.29
 Fully diluted                             $   0.22   $   0.23  $   0.26   $   0.28

                                    MENTOR CORPORATION AND SUBSIDIARIES

                                             SCHEDULE II
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           (In thousands)

      COL A                             COL. B                COL. C                 COL. D         COL. E

                                                            Additions
                                     Balance at     Charged to     Charged to                      Balance
                                      Beginning      Costs and        Other                        at End of
    Description                       of Period      Expenses       Accounts       Deductions       Period
Year Ended March 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts      $    993       $    674       $    282       $    586 (1)   $    1,363

Liability Reserves:
 Product liability                     $  1,200       $  1,242       $      -       $    442 (2)   $    2,000
 Accrued sales returns and allowances     3,625          1,145              -              5 (3)        4,765
                                       $  4,825       $  2,387       $      -       $    447       $    6,765

Year Ended March 31, 1994
 Deducted from asset accounts:
  Allowance for doubtful accounts      $    904       $    315       $      -       $    226 (1)   $      993

Liability Reserves:
 Product liability                     $  1,000       $    672       $      -       $    472 (2)   $    1,200
 Accrued sales returns and allowances     3,033            625              -             33 (3)        3,625
                                       $  4,033       $  1,297       $      -       $    505       $    4,825

Year Ended March 31, 1993
 Deducted from asset accounts:
  Allowance for doubtful accounts      $    426       $    685       $      -       $    207 (1)   $      904

Liability Reserves:
 Product liability                     $  1,000       $  4,323       $      -       $  4,323 (2)   $    1,000
 Accrued sales returns and allowances       904          2,405              -            276 (3)        3,033
                                       $  1,904       $  6,728       $      -       $  4,599       $    4,033


(1)  Uncollected accounts written off, net of recoveries.
(2)  Product liability claims paid.
(3)  Sales rebates.