Form 10-Q
period 1995-06-30
MENTOR CORP /MN/
filed 1995-08-14
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended June 30. 1995                  Commission File Number 0-7955


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

                                    Yes X     No

The number of shares outstanding for each of the Issuer's classes of common stock as of August 11, 1995 was:

                 Common stock, $.10 par value 12,323,076 shares

                               Mentor Corporation

                                     INDEX


Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Financial
            Position -- June 30, 1995 and March 31,1995....................3-4
         Consolidated Statements of Income -- Three Months
            Ended June 30, 1995 and 1994.....................................5
         Condensed Consolidated Statements of Cash Flows --
            Three Months Ended June 30, 1995 and 1994........................6
         Notes to Condensed Consolidated Financial Statements--
            June 30, 1995..................................................7-8

Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition.............................9-12



Part II. Other Information

Item 1.  Legal Proceedings..................................................13
Item 2.  Changes in Securities..............................................13
Item 3.  Defaults upon Senior Securities....................................13
Item 4.  Submission of Matters to a Vote of Security Holders ...............13
Item 5.  Other Information..................................................14
Item 6.  Exhibits and Reports on Form 8-K...................................14

List of Exhibits

11. Statement Regarding Computation of Per Share Earnings


                               Mentor Corporation
            Condensed Consolidated Statements of Financial Position
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)



                                                         June 30,            March 31,
(dollars in thousands)                                     1995                1995
ASSETS
Current assets:
  Cash and marketable securities                       $  17,576           $  11,379
  Accounts receivable, net                                32,907              30,026
  Inventories                                             30,272              29,994
  Deferred income taxes                                    6,436               6,918
  Other                                                    2,035               2,741

          Total current assets                         $  89,226           $  81,058

Property, plant and equipment,
  net of accumulated depreciation                         26,302              25,538
Other assets:
  Deferred income taxes                                    1,714               1,400
  Patents, licenses, trademarks and bond issue costs
   net of accumulated amortization                         5,471               6,287
  Goodwill, net of accumulated amortization               13,420              13,523
  Other assets                                               927                 954

                                                          21,532              22,164

Total assets                                           $ 137,060           $ 128,760



See Notes to Condensed Consolidated Financial Statements

                               Mentor Corporation
            Condensed Consolidated Statements of Financial Position
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)



                                                         June 30,            March 31,
(dollars in thousands)                                     1995                1995
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts Payable                                     $   3,940           $   2,996
  Accrued compensation                                     4,205               5,620
  Income taxes payable                                     3,744                 606
  Interest payable                                             -               1,145
  Dividends payable                                          625                 549
  Sales returns                                            5,965               4,765
  Litigation settlement obligation                         5,333               5,333
  Other accrued liabilities                                5,906               5,568
  Short-term borrowings and current portion
     of long-term debt                                       733                 731

          Total current liabilities                    $  30,451           $  27,313

Long-term debt                                               295                 473
Litigation settlement obligation                           5,852               5,678
Convertible subordinated debentures                            -              24,182

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized-- 20,000,000 shares
    Issued and outstanding:
      12,366,121 shares at June 30, 1995
      10,898,388 shares at March 31, 1995                  1,237               1,090
  Capital in excess of par                                39,343              15,031
  Cumulative translation adjustment                         (260)               (283)
  Retained earnings                                       60,142              55,276

          Shareholders' equity                         $ 100,462           $  71,114

Total liabilities and shareholders' equity             $ 137,060           $ 128,760


See Notes to Condensed Consolidated Financial Statements


                               Mentor Corporation
                       Consolidated Statements of Income
                   Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)


(in thousands, except per share data)                      1995                1994

Net sales                                              $  43,729           $  34,729
Costs and expenses:

 Cost of sales                                            14,746              12,339
 Selling, general and administrative                      16,711              13,491
 Research and development                                  3,420               2,400

                                                       $  34,877           $  28,230

Operating income                                           8,852               6,499
 Interest expense                                           (465)               (859)
 Interest income                                              72                 110
 Other expense                                               (45)                  -

Income before income taxes                             $   8,414           $   5,750

  Income taxes                                             2,930               2,060

Net income                                             $   5,484           $   3,690


Earnings per share:
 Primary                                               $     .45           $     .34
 Supplemental / Fully diluted                          $     .43           $     .32


See notes to consolidated financial statements



                               Mentor Corporation
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)




(in thousands)                                             1995                1994

Cash flows from operating activities                   $   8,556           $   3,600

Cash flows from investing activities:

  Sale of equipment, intangibles
       and other assets                                     147                    1
  Purchase of property, equipment,
       and intangibles                                   (2,093)              (1,457)
  Reduction of notes receivable                              24                  237

                                                       $ (1,922)           $  (1,219)

Cash flows from financing activities:
  Exercise of stock options                                 282                  339
  Dividends paid                                           (542)                   -
  Reduction of long-term debt                              (177)                (163)
  Net repayment under line
    of credit agreement                                       -                  550

                                                       $   (437)           $    (374)

Increase (decrease) in cash, cash equivalents,
  and marketable securities                               6,197                2,007

Cash at beginning of period                              11,379               10,329

Cash at end of period                                  $ 17,576            $  12,336


See notes to consolidated financial statements

                               Mentor Corporation
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995



Note A

Inventories at June 30, 1995 and March 31, 1995, consisted of:

                                                           June 30          March 31
                                                                (In thousands)

Raw Materials                                          $    10,694         $   9,294
Work in process                                             12,489             5,264
Finished goods                                               7,052            15,436

                                                       $    30,235         $  29,994



Note B

Primary earnings per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The calculation of supplemental and fully diluted earnings per share assumes the Convertible Subordinated Debentures are converted into Common Stock at the beginning of the period and interest expense related to the debentures, net of tax, is added to net income.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1995.

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


                              Fiscal 1996                   Fiscal 1995

First Quarter                  June 30, 1995                  July 1, 1994
Second Quarter            September 29, 1995            September 30, 1994
Third Quarter              December 29, 1995             December 30, 1994

                               Mentor Corporation
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 1995 increased 26% to $43.7 million, compared to $34.7 million the prior year. Growth was particularly strong in sales of plastic surgery products, up 50% over the prior year. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition accounted for the large increase in ophthalmology sales in the quarter.

                                   Sales by Principal Product Line

                                     For the Three Months Ended
                                              June 30,
                                                                  Percent
                                   1995           1994             Change

Plastic surgery products        $ 23,112       $ 15,404            50.0%
Urology products                  11,598         12,951           -10.4%
Ophthalmology products             9,019          6,374            41.5%

                                $ 43,729       $ 34,729            25.9%


Cost of Sales

Cost of sales was 33.7% for the three months ended June 30, 1995, compared to 35.5% for the same period last year. Increased efficiencies at the Company's Texas facility accounted for most of the increase. In addition, the Company's manufacturing plant in the Netherlands is now in full production. It had been in a start up mode prior to this quarter.

Selling, General and Administrative Expenses

Selling, general & administrative expenses decreased to 38.2% of sales in the quarter compared to 38.8% in the previous year. The Company is seeing productivity improvements in its sales efforts, particularly in the plastic surgery division.

Research and Development

Research and development expenses were 7.8% of sales for the first quarter, compared to 6.9% for the prior year. The Company continues to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products.

The Company expects to spend the same amount of money on these PMAAs in fiscal 1996 as it did in fiscal 1995. In addition, the Company is beginning clinical studies on several new products, specifically its Urethrin product for treating urinary incontinence. Thus the Company expects to spend more in research & development as a percent of sales in fiscal 1996 than it did in fiscal 1995.

Interest and Other Income and Expense

Interest expense decreased $394 thousand in the quarter over the prior year. At June 30, 1994, the Company had short term borrowings of approximately $5 million, while at both March 31, 1995 and June 30, 1995, there were no balances outstanding. In addition, the Company called for the redemption of its 63/4% Convertible Subordinated Debentures during the quarter. As of June 30, 1995, the debentures had been either converted into Common Stock or redeemed. Interest income decreased from $110 thousand last year to $72 thousand this year.

Included in interest expense last year was $250 thousand for the quarter ($1.0 million for the fiscal year) in imputed interest on the Litigation Settlement Obligation. In fiscal 1996, this amount decreased to $175 thousand for the quarter ($700 thousand for fiscal 1996).

Income Taxes

The effective rate of corporate income taxes was 34.8% for the quarter, compared to 35.8% in the same period a year ago. The acquisition of the IOL product line included a manufacturing facility in Puerto Rico, which under current United States tax laws receives Section 936 tax incentives.

Net Income

Net earnings per primary share increased to $.45 for the three months ended June 30, 1995, compared to $.34 last year, due to the increased sales and lower operating expenses ratios.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company's working capital was $ 58.8 million compared to $53.7 million at March 31, 1995. The Company's working capital needs were provided from operations.

The Company generated $ 8.6 million of cash from operations during the three months ended June 30, 1995, compared to $ 3.6 million the previous year. Net income increased $1.8 million compared to the prior year. The net change in current liabilities was an additional source of cash of $4.6 million compared to last year.

The Company anticipates investing approximately $8 million in facilities and capital equipment in fiscal 1996. The majority of the expenditures will be to complete the buildout of its manufacturing facilities in Texas and Puerto Rico, and for data processing equipment and software.

During  fiscal  1994,  the  Company  finalized  its  agreement  with the Federal
Multi-District Plaintiffs Steering committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company is required to make two more payments of $5.3 million each in September 1995 and 1996. This will complete the Company's obligations under the Agreement.

At the Annual Meeting of Shareholders, held September, 1994, the Company announced the resumption of a quarterly cash dividend of $.05 per share. At the indicated rate of $.20 per year, the aggregate annual dividend would equal approximately $2.5 million.

During the first quarter, the Company called for the redemption of its convertible subordinated debentures, with a Redemption Date of June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holder, the debentures could be converted into Common Stock at the conversion price of $16.50. Any debentures not converted into Common Stock by the redemption date would be purchased by Mentor at 100 percent of their principal amount, plus accrued interest. As of June 30, all but $73 thousand of the debentures had been converted into Common Stock. A total of 1,461,000 shares were issued to debenture holders.

Interest accrued on the debentures but not paid as a result of the conversion ($1.4 million as of June 30, 1995) was charged, net of applicable tax benefits, directly to shareholders' equity. There was no impact to the income statement.

In the first quarter, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During July, 1995, after the end of the first quarter, the Company had repurchased 86,000 shares for consideration of $2.4 million.

During the first quarter, the Company executed a new secured $15 million credit agreement to replace its existing lines of credit. Borrowings under the Agreement will accrue interest at the prevailing prime rate. The Agreement includes certain covenants which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At June 30, 1995, the Company had no amounts outstanding under this line.

The Company's principal source of liquidity at June 30, 1995 consisted of $ 17.6 million in cash and marketable securities plus $15.0 million available under its line of credit.

PART II


Item 1. Legal Proceedings

        In the ordinary course of its business, the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

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

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 11 Statement regarding computation of Per Share Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



MENTOR CORPORATION
(Registrant)





DATE: August 11, 1995                               BY:
                                                        Anthony R. Gette
                                                        President and
                                                        Chief Operating Officer



DATE: August 11, 1995                               BY:
                                                        Gary E. Mistlin
                                                        Chief Financial Officer