Form 10-Q/A
period 1995-06-30
MENTOR CORP /MN/
filed 1995-08-15
CIK 64892

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



Part II. Other Information

Item 1.  Legal Proceedings..................................................13
Item 2.  Changes in Securities..............................................13
Item 3.  Defaults upon Senior Securities....................................13
Item 4.  Submission of Matters to a Vote of Security Holders ...............13
Item 5.  Other Information..................................................13
Item 6.  Exhibits and Reports on Form 8-K...................................13

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


See notes to consolidated financial statements

                               Mentor Corporation
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1995



Note A

Inventories at June 30, 1995 and March 31, 1995, consisted of:

                                                           June 30          March 31
                                                                (In thousands)

Raw Materials                                          $    10,731         $   9,294
Work in process                                             12,489             5,264
Finished goods                                               7,052            15,436

                                                       $    30,272         $  29,994



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