Form 10-Q
period 1995-09-30
MENTOR CORP /MN/
filed 1995-11-15
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C.

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995             Commission File Number  0-7955


                               Mentor Corporation
             (Exact name of registrant as specified in its charter)


         Minnesota                                     41-0950791
  (State of Incorporation)              (I.R.S. Employer Identification Number)


             5425 Hollister Avenue, Santa Barbara, California    93111
              (Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number:  (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                               No

The number of shares outstanding for each of the Issuer's classes of common stock as of November 10, 1995 was:

                 Common stock, $.10 par value 24,713,992 shares

                               Mentor Corporation

                                     INDEX


Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Financial
Position -- September 30, 1995 and March 31,1995.............................3-4
Consolidated Statements of Income -- Three Months
Ended September 30, 1995 and 1994..............................................5
Consolidated Statements of Income -- Six Months
Ended September 30, 1995 and 1994..............................................6
Condensed Consolidated Statements of Cash Flows --
Three Months Ended September 30, 1995 and 1994.................................7
Notes to Condensed Consolidated Financial Statements--
September 30, 1995...........................................................8-9

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.........................................10-13



Part II. Other Information

Item 1.  Legal Proceedings....................................................14
Item 2.  Changes in Securities................................................14
Item 3.  Defaults upon Senior Securities......................................14
Item 4.  Submission of Matters to a Vote of Security Holders .................14
Item 5.  Other Information....................................................14
Item 6.  Exhibits and Reports on Form 8-K.....................................14

List of Exhibits

11. Statement Regarding Computation of Per Share Earnings

                               Mentor Corporation
            Condensed Consolidated Statements of Financial Position
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)



                                                       September 30,                March 31,
(dollars in thousands)                                    1995                        1995
ASSETS
Current assets:
    Cash and marketable securities                     $      11,931              $      11,379
    Accounts receivable, net                                  32,034                     30,026
    Inventories                                               31,719                     29,994
    Deferred income taxes                                      6,311                      6,918
    Other                                                      2,904                      2,741

          Total current assets                         $      84,899              $      81,058

Property, plant and equipment,
     net of accumulated depreciation                          27,334                     25,538

Other assets:
  Deferred income taxes                                        1,573                      1,400
  Patents, licenses, trademarks and bond issue costs
     net of accumulated amortization                           5,155                      6,287
  Goodwill, net of accumulated amortization                   13,316                     13,523
  Other assets                                                   864                        954

                                                              20,908                     22,164

Total assets                                           $     133,141              $     128,760

See Notes to Condensed Consolidated Financial Statements

                               Mentor Corporation
            Condensed Consolidated Statements of Financial Position
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)



                                                       September 30,                March 31,
(dollars in thousands)                                    1995                        1995
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts Payable                                   $       5,383              $       2,996
    Accrued compensation                                       3,606                      5,620
    Income taxes payable                                         495                        606
    Interest payable                                               -                      1,145
    Dividends payable                                            624                        549
    Sales returns                                              5,965                      4,765
    Litigation settlement obligation                           4,685                      5,333
    Other accrued liabilities                                  7,277                      5,568
    Short-term borrowings and current portion
                     of long-term debt                           735                        731

          Total current liabilities                    $      28,770              $      27,313

Long-term debt                                                   111                        473
Litigation settlement obligation                                   -                      5,678
Convertible subordinated debentures                                -                     24,182

Shareholders' equity:
      Common shares, $.10 par value:
          Authorized-- 20,000,000 shares
          Issued and outstanding:
              24,713,490 shares at September 30, 1995
              21,796,776 shares at March 31, 1995              2,471                      2,180
      Capital in excess of par                                37,036                     15,031
      Cumulative translation adjustment                         (327)                      (283)
      Retained earnings                                       65,080                     55,276

             Shareholders' equity                      $     104,260              $      72,204

Total liabilities and shareholders' equity             $     133,141              $     128,760


Note: Prior year shares outstanding and related balances have been restated to reflect stock split in the form of a 100 percent stock dividend effective September 27, 1995.

                               Mentor Corporation
                       Consolidated Statements of Income
                 Three Months Ended September 30, 1995 and 1994
                                  (Unaudited)



(in thousands, except per share data)                      1995                       1994
Net sales                                              $   42,328                 $   32,687

Costs and expenses:
 Cost of sales                                             14,707                     11,262
 Selling, general and administrative                       15,782                     12,754
 Research and development                                   3,078                      2,673
                                                       $   33,567                 $   26,689

Operating income                                            8,761                      5,998
  Interest expense                                           (213)                      (807)
  Interest income                                              87                        183
  Other expense                                              (114)                        (7)

Income before income taxes                             $    8,521                 $    5,367

  Income taxes                                              2,965                      1,967

Net income                                             $    5,556                 $    3,400


Earnings per share:
  Primary                                              $      .21                 $      .15
  Supplemental / Fully diluted                         $      .21                 $      .14


See notes to consolidated financial statements


                               Mentor Corporation
                       Consolidated Statements of Income
                  Six Months Ended September 30, 1995 and 1994
                                  (Unaudited)



(in thousands, except per share data)                      1995                       1994
Net sales                                              $   86,057                 $   67,416

Costs and expenses:
  Cost of sales                                            29,453                     23,601
  Selling, general and administrative                      32,493                     26,246
  Research and development                                  6,497                      5,073
                                                       $   68,443                 $   54,920

Operating income                                           17,614                     12,496

  Interest expense                                           (700)                    (1,666)
  Interest income                                             187                        293
  Other expense                                              (166)                        (6)

Income before income taxes                             $   16,935                 $   11,117

  Income taxes                                              5,895                      4,027

Net income                                             $   11,040                 $    7,090


Earnings per share:
  Primary                                              $      .44                 $      .32
  Supplemental / Fully diluted                         $      .42                 $      .31


See notes to consolidated financial statements

                               Mentor Corporation
                Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1995 and 1994
                                  (Unaudited)


(in thousands)                                             1995                       1994
Cash flows from (used by) operating activities         $    7,651                 $     (839)

Cash flows from investing activities:
        Sale of equipment, intangibles
                 and other assets                             150                        257
        Purchase of property, equipment,
                 and intangibles                           (4,555)                    (3,021)
        Reduction of notes receivable                          77                        242

                                                       $   (4,328)                $   (2,522)

Cash flows from financing activities:
        Exercise of stock options                           1,271                      1,268
        Repurchase of common shares                        (2,398)
        Dividends paid                                     (1,161)                         -
        Reduction of long-term debt                          (483)                      (330)
        Net repayment under line
           of credit agreement                                  -                     (1,132)

                                                       $   (2,771)                $     (194)


Increase (decrease) in cash, cash equivalents,
         and marketable securities                            552                     (3,555)

Cash at beginning of period                                11,379                     10,329

Cash at end of period                                  $   11,931                 $    6,774


See notes to consolidated financial statements

                               Mentor Corporation
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995

Note A

Inventories at September 30, 1995 and March 31, 1995, consisted of:

                              September 30                   March 31
                                             (In thousands)

Raw Materials                 $      9,442                 $      9,294
Work in process                      8,626                        5,264
Finished goods                     13, 651                       15,436

                              $     31,719                 $     29,994


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

Effective September 27, 1995, the Company issued 12,356,856 shares of Common Stock in connection with a two-for-one stock split. All references in the financial statements with regard to number of shares of Common Stock and related dividend and per share amounts have been restated to reflect the stock split.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1995.

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


                                   Fiscal 1996              Fiscal 1995

First Quarter                     June 30, 1995             July 1, 1994
Second Quarter                  September 29, 1995       September 30, 1994
Third Quarter                    December 29, 1995        December 30, 1994

                               Mentor Corporation
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 1995 increased 30% to $42.3 million, compared to $32.7 million the prior year. Growth was particularly strong in plastic surgery, up 48% over the prior year. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition accounted for the large increase in ophthalmology sales in the quarter

                                                   Sales by Principal Product Line

                                   For the Three Months Ended           For the Six Months Ended
                                         September 30,                        September 30,

                                                        Percent                              Percent
                                   1995        1994      Change         1995        1994      Change

Plastic surgery products        $  20,651   $  13,965     47.9%      $  43,764   $  29,369     49.0%
Urology products                   13,063      13,221     -1.2%         24,662      26,172     -5.8%
Ophthalmology products              8,614       5,501     56.6%         17,631      11,875     48.5%

                                $  42,328   $  32,687     29.5%      $  86,057   $  67,416     27.7%


Cost of Sales

Cost of sales was 34.7% for the three months ended September 30, 1995, compared to 34.5% for the same period last year. The Company continues to work on a variety of efficiency enhancements at each of its facilities. This has allowed the Comany to compensate for the substantially higher prices it now pays on many of its medical and implant grade materials. These materials are now being sourced from new vendors following the exit of certain suppliers, such as Dow Corning and DuPont, from this market.


Selling, General and Administrative Expenses

Selling, general & administrative expenses decreased to 37.3% of sales in the quarter compared to 39.0% in the previous year. The Company is seeing productivity improvements in its sales efforts, particularly in the plastic surgery division.

Research and Development

Research and development expenses decreased to 7.3% of sales for the second quarter, compared to 8.2% for the prior year. The Company continues to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products.

The Company expects to spend the same amount of money on these PMAAs in fiscal 1996 as it did in fiscal 1995. In addition, the Company is beginning clinical studies on several new products, specifically its Urethrin product for treating urinary incontinence. Thus the Company expects to spend more in research & development as a percent of sales in fiscal 1996 than it did in fiscal 1995.

Interest and Other Income and Expense

Interest expense decreased $ 594 thousand in the quarter over the prior year. At September 30, 1994, the Company had short term borrowings of approximately $4 million, while at both March 31, 1995 and September 30, 1995, there were no balances outstanding. In addition, the Company called for the redemption of its 6 3/4% Convertible Subordinated Debentures during the first quarter of this fiscal year. As of September 30, 1995, the debentures had been either converted into Common Stock or redeemed. Interest income decreased from $183 thousand last year to $ 87 thousand this year.

Included in interest expense last year was $250 thousand for the quarter ($1.0 million for fiscal 1995) in imputed interest on the Litigation Settlement Obligation. In fiscal 1996, this amount decreased to $175 thousand for the quarter ($700 thousand for fiscal 1996).

Income Taxes

The effective rate of corporate income taxes was 34.8% for the quarter, compared to 36.6% in the same period a year ago. The acquisition of the IOL product line included a manufacturing facility in Puerto Rico, which under current United States tax laws receives Section 936 tax incentives.

Net Income

Net income per share increased to $.21 for the three months ended September 30, 1995, compared to $.15 last year, due to the increased sales and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company's working capital was $57 million compared to $53.7 million at March 31, 1995. The Company's working capital needs were provided from operations.

The Company generated $ 7.7 million of cash from operations during the six months ended September 30, 1995, compared to net cash use of ($.8) million the previous year. Higher net income contributed $4.0 million to the increase. The increase in working capital this year was $6.6 million less than in the previous year, primarily due to lower growth in accounts receivable.

The Company anticipates investing approximately $8 million in facilities and capital equipment in fiscal 1996. The majority of the expenditures will be to complete the buildout of its manufacturing facilities in Texas and Puerto Rico, and for data processing equipment and software.

During  fiscal  1994,  the  Company  finalized  its  agreement  with the Federal
Multi-District Plaintiffs Steering committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company made a payment of $5.3 million in September 1995, bringing the total paid to date to $20.5 million. The Company is obligated to make one more payment of $5.3 million in Septemebr 1996. This will complete the Company's obligations under the Agreement.

At the Annual Meeting of Shareholders, held September, 1994, the Company announced the resumption of a quarterly cash dividend of $.025 per share (after the effect of the stock split). At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $ 2.4 million.

During the first quarter, the Company called for the redemption of its Convertible Subordinated debentures, with a redemption date of June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holder, the debentures could be converted into Common Stock at the conversion price of $16.50. Any debentures not converted into Common Stock by the redemption date would be purchased by Mentor at 100 percent of their principal amount, plus accrued interest. As of September 30, all but $48 thousand of the debentures had been converted into Common Stock. A total of 1,463,000 shares were issued to debenture holders.

Interest accrued on the debentures but not paid as a result of the conversion ($1.4 million) was charged, net of applicable tax benefits, directly to shareholders' equity. There was no impact to the income statement.

In the first quarter, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During July, 1995, the Company had repurchased 172,000 shares for consideration of $2.4 million.

During the first quarter, the Company executed a new secured $15 million credit agreement to replace its existing lines of credit. Borrowings under the Agreement will accrue interest at the prevailing prime rate. The Agreement includes certain covenants which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At September 30, 1995, the Company had no amounts outstanding under this line.

The Company's principal source of liquidity at September 30, 1995 consisted of $
11.9 million in cash and marketable securities plus $15.0 million available under its line of credit.

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

Item 4. Submission of Matters to a Vote of Security Holders

  a.  Annual meeting of Shareholders, September 13, 1995

  b. Approval to amend Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000
               Yes votes:   7,227,084      No votes: 1,963,636

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     Exhibit 11 Statement regarding computation of Per Share Earnings