Form 10-Q
period 1995-12-31
MENTOR CORP /MN/
filed 1996-02-14
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1995             Commission File Number  0-7955



                               Mentor Corporation
             (Exact name of registrant as specified in its charter)


         Minnesota                                     41-0950791
  (State of Incorporation)             (I.R.S. Employer Identification Number)


   5425 Hollister Avenue, Santa Barbara, California        93111
       (Address of Principal Executive Offices)          (Zip Code)


Registrant's Telephone Number:      (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                            No

The number of shares outstanding for each of the Issuer's classes of common stock as of February 9, 1996 was:

                  Common stock, $.10 par value 24,778,143 shares

                               Mentor Corporation

                                      INDEX


Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

Condensed Consolidated Statements of Financial
Position -- December 31, 1995 and March 31,1995............................3-4
Consolidated Statements of Income -- Three Months
Ended December 31, 1995 and 1994.............................................5
Consolidated Statements of Income -- Nine Months
Ended December 31, 1995 and 1994.............................................6
Condensed Consolidated Statements of Cash Flows --
Nine Months Ended December 31, 1995 and 1994.................................7
Notes to Condensed Consolidated Financial Statements--
December 31, 1995..........................................................8-9

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.......................................10-13



Part II. Other Information

Item 1.  Legal Proceedings..................................................14
Item 2.  Changes in Securities..............................................14
Item 3.  Defaults upon Senior Securities....................................14
Item 4.  Submission of Matters to a Vote of Security Holders ...............14
Item 5.  Other Information..................................................14
Item 6.  Exhibits and Reports on Form 8-K...................................14

List of Exhibits

         11.      Statement Regarding Computation of Per Share Earnings

                               Mentor Corporation
             Condensed Consolidated Statements of Financial Position
                      December 31, 1995 and March 31, 1995
                                   (Unaudited)


                                                       December 31,                March 31,
(dollars in thousands)                                     1995                      1995

ASSETS
Current assets:
    Cash and marketable securities                     $     15,262              $     11,379
    Accounts receivable, net                                 33,660                    30,026
    Inventories                                              33,572                    29,994
    Deferred income taxes                                     6,867                     6,918
    Other                                                     2,381                     2,741

          Total current assets                         $     91,742              $     81,058

Property, plant and equipment,
     net of accumulated depreciation                         26,083                    25,538

Other assets:
  Deferred income taxes                                       1,396                     1,400
  Patents, licenses, trademarks and bond issue costs
     net of accumulated amortization                          4,404                     6,287
  Goodwill, net of accumulated amortization                  13,725                    13,523
  Other assets                                                2,890                       954

                                                             22,415                    22,164


Total assets                                           $    140,240              $    128,760

See Notes to Condensed Consolidated Financial Statements

                               Mentor Corporation
             Condensed Consolidated Statements of Financial Position
                      December 31, 1995 and March 31, 1995
                                   (Unaudited)


                                                       December 31,                March 31,
(dollars in thousands)                                     1995                      1995
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts Payable                                   $      4,892              $     2,996
    Accrued compensation                                      4,096                    5,620
    Income taxes payable                                      1,944                      606
    Interest payable                                             --                    1,145
    Dividends payable                                           626                      549
    Sales returns                                             5,965                    4,765
    Litigation settlement obligation                          4,916                    5,333
    Other accrued liabilities                                 7,521                    5,568
    Short-term borrowings and current portion
                     of long-term debt                          590                      731

          Total current liabilities                    $     30,550              $    27,313


Long-term debt                                                   71                      473
Litigation settlement obligation                                 --                    5,678
Convertible subordinated debentures                              --                   24,182

Shareholders' equity:
      Common shares, $.10 par value:
          Authorized-- 50,000,000 shares
          Issued and outstanding:
              24,746,833 shares at December 31, 1995
              21,796,776 shares at March 31, 1995             2,478                    2,180
      Capital in excess of par                               37,122                   13,941
      Cumulative translation adjustment                        (428)                    (283)
      Retained earnings                                      70,447                   55,276

             Shareholders' equity                      $    109,619              $    72,204

Total liabilities and shareholders' equity             $    140,240              $   128,760


Note: Prior year shares outstanding and related balances have been restated to reflect stock split in the form of a 100 percent stock dividend effective September 27, 1995.

                               Mentor Corporation
                        Consolidated Statements of Income
                  Three Months Ended December 31, 1995 and 1994
                                   (Unaudited)



(in thousands, except per share data)                      1995                           1994

Net sales                                             $  45,004                     $   38,127

Costs and expenses:
  Cost of sales                                          15,237                         13,407
  Selling, general and administrative                    16,697                         14,704
  Research and development                                3,435                          2,621

                                                         35,369                         30,732

Operating income                                          9,635                          7,395
  Interest expense                                         (219)                          (733)
  Interest income                                           132                             15
  Other expense                                            (126)                          (213)

Income before income taxes                                9,422                          6,464

  Income taxes                                            3,279                          2,266

Net income                                            $   6,143                     $    4,198


Earnings per share:
  Primary                                             $    0.23                     $     0.19
  Supplemental / Fully diluted                        $    0.23                     $     0.18



See notes to consolidated financial statements

                               Mentor Corporation
                        Consolidated Statements of Income
                  Nine Months Ended December 31, 1995 and 1994
                                   (Unaudited)



(in thousands, except per share data)                      1995                           1994
Net sales                                             $  131,061                    $   105,544
Costs and expenses:

  Cost of sales                                           44,690                         37,007
  Selling, general and administrative                     49,190                         40,951
  Research and development                                 9,933                          7,694


                                                         103,813                         85,652


Operating income                                          27,248                         19,892
  Interest expense                                          (919)                        (2,400)
  Interest income                                            319                            308
  Other expense                                             (291)                          (219)

Income before income taxes                                26,357                         17,581

  Income taxes                                             9,174                          6,293

Net income                                             $  17,183                    $    11,288


Earnings per share:
  Primary                                              $    0.66                    $      0.51
  Supplemental / Fully diluted                         $    0.66                    $      0.48


See notes to consolidated financial statements

                               Mentor Corporation
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended December 31, 1995 and 1994
                                   (Unaudited)



(in thousands)                                             1995                           1994
Cash flows from (used by) operating activities         $   11,750                   $     4,695

Cash flows from investing activities:
        Sale of equipment, intangibles
                 and other assets                             137                           984
        Purchase of property, equipment,
                 and intangibles                           (4,614)                       (4,541)
        Reduction of notes receivable                          91                           277

                                                       $   (4,386)                  $    (3,280)


Cash flows from financing activities:
        Exercise of stock options                           1,364                         1,660
        Repurchase of common shares                        (2,398)                         (303)
        Dividends paid                                     (1,779)                         (539)
        Reduction of long-term debt                          (668)                       (1,083)
        Net repayment under line
              of credit agreement                              --                        (1,532)

                                                       $   (3,481)                  $    (1,797)


Increase (decrease) in cash, cash equivalents,
         and marketable securities                          3,883                          (382)

Cash at beginning of period                                11,379                        10,329

Cash at end of period                                  $   15,262                   $     9,947


See notes to consolidated financial statements

                               Mentor Corporation
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1995


Note A

Inventories at December 31, 1995 and March 31, 1995, consisted of:


                             December 31                 March 31

                                           (In thousands)

Raw Materials         $            9,393         $            9,294
Work in process                    8,421                      5,264
Finished goods                    15,758                     15,436

                      $           33,572         $           29,994



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

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1995.

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

                       Fiscal 1996                        Fiscal 1995

First Quarter         June 30, 1995                      July 1, 1994
Second Quarter        September 29, 1995                 September 30, 1994
Third Quarter         December 29, 1995                  December 30, 1994

                               Mentor Corporation
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1995 increased 18% to $45.0 million, compared to $38.1 million the prior year. Growth was particularly strong in plastic surgery, up 33% over the prior year. Sales of urology implants picked up strongly in the quarter, with a 29% increase over the prior year, contributing to an overall increase of 13% for urology. Ophthalmic sales were about even with last year, as increases in surgical products and intraocular lens sales offset declining reveneus from diagnostic equipment. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition accounted for the large increase in ophthalmology sales for the year-to-date period.

                                                          Sales by Principal Product Line

                                          For the Three Months Ended           For the Nine Months Ended
                                                 December 31,                        December 31,

                                                                     Percent                                    Percent
                                          1995            1994        Change        1995           1994          Change

Plastic surgery products               $  20,816      $  15,603        33.4%     $  64,580      $  44,974         43.6%
Urology products                          14,672         13,025        12.6%        39,334         39,196           .4%
Ophthalmology products                     9,516          9,499          .2%        27,147         21,374         27.0%

                                       $  45,004      $  38,127        18.0%     $ 131,061       $105,544         24.2%


Cost of Sales

Cost of sales was 33.9% for the three months ended December 31, 1995, compared to 35.2% for the same period last year. The Company continues to work on a variety of efficiency enhancements at each of its facilities. This has allowed the Comany to compensate for the substantially higher prices it now pays on many of its medical and implant grade materials. These materials are now being sourced from new vendors following the exit of certain suppliers, such as Dow Corning and DuPont, from this market. In addition, the decline in the cost of sales was aided by the higher percentage of sales of implantable products in the sales mix.

Selling, General and Administrative Expenses

Selling, general & administrative expenses decreased to 37.1% of sales in the quarter compared to 38.6% in the previous year. The Company is seeing productivity improvements in its sales efforts, particularly in the plastic surgery division.


Research and Development

Research and development expenses increased to 7.6% of sales for the second quarter, compared to 6.9% for the prior year. The Company continues to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products.

The Company expects to spend the same amount of money on these PMAAs in fiscal 1996 as it did in fiscal 1995. In addition, the Company is beginning clinical studies on several new products, specifically its Urethrin product for treating urinary incontinence. Thus the Company expects to spend more in research & development as a percent of sales in fiscal 1996 than it did in fiscal 1995.

Interest and Other Income and Expense

Interest expense decreased $ 514 thousand in the quarter over the prior year. At December 31, 1994, the Company had short term borrowings of approximately $3 million, while at both March 31, 1995 and December 31, 1995, there were no balances outstanding. In addition, the Company called for the redemption of its 6 3/4% Convertible Subordinated Debentures during the first quarter of this fiscal year. As of December 31, 1995, the debentures had been either converted into Common Stock or redeemed. Interest income increased from $15 thousand last year to $132 thousand this year, due to higher cash balances.

Included in interest expense last year was $250 thousand for the quarter ($1.0 million for fiscal 1995) in imputed interest on the Litigation Settlement Obligation. In fiscal 1996, this amount decreased to $175 thousand for the quarter ($700 thousand for fiscal 1996).

Income Taxes

The effective rate of corporate income taxes was 34.8% for the quarter, compared to 35.1% in the same period a year ago. The acquisition of the IOL product line included a manufacturing facility in Puerto Rico, which under current United States tax laws receives Section 936 tax incentives.

Net Income

Net income per share increased to $.23 for the three months ended December 31, 1995, compared to $.19 last year, due to the increased sales and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's working capital was $61 million compared to $53.7 million at March 31, 1995. The Company's working capital needs were provided from operations.

The Company generated $ 11.7 million of cash from operations during the nine months ended December 31, 1995, compared to $ 4.6 million the previous year. Higher net income accounted for the majority of the change. In addition, fiscal 1995's amounts included $3.7 million in working capital acquired as a result of the acquisition of the IOL product line from Optical Radiation.

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

During the first quarter, the Company called for the redemption of its Convertible Subordinated debentures, with a redemption date of June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holder, the debentures could be converted into Common Stock at the conversion price of $16.50. Any debentures not converted into Common Stock by the redemption date would be purchased by Mentor at 100 percent of their principal amount, plus accrued interest. All but $48 thousand of the debentures were converted into Common Stock. A total of 1,463,000 shares were issued to debenture holders.

Interest accrued on the debentures but not paid as a result of the conversion ($
1.4  million)  was  charged,  net  of  applicable  tax  benefits,   directly  to
shareholders' equity. There was no impact to the income statement.

In the first quarter, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During July, 1995, the Company repurchased 86,000 shares (on a pre split basis) for consideration of $2.4 million.

During the first quarter, the Company executed a new secured $15 million credit agreement to replace its existing lines of credit. Borrowings under the Agreement will accrue interest at the prevailing prime rate. The Agreement includes certain covenants which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At December 31, 1995, the Company had no amounts outstanding under this line.

The Company's principal source of liquidity at December 31, 1995 consisted of $ 15 million in cash and marketable securities plus $15.0 million available under its line of credit.

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



MENTOR CORPORATION
(Registrant)





DATE:             February 12, 1996         BY:
                  Anthony R. Gette
                    President and
                    Chief Operating Officer



DATE:             February 12, 1996         BY:
                  Gary E. Mistlin
                    Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


MENTOR CORPORATION
(Registrant)





DATE:             February 12, 1996         BY:       /s/ANTHONY R. GETTE
                                                     --------------------
                  Anthony R. Gette
                    President and
                    Chief Operating Officer



DATE:             February 12, 1996         BY:       /s/GARY E. MISTLIN
                                                     -------------------
                  Gary E. Mistlin
                    Chief Financial Officer