Form 10-K
period 1996-03-31
MENTOR CORP /MN/
filed 1996-06-28
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549



                                      FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Fiscal Year Ended March 31, 1996

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

                  Common Shares, par value $.10 per share


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

  The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 27, 1996 was $617,848,348.

Number of Shares of Common Stock outstanding on June 27, 1996: 24,912,692.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Registrant's  Proxy  Statement  for its  1996  Annual
Meeting of Shareholders are incorporated by reference in Part III in this Report on Form 10-K.

                            PART I

ITEM 1.  BUSINESS.

                  This Annual Report on Form 10-K filed on behalf of Mentor Corporation ("Mentor" or the "Company") contains forward-looking statements that involve risks and uncertainties. These include statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. These also include statements regarding the regulatory and legal environment in which the Company operates and its assessment of risks associated therewith. The Company's actual future results could differ materially from these statements. Factors that could cause or contribute to such differences include, but are not limited to, these factors discussed in Item 1, "Business," Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

General


                  The Company develops, manufactures and markets a broad range of products for the medical specialties of plastic and reconstructive surgery, urology and ophthalmology. Plastic surgery products include surgically implantable prostheses for cosmetic and reconstructive surgery, principally breast implants and tissue expanders. Urologic products include disposable products for the management of urinary incontinence and surgically implantable prostheses, principally penile implants for the treatment of chronic male sexual impotence. Ophthalmic products include intraocular lenses, used for replacement of a lens following cataract surgery, surgical equipment, primarily coagulators used to control bleeding during ophthalmic and other microsurgery, and diagnostic equipment, used to evaluate disorders of the eye.

                  Since 1989, the Company has incorporated or acquired several companies to help diversify the Company's interests in the medical industry. In April 1990, the Company acquired all of the outstanding shares of Mentor O&O, Inc. Despite the similarity in name, Mentor O&O had not previously been affiliated with the Company. Mentor O&O develops, manufactures and markets ophthalmic surgical and diagnostic products. In October 1990, the Company purchased substantially all of the assets, plus assumption of normal liabilities, of Teknar, Inc., which supplies diagnostic ultrasound equipment for the specialties of urology and ophthalmology. Both Mentor O&O and Teknar are 100% owned by Mentor Corporation. During fiscal 1996, Mentor O&O's name was changed to Mentor Ophthalmics.

                   In July 1991, the Company incorporated Mentor H/S, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing plastic surgery business. In January 1994, the Company incorporated Mentor Urology, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing urologic business. In January 1990, Mentor Polymer Technologies Company was incorporated to develop, manufacture and distribute medically oriented materials.

                  During fiscal 1991, the Company established four international sales offices to enhance and grow its market position in these countries. Mentor Medical Systems Canada, Mentor Medical Systems UK, Ltd., Mentor Deutschland, GmbH, and Mentor Medical Systems, Pty, Ltd. (Australia) are all subsidiaries of Mentor Corporation. In fiscal 1996, the Company opened two additional sales office subsidiaries: Mentor France S.A.
and Mentor Benelux, BV.

                  In November 1993, the Company established Mentor Medical Systems, B.V. in Leiden, the Netherlands, to further its expansion into the international marketplace. This is the Company's manufacturing and research and development facility outside of the United States.

                  In October 1994, the Company purchased certain assets and assumed certain related liabilities from Optical Radiation Corporation and ORC Caribe. Such assets comprised substantially all activities and operations of the intraocular lens line of business previously conducted by Optical Radiation and ORC Caribe. The Company established Mentor ORC, Inc. and Mentor Caribe, Inc. for the acquisition of the assets acquired from Optical Radiation and ORC Caribe. As of April 1, 1996, Mentor ORC, Inc. was merged into Mentor Ophthalmics.

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

                  The Company produces a broad line of mammary prostheses, including saline filled implants, silicone gel filled implants and an exclusive product, the Becker(TM) expandable implant used specifically for breast reconstruction. Mammary prostheses comprise over 90 percent of total plastic surgery product sales. Saline filled breast implants accounted for over 80% of mammary prostheses sold in fiscal 1996.

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


Urology Products

                  The   Company's   Urology   products  fall  into  two  general
categories of products, urologic implants and disposable health care products.

                  Urologic Implants and Potency Devices. The Company offers a broad line of implantable urological products, including a line of penile implants for the treatment of male sexual impotence; vacuum constriction devices, used as a first line non-surgical treatment for impotence; and endourological stents and drains.

                  Penile prostheses, which accounted for over 90 percent of the Company's urological implant sales in fiscal 1996, are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including two types of hydraulic inflatable devices and two versions of a malleable prosthesis.

                  For the past several years, alternative treatment methods for male impotence have become increasingly popular. These include injection therapy and vacuum constriction devices. These modes of treatment have been used extensively as a first line of treatment due to their lower cost and less invasive nature. The Company began marketing a vacuum constriction device in fiscal 1991. The vacuum system works by creating a vacuum around the penis, causing blood to engorge the corpora cavernosa, simulating a natural erection. The Company expects that alternative treatment methods to permanent implants will remain an integral part of the marketplace in the future.

                  For several years the Company has been pursuing regulatory approval on a new urology product, named Urethrin(TM), which is an injectable implant for the treatment of urinary incontinence. The Food and Drug
Administration (the "FDA") is currently requiring the Company to submit additional clinical data before Urethrin can be approved for marketing. The Company began enrolling patients in fiscal 1996. There can be no assurance as to when, if ever, final approval will be given for sales in the United States. The Company has begun limited sales of Urethrin in the international market.

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


Ophthalmology Products

                  Mentor Ophthalmics markets surgical and diagnostic products, focusing on cataract and glaucoma surgery.

                  In October 1994,  the Company  acquired the  intraocular  lens
(IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. Intraocular lenses are used for corrective vision following cataract removal surgery. Other surgical products include coagulators used to control bleeding during surgery. This is accomplished by equipment which generates radio frequency energy and a hand-held disposable instrument which delivers it to the surgical site. The Company also sells a line of surgical wipes, sponges, knives and blades.

                  The Company also sells the Odyssey(TM) phacoemulsification system, which uses ultrasound to emulsify (dissolve) cataracts. The Odyssey incorporates several unique design features which make it smaller and less costly than many competitive products. In addition, the system allows phacoemulsification and irrigation/aspiration to be done at low flow rates. This reduces turbulence in the eye and enhances surgeon control during the procedure.

                  The Company's diagnostic products include tonometry products, which measure the intraocular pressure of the eye, which aid in the diagnosis of glaucoma, and ophthalmic ultrasound.

                  During fiscal 1995, the Company made a strategic decision to concentrate its efforts in the ophthalmic surgical market. The Company's tonometry and ultrasound products are integral to this effort. However, several of the Company's smaller diagnostic product lines, which dealt more exclusively with visual testing, did not fit this strategy and have been discontinued. These include a potential acuity meter, indirect ophthalmoscopes and a brightness acuity tester. These products accounted for approximately $1.5 million in 1995 and $800 thousand in fiscal 1996.

                  The Company attempts to produce innovative products that improve office and surgical productivity. The Company believes it has established a good working relationship with both ophthalmologists and optometrists.

                  Summary of Sales by Principal Product Lines. The following table shows the net sales attributable to each of the Company's principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.

                                                         Year Ended March 31,
                                      1996                      1995                         1994

                                                         (Dollars in thousands)

                                  Amount    Percent         Amount    Percent          Amount       Percent

Plastic surgery products         $89,215        50%        $62,964        43%         $49,272           40%
Urology products                  54,127        30%         53,638        37%          51,199           41%
Ophthalmology products            34,474        20%         29,792        20%          23,115           19%

                                $177,816       100%       $146,394       100%        $123,586          100%

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

                  The Company exports most of its product lines, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's own foreign direct sales offices. For the years ended March 31, 1996, 1995 and 1994, export sales were $26,223,000, $21,243,000
and  $19,582,000,   respectively.  In  addition,  $14,140,000,  $11,287,000  and
$9,329,000 in sales respectively, were from the Company's direct international sales offices.

                  The Company's domestic sales and foreign sales are approximately equal in profitability. Other than sales through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not constituted significant risks.

                  The Company has six international sales offices in Canada, the United Kingdom, Germany, France, Benelux and Australia. The France and Benelux offices were opened late in fiscal 1996. These offices warehouse product and sell through a direct sales force in each country. The offices currently sell primarily cosmetic and reconstructive surgery implants and urology implants. Sales are made in the local currency of the host country. The Company feels that a local presence in key countries will better help the Company to capitalize on the growing international market for medical products.

                  In general, the Company maintains sufficient inventories of finished goods both domestically and internationally to support immediate shipment of products upon receipt of a customer's order. From time to time, however, a back-order situation may develop due to increased demand for a product or special circumstances, such as regulatory restrictions. See "Manufacturing".

During the year ended March 31, 1996, no customer accounted for more than 10% of the Company's revenues.


Competition

                  The Company believes it is one of the leading suppliers in the United States of implantable urology and cosmetic and reconstructive surgery products and of disposable catheter products, based upon independent research studies of market share. Many of the Company's products are premium-priced.

                  The Company currently competes with only one other company in the inflatable penile market, American Medical Systems, Inc., a subsidiary of Pfizer, Inc. Several implants compete with the Company's malleable penile implants. The primary competitive factors are product performance and reliability, ease of implantation and customer service. The Company believes that, by providing several types of implants which stress high performance and reliability, it can successfully respond to various physician and patient preferences.

                  As with the penile implant market, the Company competes with only one other company in the domestic breast implant market, McGhan Medical Corporation, a subsidiary of INAMED, Inc. The primary competitive factors currently are range of style and sizes, product performance and quality, proprietary design, customer service and in certain instances, price.

                  By careful design and active marketing of catheters and other disposable health care products, the Company has been able to compete successfully against larger companies. The Company, C.R. Bard, Inc., Hollister, Inc., Sherwood Medical, Baxter Travenol, Inc., and Coloplast, Inc. are the dominant competitors in the market. As with many of the Company's other product lines, the Company competes primarily on the basis of design and performance, and by providing product orientation, support and related service to health care professionals and consumers.

                  In the ophthalmic device market, companies compete primarily on the basis of product quality and technology, service, reliability and price. By offering unique, proprietary products and a broad range of niche products, the Company believes that it will be able to compete against larger companies. Various competitors include Allergan, Inc., Alcon Laboratories Inc., a subsidiary of Nestle S.A., Johnson and Johnson, Storz Instrument Co., a division of American Cyanamid Co., Pharmacia, Upjohn, Inc. and Chiron Corporation.

                  While the Company  believes it  competes  successfully  in its
markets,   many  of  its  competitors  have  substantially   greater  financial,
technological and marketing resources.


Government Regulation

                  Under the "Medical Device Amendments of 1976" (the "Medical Device Act"), the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance;
(iii) require test data approval prior to clinical evaluation of human use; (iv) permit detailed inspections of device manufacturing facilities; (v) establish "good manufacturing practices" that must be followed in device manufacture; (vi) require reporting of product defects to the FDA; and (vii) prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health. All of the Company's products are "medical devices intended for human use" within the meaning of the Medical Device Act and are, therefore, subject to FDA regulation.

                  The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (premarket approval application ("PMAA") before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of classifying a device into Class III is to require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's plastic surgery and urology implants, along with intraocular lenses, are in Class III, while most of its disposable health care and other ophthalmology products are in Class I.

                  In 1991, the Company submitted PMAAs for its silicone gel filled mammary prostheses to the FDA, pursuant to FDA regulations issued at that time. In 1992, the FDA's outside advisory panel on plastic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants. The FDA adopted the recommendations of the panel.

                  The FDA stated it was denying the pending applications for the use of breast implants for augmentation but would provide for the continued availability of the implants for reconstruction purposes on the basis of a public health need. In order to obtain silicone gel filled implants for use in reconstruction, women would be enrolled in clinical studies for future follow-up. Patients would be required to sign an informed consent form and physicians will have to certify that saline implants are not a satisfactory alternative. The Company began shipments of these products under the terms of this clinical study during the first quarter of fiscal 1993

                  To comply with the Medical Device Act, the Company has incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new products and the preparation and filing of documents in the formats required by the FDA. From time to time the Company also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness. In 1993, the FDA published proposed guidelines for PMAA's on the Company's hydraulic inflatable penile prostheses and saline filled breast implants. For saline implants, the FDA has published a schedule which permits the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1998. The Company intends to submit its PMAA's in a timely fashion and has begun to collect the data which will be necessary for these applications. FDA approval, however, cannot be assured. Should the Company's PMAAs be denied, it would have a material adverse effect on the Company's operations and financial position.

                  Medical device laws and regulations similar to those described above are also in effect in some of the countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

                  As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. In June 1995, Mentor H/S's Texas facility was reviewed by the FDA. As a result of that review, they received an FD483, list of observations. These observations dealt primarily with validation of manufacturing processes and follow-up on product complaint evaluations. Mentor H/S responded to the FD483 in August 1995. In February 1996, the FDA issued Mentor H/S a warning letter, concluding that they had not satisfactorily addressed the inadequacies noted in the FD483. To address the warning letter, the FDA has required a comprehensive GMP audit by an outside expert consultant, approved by the FDA, be completed by July 12, 1996. That audit is currently underway. Mentor H/S must submit a copy of the audit by July 12, 1996. The President of Mentor H/S must also certify that he has reviewed the consultant's report and has initiated or completed all corrections called for in the report. For those issues which are not complete, a time frame for completion must be submitted. Subsequent certifications of updated audits must be submitted by July 12, 1997 and 1998. Mentor H/S expects to submit the certifications in a timely fashion.

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

                  Reimbursement plans, whether through government funded Medicare or private third party insurers, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement programs, capitation programs, group buying, redesign of benefits, requirement of a second opinion prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care.

                  These types of programs can potentially limit the amount which health care providers may be willing to pay for medical products. In the past, the Company has encountered instances in which reimbursement for some of its products, particularly its hydraulic inflatable penile prosthesis was denied. The Company has been successful in the majority of cases to get reimbursement for these products reinstated. In other areas, particularly intraocular lenses, reimbursement rates have been declining over the last few years. Denial of reimbursement and/or limitations on the amount third party payors are willing to pay will, most likely, have a detrimental effect on sales of the affected products.


Product Development

                  At March 31, 1996, the Company employed 84 people engaged in full-time research and development. The Company is working to develop new or improved products in many of its principal product lines, including mammary prostheses, ophthalmology and surgical urology.

                  The Company believes its future growth will continue to depend in part upon the introduction of new products that provide superior benefits, command premium prices and have significant growth potential. The Company works closely with health care professionals to ascertain their needs and concerns and those of their patients.

                  During fiscal 1996, 1995 and 1994, the Company spent a total of $13,379,000, $10,295,000 and $9,137,000 respectively, for research and development.


Patents and Licenses

                  It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, disposable catheters, disposable coagulators, and visual acuity testers.

                  All of the patents relating to products which produce significant revenues have at least two years remaining until expiration. While the Company believes its patents are valuable, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to manufacturing processes, materials and product design, have also been important in maintaining proprietary product lines. As a condition of employment, the Company requires each of its employees to execute an agreement relating to confidential information and patent rights.


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

                  In the last several years, certain suppliers of raw materials, such as Dow Corning, DuPont and others, announced that they would no longer supply implant or medical grade materials for products in several markets related to reproduction, contraception, obstetrics or cosmetic surgery, due to what they perceive as a product liability risk in excess of the potential economic benefits of providing these materials. Certain of the Company's products, principally breast implants and penile implants, incorporated materials supplied by these companies. Under guidelines established by the FDA, the Company has been successful in replacing these materials with those being offered by other companies willing to supply device manufacturers. The prices the Company pays for many of these replacement materials is substantially higher than with its previous vendors. These sources of supply are relatively new, and there can be no assurance that they will be able to supply the Company in the quantities needed, or that regulatory or other delays will not cause a disruption in sales of affected products. The Company believes its supply of raw materials is adequate for the current fiscal year.


Employees

                  As of March 31, 1996, the Company employed 1,343 people of whom 881 were in manufacturing, 235 in sales and marketing, 84 in research and development and 143 in finance and administration. None of the Company's employees are represented by a union. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES.

                  The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (136,000 square feet). The Company leases additional office manufacturing and warehouse facilities in Santa Barbara, California (40,000 square feet), Goleta, California (19,000 square feet), Irving, Texas (109,000 square feet), Norwell, Massachusetts (57,000 square feet) and Leiden, the Netherlands (6,500 square feet). The Company's international sales offices, located in Australia, Canada, Germany, France, Belgium and the United Kingdom, lease office and warehouse space ranging from 1,000 to 5,800 square feet. All leases have terms ranging from three to nine years, renewable on terms the Company considers favorable.

                  The Company believes its facilities are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate any future expansion as necessary.

ITEM 3.  LEGAL PROCEEDINGS.

         A. Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in products liability litigation. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June, 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions, and deductibles which the Company believes to be appropriate.

                  The Company became involved in a substantial amount of product liability litigation related to silicone gel filled breast implants in fiscal 1992 and 1993. These cases alleged design and marketing defects, failure to warn, breach of implied and express warranties, emotional distress and gross negligence in connection with silicone gel filled breast implants manufactured by the Company. The complaints sought unspecified damages for medical expenses, loss of earnings, prejudgment interest and punitive damages.

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

                  Under the terms of the agreement, the Company made payments of $2.0 million in May 1993, $8.7 million in November 1993, $4.5 million in September 1994 and $5.3 million in September 1995. The November 1993 payment was funded out of insurance reimbursements. A final payment of $5.3 million is due in September 1996.

         B. In 1989, the Company acquired from the Ares-Serono Group a dermal filler implant product line, related assets and technology. The dermal filler product is a physiologically compatible material which is injected into the skin for correcting scars and other skin defects. The technology acquired included, among other things, a license agreement to certain patents and patent applications developed by Sheldon Gottlieb, M.D. In addition to the dermal filler product, the license agreement also included a patent for a purported wound healing product.

         Dr. Gottlieb alleges that Mentor, along with Serono Laboratories, Inc. (a subsidiary of Ares-Serono Group), did not use its best efforts to market the dermal filler product nor the purported wound healing product, in violation of the license agreement. The case is in arbitration before the American Arbitration Association in Boston, Massachusetts, Sheldon Gottlieb, M.D. v. Serono Laboratories, Inc. and Mentor H/S, Inc., AAA Case No. 11-133-0067-95. Dr. Gottlieb is seeking damages of approximately $16 million.

                  Management   believes  that  this  matter  is  without  merit.
However, arbitration awards and settlements in matters of this type are difficult to predict, and the ultimate outcome cannot be ascertained at this time.

         C. In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The executive officers of the Company , as well as the ages as of June 27, 1996, are listed below, followed by brief accounts of their business experience and certain other information.

Name                    Age  Position


Christopher J. Conway   57   Chairman of the Board, Chief Executive Officer and
                             Director
Anthony R. Gette        40   President, Chief Operating Officer, Secretary and
                             Director
Dennis E. Condon        47   President, Mentor H/S, Inc.
Karen H. Edwards        49   Vice President, Regulatory and Legal Affairs
                             and Quality Assurance
William M. Freeman      57   President, Mentor Ophthalmics, Inc.
Gary E. Mistlin         44   Vice President of Finance/Treasurer and Chief
                             Financial Officer
Bobby K. Purkait        46   Vice President of Research & Development


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

                  Mr. Freeman joined the Company in August, 1994. From 1989 to 1994 he was Vice President & General Manager of Alcon Instrumentation Technology Center, a subsidiary of Alcon/Nestle, a major ophthalmic company. From 1987 to 1989, he was Division President of Cooper Surgical, a subsidiary of Coopervision, a leading supplier of ophthalmic equipment and devices.

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

PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Common Stock of the Company is traded on the NASDAQ National Market under the symbol MNTR. There are approximately 12 market makers for the Company's stock. The following table shows the range of high and low closing sale prices reported on the NASDAQ National Market. Quotations represent prices between dealers, and do not reflect retail mark-ups, mark-downs or commissions. Quotations for periods before the October 1996 two for one stock split have been retroactively adjusted.


Year Ended March 31, 1996                                              High              Low

Quarter ended June 30, 1995                                            14                10 3/4
Quarter ended September 30, 1995                                       22 3/4            13 5/8
Quarter ended December 31, 1995                                        23                17 3/4
Quarter ended March 31, 1996                                           29 7/8            19 7/8

Year Ended March 31, 1995
Quarter ended June 30, 1994                                            7 3/4             6 1/2
Quarter ended September 30, 1994                                       8 1/2             7 3/8
Quarter ended December 31, 1994                                        9 3/8             8
Quarter ended March 31, 1995                                           14                8 1/2


(b) As of June 27, there were 1700 holders of record of the Company's Common Stock.

(c) In fiscal 1996, the Company declared and paid a quarterly dividend of $0.025 per share of Common Stock, and in fiscal 1995, the Company declared and paid a quarterly dividend of $0.025 per share of Common Stock during the last three quarters of such fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                                                             Year Ended March 31,

(in thousands, except per share data)

                                                 1996            1995           1994           1993                1992

Statement of Operations Data:

Net sales                                      $177,816         $146,394    $123,586        $114,976             $89,422
Gross profit                                    117,550           93,598      81,131          75,165              53,815

Operating income (loss)                          37,121           27,043      (2,341)         19,984               8,851

Income (loss) before income taxes                36,140           24,221      16,844          (4,730)              6,706

Net income (loss)                               $23,819          $15,773     $11,005         $(2,830)             $4,510


Net income (loss) per share                        $.92             $.70        $.51           $(.13)               $.21

Dividends per common share                         $.10            $.075          --            $.08               $ .08

Average outstanding shares                       25,856           22,374      21,610          21,308              21,578


Balance Sheet Data:
Working capital                                 $70,135          $53,745     $39,721         $35,188             $28,758

Total assets                                    149,618          128,760     120,750         109,947              90,324

Long-term debt, less current portion                 58           24,655      25,386          24,362              24,399

Shareholders' equity                           $116,495          $71,114     $54,653         $43,428             $47,728


SALES BY PRINCIPAL PRODUCT LINE

                                                                       Year Ended March 31,

(in thousands)                                    1996                         1995                         1994

                                             Amount        Percent         Amount       Percent          Amount       Percent

Plastic Surgery Products                    $89,215            50%        $62,964           43%         $49,272           40%
Urology Products                             54,127            30%         53,638           37%          51,199           41%
Ophthalmology Products                       34,474            20%         29,792           20%          23,115           19%

                                           $177,816           100%       $146,394          100%        $123,586          100%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The  following   table  sets  forth  various  items  from  the
Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                           Year Ended March 31,

                                                        1996         1995         1994

Net sales                                              100.0%       100.0%       100.0%
Cost of sales                                           33.9         36.1         34.4

Selling, general and administrative                     37.7         38.4         42.1

Research and development                                 7.5          7.0          7.4


Operating income                                        20.9         18.5         16.1
Interest income (expense), net                          (0.4)        (1.9)        (2.5)

Other expense                                           (0.2)          --           --



Income before income taxes                              20.3         16.6         13.6

Income taxes                                             6.9          5.8          4.7



Net income                                              13.4%        10.8%         8.9%


RESULTS OF OPERATIONS


Sales

Sales for fiscal 1996 increased from $146.4 million in 1995 to $177.8 million, an increase of 21%. Growth was particularly strong in sales of plastic surgery products, up 42% over the prior year, attributable to both unit growth in the market and market share gains. Sales of urology products were flat with last year. Sales of urology implants, however, increased in the second half of the year, due to heightened public awareness in seeking treatment for impotence. Ophthalmic product sales increased 16% over last year, as increases in intraocular lens sales offset declining revenues from discontinued diagnostic equipment. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition was included for the full year in fiscal 1996, while only for six months in fiscal 1995.

Sales for fiscal 1995 increased 18% to $146.4 million, compared to $123.6 million the prior year. Growth was a result of strong increases in sales of plastic surgery products and growth in sales of ophthalmology products. The Company experienced increased unit demand for plastic surgery products. Growth in sales of ophthalmology products was primarily a result of the acquisition in October, 1994 of the IOL product line of Optical Radiation Corporation.

The Company's export sales to unaffiliated customers accounted for 15%, 15%, and 16% of net sales in the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

Over the three fiscal years ended March 31, 1996, sales increases have been primarily the result of increased unit sales and a shift to higher priced products. General selling price increases have not been significant in recent years.

Cost Of Sales

Cost of sales was 33.9% for fiscal 1996, compared to 36.1% for the prior year. The Company continues to work on a variety of efficiency enhancements at each of its facilities. This has allowed the Company to compensate for the substantially higher prices it now pays on many of its medical and implant grade materials. These materials are now being sourced from new vendors following the exit of certain suppliers, such as Dow Corning and DuPont, from this market. In addition, the improvement in the cost of sales was aided by a greater proportion of higher margin product in the sales mix.

Cost of sales was 36.1% for fiscal 1995, compared to 34.4% for fiscal 1994. The Company's cost of sales for its plastic surgery products was reduced from prior years as a result of the closure of the Company's California manufacturing facility in July 1994. This reduction was offset by startup expenses in the Company's new manufacturing plant in the Netherlands. This plant began to ship product during the fourth quarter of fiscal 1995.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 37.7% of sales in fiscal 1996, compared to 38.4% the prior year. The Company experienced productivity improvements in its sales efforts, particularly in the plastic surgery division.

Selling, general and administrative expenses decreased to 38.4% of sales in fiscal 1995, compared to 42.1% in the previous year. During fiscal 1994, the Company was in the process of consolidating and closing three facilities in Santa Barbara, California, St. Louis, Missouri and Stewartville, Minnesota into other existing operations. Included in the fiscal 1994 results were approximately $3 million in costs associated with the consolidation. This amount includes expenses related to employee relocation, new employee hiring and training, and severance. These costs were completed in fiscal 1994.


Research and Development

Research and development expenses were 7.5% of sales in fiscal 1996, up from 7.0% the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its silicone gel filled breast implants, saline breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence and the Memory Lens, a foldable IOL.

The Company expects to pursue a number of additional clinical studies in the coming year, for products such as ultrasonic assisted liposuction and an alternate filler breast implant. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1997 than it did in fiscal 1996.

Research and development expenses were 7.0% of sales in fiscal 1995, compared to 7.4% in fiscal 1994.


Interest and Other Income and Expense

Interest expense was $1.1 million in fiscal 1996, a decrease from $3.1 million in fiscal 1995. In the first quarter of fiscal 1996, the Company called for the redemption of its 6 3/4% Convertible Subordinated Debentures. As of June 1995, the Debentures had been either converted into Common Stock or redeemed. Included in interest expense for the year is $727 thousand in imputed interest on the Litigation Settlement Obligation. In fiscal 1997, this will be reduced to $379 thousand, which will be incurred only in the first half of the year.

Interest income increased from $296 thousand in 1995 to $440 thousand in fiscal year 1996, resulting from higher cash balances. Other income and expense includes primarily gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations.

Interest expense decreased $273 thousand in fiscal 1995 from the prior year, due primarily to lower balances on the Company's line of credit. Included in interest expense for fiscal 1995 is $1.0 million in imputed interest on the Litigation Settlement Obligation. Interest income increased from $247 thousand in 1994 to $296 thousand in 1995, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34% for fiscal 1996, compared to 35% for both fiscal 1995 and 1994.

Net Income

Net income per primary share in fiscal 1996 was $0.92, compared to $0.70 in fiscal 1995. The increase was caused by higher sales combined with a shift towards higher margin implantable sales in the sales mix. The percentage increase in earnings per share was less than that of net income due to the increased number of shares outstanding in fiscal 1996, which resulted from the
2.9 million, (1.46 million pre-stock split) shares issued upon conversion of the convertible subordinated debentures.

Inflation

The Company does not believe inflation has had a material impact on the Company's operations over the three year period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


During the three years ended March 31, 1996, liquidity needs have been satisfied principally by cash flow from operations and the drawdown on available lines of credit.

At March 31, 1996, working capital was $70.1 million compared to $53.7 million the previous year. The Company generated $19.7 million of cash from operations during fiscal 1996, compared to $13.0 million the previous year. An increase in net income of $8.0 million was partially offset by increases in non cash related working capital.

During fiscal 1996 the Company spent $9.8 million on capital expenditures, primarily improvements in manufacturing facilities and equipment and data processing hardware and software. Of this amount, approximately $4.2 million was for the buildout of its manufacturing facilities in Texas and Puerto Rico. The Company anticipates investing approximately $10 million in facilities and capital equipment in fiscal 1997.

During fiscal 1996, the Company executed a new secured $15 million credit agreement to replace its existing lines of credit. Borrowings under the agreement will accrue interest at the prevailing prime rate. This agreement includes certain covenants which, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .25% will be paid on the unused portion of the $15 million credit line. There were no borrowings under the agreement in fiscal 1996, nor any balance outstanding at March 31, 1996.

During  fiscal  1994,  the  Company  finalized  its  agreement  with the Federal
Multi-District Litigation Plaintiffs Steering Committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the Agreement, the Company made a payment of $5.3 million during fiscal 1996, bringing the total paid to date to $20.5 million. The Company is obligated to make one more payment of $5.3 million in September 1996. This will complete the Company's monetary obligations under the agreement.

At the 1994 Annual Meeting of Shareholders the Company announced the resumption of its quarterly cash dividends. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million. In June 1993, the Company's Board of Directors suspended dividends on the Company's Common Stock in order to meet the Company's payment obligations under the breast implant settlement agreement.

During the first quarter, the Company called for the redemption of its Convertible Subordinated Debentures, with a redemption date of June 30, 1995. At March 31, 1995, the outstanding balance was $24.2 million. At the option of the debenture holder, the debentures could be converted into Common Stock at the conversion price of $8.25 ($16.50 pre-stock split). Any debentures not converted into Common Stock by the redemption date would be purchased by Mentor at 100 percent of their principal amount, plus accrued interest. All but $48 thousand of the debentures were converted into Common Stock. A total of 2,926,000 (1,463,000 pre-stock split) shares were issued to debenture holders. Interest accrued on the debentures but not paid as a result of the conversion ($1.4 million) was credited, net of the applicable tax effect, directly to shareholders' equity.

In the first quarter of fiscal 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During fiscal 1996, the Company repurchased 222,000 shares for an aggregate consideration of $3.5 million.

The Company's principal source of liquidity at March 31, 1996 consisted of $18.5 million in cash and marketable securities plus $15.0 million available under the existing line of credit.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS


Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward-looking statements.

Due to the nature of the Company's products and business, the Company has been and will be involved in various legal actions arising in the course of business, some of which involve product liability and intellectual property claims. With respect to product liability issues, the litigation and regulatory risks will continue to exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. It is possible that adverse results arising from product liability or intellectual property actions, as well as adverse results arising from regulatory or administrative proceedings, could negatively affect the Company's future results of operations.

The Company has been and may be in the future the subject of negative publicity, which can arise from various sources, ranging from the news media to legislative and regulatory investigations. There can be no assurance that such negative publicity will not result in a material adverse effect on the Company's future financial position, its results of operations or the market price of its stock. In addition, significant negative publicity could result in an increase in product liability claims.

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and recordkeeping procedures for medical devices. The process of obtaining marketing clearance from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of penalties, product recalls or product seizures.

Each of the Company's major business segments operates its manufacturing, warehousing and research and development activities in a single facility. While the Company has some limited protection in the form of basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a fire or similar catastrophe.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The response to this item is submitted pursuant to Item 14 of this Annual Report on Form 10-K and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1996 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

                  The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1996.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1996.

                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

                                                                         PAGE
(a)(1)            Consolidated Financial Statements

                  Report of Independent Auditors                           30

                  Consolidated Statements of Financial Position
                         as of March 31, 1996 and 1995                     31

                  Consolidated Statements of Income for the
                         Years Ended March 31, 1996, 1995, and 1994        32

                  Consolidated Statements of Changes in Shareholders'
                  Equity for the Years Ended March 31, 1996, 1995,
                  and 1994                                                 33

                  Consolidated Statements of Cash Flows for the
                         Years Ended March 31, 1996, 1995 and 1994         34

                  Notes to Consolidated Financial Statements               35


(a)(2)   Consolidated Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts
                  and Reserves                                             44

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

(a)(3)   List of exhibits (continued):

         10(a) Mentor Corporation 1982 Incentive Stock Option Plan and Agreement - Registration Statement No. 2-94726(8)(11)

         10(b) Mentor Corporation Restated 1987 Non-Statutory Stock Option Plan and Agreement - Registration Statement
                  No.33-25865.(9)(11)

         10(c) Mentor Corporation 1991 Stock Option Plan - Registration Statement No. 33-48815.(10)(11)

         10(d) Stock Option Agreement, dated September 21, 1988, between Mentor Corporation and Anthony R. Gette.(2)(11)

         10(e) Lease Agreement, dated November 9, 1989, between Mentor Corporation and Skyway Business Center Joint Venture.(3)

         10(f) First Amendment to Lease Agreement, dated December 1, 1993, between Mentor corporation and Skyway Business Center Joint Venture. (6)

         10(g) Credit Agreement, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(h) $15,000,000 Revolving Note, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(i) Security Agreement, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(j)    Guarantor  Security  Agreement,  dated May 22,  1995,  between
                  Mentor   Corporation  and  its  subsidiaries  and  Sanwa  Bank
                  California (7)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

         10(k) Guaranty Agreement, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(l) Contribution Agreement, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(m) Inter-Company Note, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California (7)

         10(n)    Lease   Agreement,   dated  July  23,  1990,   between  Mentor
                  Corporation and SB Corporate Center, Ltd.(4)
         10(o) Settlement Agreement and Stipulation, dated May 7, 1993, between Mentor Corporation and Representative Plaintiffs.(5)

(a)(3)   List of exhibits (continued):

         10(p) Employment Agreement, dated March 15, 1993, between Mentor Corporation and Spencer M. Vawter. (6)(11)

         10(q) Employment Agreement, dated August 5, 1994, between Mentor O&O, Inc. and William M. Freeman. (7)(11)

         11       Statement Regarding Computation of Per Share Earnings     45

         21       Subsidiaries of the Company                               46

         23       Consent of Independent Auditors                           47

         (b)      Reports on Form 8-K:

                  None.

(1) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-7955.

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-7955

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1990, File No. 0-7955.

(4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1991, File No. 0-7955.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-7955.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-7955.

(7) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-7955.

(8) Incorporated by reference to Registration Statement on Form S-8, Registration No. 2-94726.

(9) Incorporated by reference to the post effective amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-25865.

(10) Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-48815.

(11)     Management contract or compensatory plan or arrangement.

                          REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                                          ERNST & YOUNG LLP


Los Angeles, California
May 8, 1996

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in thousands)                                                          March 31,

Assets                                                                       1996         1995

Current assets:
  Cash and equivalents                                                    $7,837             $9,350

  Marketable securities                                                   10,704              2,029

  Accounts receivable, net of allowance for doubtful
     accounts of $2,285 in 1996 and $1,363 in 1995                        34,855             30,026

  Inventories                                                             35,158             29,994

  Deferred income taxes                                                   10,148              6,918

  Other                                                                    3,143              2,741


Total current assets                                                     101,845             81,058


Property and equipment, net                                               29,317             25,538

Deferred income taxes                                                         --              1,400

Intangibles, net                                                           4,689              6,287

Goodwill, net                                                             13,109             13,523

Other assets                                                                 658                954


                                                                        $149,618           $128,760

Liabilities and shareholders' equity Current liabilities:
  Accounts payable and accrued liabilities                               $25,289            $20,094

  Income taxes payable                                                       428                606

  Dividends payable                                                          628                549

  Litigation settlement obligation                                         4,950              5,333

  Short-term bank borrowings and current
       portion of long-term debt                                             415                731


Total current liabilities                                                 31,710             27,313


Long-term deferred taxes                                                   1,355                 --

Long-term debt                                                                58                473

Litigation settlement obligation                                              --              5,678

Convertible subordinated debentures                                           --             24,182


Shareholders' equity:
  Common  Stock,  $.10 par  value:  Authorized-  50,000,000  shares;
  Issued and outstanding -- 24,860,642 shares in 1996; 21,796,776
  shares in 1995                                                           2,486              2,180

  Capital in excess of par value                                          37,840             13,941

  Cumulative translation adjustment                                         (445)              (283)

  Retained earnings                                                       76,614             55,276

                                                                         116,495             71,114

                                                                        $149,618           $128,760


See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                             Year Ended March 31,

(in thousands, except per share data)
                                                  1996           1995          1994

Net sales                                          $177,816    $146,394    $123,586
Costs and expenses:
   Cost of sales                                     60,266      52,796      42,455

   Selling, general and administrative               67,050      56,260      52,010

   Research and development                          13,379      10,295       9,137


                                                    140,695     119,351     103,602

Operating income                                     37,121      27,043      19,984

   Interest income                                      440         296         247

   Interest expense                                  (1,092)     (3,114)     (3,387)

   Other expense                                       (329)         (4)         --


Income before income taxes                           36,140      24,221      16,844

   Income tax                                        12,321       8,448       5,839


Net income                                          $23,819     $15,773     $11,005

Net income per share:
   Primary                                             $.92        $.70        $.51

   Fully diluted                                       $.90        $.65        $.49


See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

                                                     Common Shares

                                               Common Shares       Common  Capital in   Cumulative
                                                 Outstanding   Stock $.10   Excess of  Translation     Retained
(in thousands)                                                  Par Value   Par Value   Adjustment     Earnings


Balance April 1, 1993                                  10,676      $1,068     $12,628        $(391)     $30,123



Exercise of stock options                                  14           1         161           --           --

Foreign currency translation adjustment                    --          --          --           58           --

Net income                                                 --          --          --           --       11,005

Balance March 31, 1994                                 10,690      $1,069     $12,789        $(333)     $41,128



Exercise of stock options                                 207          21       2,680           --           --

Dividends declared ($.075 per share)                       --          --          --           --       (1,625)

Repurchase of common shares                              (110)        (11)     (2,386)          --           --

Income tax benefit arising from
   the exercise of stock options                           --          --         134           --           --

Common shares used in business
   acquisition                                             61           6         994           --           --

Common shares used in litigation
   settlement                                              50           5         820           --           --

Foreign currency translation adjustment                    --          --          --           50           --

Net income                                                 --          --          --           --       15,773


Balance March 31, 1995                                 10,898      $1,090     $15,031        $(283)     $55,276



Exercise of stock options                                 361          36       2,053           --           --

Repurchase of common shares                              (222)        (22)     (3,447)          --           --

Income tax benefit arising from
   the exercise of stock options                          --           --       1,073           --           --

Shares issued upon conversion of
  Convertible Subordinated Debentures                  1,463         146       24,366           --           --

Shares issued pursuant to stock split                 12,361       1,236       (1,236)          --           --

Dividends declared ($.10 per share)                      --           --           --           --       (2,481)

Foreign currency translation adjustment                  --           --           --         (162)          --

Net income                                               --           --           --           --       23,819


Balance March 31, 1996                               24,861       $2,486      $37,840        $(445)     $76,614



See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended March 31,

(in thousands)                                                                    1996         1995           1994

Cash From Operating Activities:

Net income                                                                      $23,819       $15,773        $11,005

Adjustments to reconcile net income to net cash
   provided by operating activities
Depreciation and amortization                                                    7,173          6,798          6,165
Deferred income taxes                                                             (957)           727           (296)
Loss on sale of assets                                                              79            278             33
Expenses not requiring the use of cash                                             727          1,821            996
Litigation settlement obligation                                                (5,333)        (4,483)           671


Changes in operating assets and liabilities:
(Increase) in accounts receivable                                               (4,797)        (7,514)        (1,150)
(Increase) in inventories and other current assets                              (5,763)          (673)        (5,106)
Increase (Decrease) in accounts payable and accrued expenses                     4,318           (102)           151
Increase (Decrease) in income taxes payable                                       (178)           606             --
Increase (Decrease) in other accrued liabilities                                   613           (232)            --


    Net cash provided by operating activities                                   19,701         12,999         12,469


Cash From Investing Activities:
Purchase of property, equipment and intangibles                                (9,846)         (6,912)        (8,933)
Proceeds from sale of property, equipment and other assets                        764           1,015             94
Reduction in notes receivable                                                     108             183            208
Purchases of marketable securities                                            (15,275)             --         (1,253)
Sales of marketable securities                                                  6,600           2,257             --


    Net cash used for investing activities                                    (17,649)         (3,457)        (9,884)


Cash From Financing Activities:
Repurchase of common stock                                                     (3,469)         (2,398)            --
Proceeds from exercise of stock options                                         3,162           2,701            162
Dividends paid                                                                 (2,402)         (1,082)          (427)
Reduction in long-term debt                                                      (856)           (674)          (336)
Borrowings under line of credit agreements                                         --              --          2,950
Payments on line of credit agreements                                              --          (4,782)        (4,099)


    Net cash used for financing activities                                     (3,565)         (6,235)        (1,750)


Increase (Decrease) in cash and equivalents                                    (1,513)          3,307            835

Cash and equivalents at beginning of year                                       9,350           6,043          5,208


Cash and equivalents at end of year                                            $7,837          $9,350         $6,043


See notes to consolidated financial statements.

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

Marketable Securities
The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values and costs of securities in the investment portfolio as of March 31, 1996.

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

Property and Equipment
Property and equipment are stated at cost and includes interest on funds borrowed to finance construction. Capitalized interest was $20,000 in 1996. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Intangible Assets and Goodwill
Intangible asset consist of values assigned to patents, licenses, trademarks and bond issuance costs. These are stated at cost less accumulated amortization and are amortized over their economic life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $10,121,000 at March 31, 1996 and $9,127,000 at March 31, 1995. The excess purchase cost over fair value of net tangible assets acquired, goodwill, is amortized on a straight-line basis over 20-40 years. Accumulated amortization of goodwill was $2,605,000 at March 31, 1996 and $2,190,000 at March 31, 1995. The Company
periodically reviews goodwill to assess recoverability. Impairments would be recognized in operating results if a permanent diminution in value were to occur.

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.

Per Share Data
Primary income per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during each year. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The calculation of fully diluted income per share assumes the convertible subordinated debentures were converted into Common Stock at the beginning of the year. If the result of these assumed conversions is dilutive, the interest requirements of the debentures are reduced while the average share of Common Stock equivalents outstanding are increased. The subordinated convertible debentures were converted to common stock during fiscal year 1996. Thereafter, the difference between primary and fully diluted per share data was not significant.

Stock Split
On September 13, 1995 the Board of Directors authorized a two for one stock split in the form of a 100% stock dividend to be distributed on or about October 13, 1995 to shareholders of record on September 27, 1995. The Board's action was contingent on shareholder approval, received at the annual meeting of shareholders, of an increase in the Company's authorized shares from 20 million to 50 million. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

Stock Options
In October 1995, the FASB issues Statement No. 123, "Accounting for Stock-Based Compensation". The Company will adopt the new pronouncement in fiscal year 1996 and has yet to decide whether it will record compensation cost or provide pro forma disclosure.

Foreign Sales
Export sales, principally to Canada and Western Europe, were $26,223,000, $21,243,000, and $19,582,000 in 1996, 1995 and 1994, respectively. In addition,
$14,140,000,  $11,287,000,  and $9,329,000 in sales respectively,  were from the
Company's direct international sales offices.

Foreign Currency Translation
The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation." Net assets of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Net assets and the results of operations of the Company's foreign entities were not significant on a consolidated basis.

Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at March 31, 1996, and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

Reclassification
Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.



Note B         Inventories

Inventories at March 31 consisted of:

(in thousands)                                                1996        1995

  Raw materials                                            $10,191       $9,294

  Work in process                                            9,040        5,264

  Finished goods                                            15,927       15,436


                                                           $35,158      $29,994




Note C   Property and Equipment



Property and equipment at March 31, consisted of:

                                                           1996          1995

Land                                                       $231          $231
Buildings                                                 3,798         3,798
Leasehold Improvements                                    9,084         8,706
Furniture, fixtures and equipment                        32,326        29,060
Construction in progres                                   5,741         1,701

                                                         51,180        43,496
Less accumulated depreciation
   and amortization                                     (21,863)      (17,958)

                                                        $29,317       $25,538


Note D   Accrued Liabilities



Accounts payable and accrued liabilities at March 31, consisted of:

(in thousands)
                                                           1996          1995


Trade payables                                            $5,003        $2,996

Accrued compensation                                       6,153         5,620

Interest payable                                               3         1,145

Sales returns                                              6,705         4,765

Product liability                                          2,800         2,000

Accrued royalties                                          1,360         1,210

Other                                                      3,265         2,358


                                                         $25,289       $20,094



Note E   Long-Term Debt



Long-term debt at March 31 consisted of:

(in thousands)
                                                           1996          1995


Convertible Subordinated debentures, at 6.75%
    converted in 1996                                      $--        $24,182

Term bank loan, at 7.8%, due in monthly
    installments through September 1996                    366          1,058

City of Minneapolis, Minnesota Industrial
    Development Revenue Bonds, at 7.5% payable
     through 1998                                          107            146


                                                           473         25,386

Less current portion
                                                           415            731

                                                           $58        $24,655



During fiscal 1996, the Company called for the redemption of the Convertible Subordinated Debentures, with a redemption date of June 30, 1995. At the option of the debenture holder, the debentures were convertible into shares of Common Stock at a price of $8.25. Any debentures not converted into Common Stock by the redemption date would be purchased by the Company at 100 percent of their principal amount, plus accrued interest. All but $48,000 of the $24,182,000 balance of convertible subordinated debentures at March 31, 1995 were converted into Common Stock. A total of 1,463,000 shares were issued to debenture holders.

Interest accrued on the debentures but not paid as a result of the conversion, approximately $1,400,000, was credited, net of applicable tax effects, directly to shareholders equity.

The aggregate maturities of outstanding long-term debt during the next five fiscal years are as follows:

1997-$415,000; 1998-$50,000; 1999-$8,333; and none thereafter.

At March 31, 1996, the Company had a line of credit agreement for up to $15 million. Borrowings under the Credit Agreement will accrue interest at the prevailing prime rate. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. A commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At March 31, 1996, the Company had no amounts outstanding under its line of credit.

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



Note F         Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan, a non-qualified 1987 Plan, and a qualified 1982 Plan. Options granted under all plans are exercisable in four equal cumulative installments beginning one year from the date of grant. Options issued under the 1991 and 1987 Plans expire in ten years, while options under the 1982 Plan expire in five years. Options issued under the plans are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 1996, 1995 and 1994 was as follows:

                               Options Outstanding

                                            Shares

                                      Total     Exercisable        Price per Share
Balance April 1, 1993              2,106,096      1,053,600    $ 4.00    to    $ 10.07

Granted                              356,800            --       5.57    to       6.88
Exercisable                               --       446,410       5.25    to      10.07
Exercised                            (28,500)      (28,500)      4.00    to       7.57
Cancelled or terminated              (53,750)      (25,750)      5.25    to       8.25
Balance March 31, 1994             2,380,646      1,445,760    $ 4.00    to    $ 10.07

Granted                              620,000             --      6.75    to      11.94
Exercisable                               --        395,286      5.25    to      10.07
Exercised                           (414,750)      (414,750)     4.00    to      10.07
Cancelled or terminated             (136,750)       (21,050)     5.25    to       8.25
Balance March 31, 1995              2,449,146     1,405,246    $ 4.00    to    $ 11.94

Granted                               503,100            --     11.50    to      27.50
Exercisable                                --       367,050      5.25    to      11.94
Exercised                            (287,216)     (287,216)     4.00    to       8.31
Cancelled or terminated              (115,800)           --      5.25    to      11.94

Balance March 31, 1996              2,549,230     1,485,080    $ 4.00    to    $ 27.50

At March 31, 1996 there were 200,400 shares available for grant under the 1991 Plan. There are no additional shares available for grant under either the 1987 or 1982 Plans.

During fiscal 1989, the Company granted an officer a non-qualified stock option to purchase 100,000 shares of Common Stock, at $5.375 per share. During fiscal 1996, the officer exercised 73,334 shares of this option. At March 31, 1996, there were options for 26,666 shares of Stock outstanding and exercisable under this option. This option expires in September 1998.

Note G         Income Taxes


                              Year Ended March 31,

(in thousands)                                1996             1995           1994


Current:
  Federal                                  $11,536           $6,644         $5,392

  State                                        930              546            743

  Foreign                                      330              531             --

                                            12,796            7,721          6,135


Deferred:
  Federal                                     (466)             676           (302)

  State                                         (9)              51              6

                                              (475)             727           (296)


                                           $12,321           $8,448         $5,839



The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

                              Year Ended March 31,

                                             1996            1995          1994

Federal statutory rate                      35.0%           35.0%          35.0%

Increase (decrease) resulting from:
  State tax, net of federal tax benefit      1.7             1.9            3.1

  Non-taxable interest and dividends        (0.3)           (0.2)          (0.3)

  Research and development credit           (0.4)           (1.8)          (2.2)

  Foreign Sales Corporation                 (1.2)           (1.3)          (1.7)

  Foreign operations                        (1.7)            0.2            3.1

  Non-deductible goodwill                    0.5             0.8            1.1

  Other                                      0.5             0.3           (3.4)


                                            34.1%           34.9%          34.7%

Significant components of the Company's deferred tax liabilities and assets are as follows:

                              Year Ended March 31,

  (in thousands)                                 1996           1995             1994


Deferred tax liabilities:
   Tax over book depreciation                  $1,355         $1,279           $1,288

   Other                                           --             --               52

                                                1,355          1,279            1,340

Deferred tax assets:
   Book reserves not deductible for tax         4,300          3,536            3,543

   Uniform capitalization                         744            676              571

   Litigation settlement obligation             2,423          4,166            5,871

   Profit on sales to foreign subsidiaries      2,681          1,219              400


                                               10,148          9,597           10,385


                                               $8,793         $8,318           $9,045



Note H   Supplemental Information

Supplemental schedule of cash flow information:                                    Year Ended March 31,

(in thousands)                                                                 1996          1995            1994


   Interest paid                                                             $  1,229     $   2,760     $   2,225
   Income taxes paid                                                         $ 12,646     $   6,937     $   7,013

Supplemental schedule on non-cash flow investing
   and financing activities:
   Common shares issued to acquire equipment and intangibles                      --      $   1,000            --

   Common shares issued upon conversion of subordinated
        convertible debentures                                               $ 24,134            --            --


Note I         Commitments

The Company leases certain facilities under operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $2,489,576, $2,147,000 and $2,736,000 for fiscal 1996, 1995 and 1994, respectively.

Future minimum lease payments under lease arrangements at March 31, 1996 are as follows:

                                                             (in thousands)

                                                 1997              $  2,394
                                                 1998                 2,086
                                                 1999                 1,840
                                                 2000                 1,728
                                                 2001                 1,628
                                           thereafter                 9,099

                                                Total              $ 18,775


Note J         Related Party Transactions

In April 1991, the Company entered into an agreement with Rochester Medical Corporation (Rochester). Under the terms of the agreement, the Company received an exclusive license to market and distribute certain external catheter products developed by Rochester, in exchange for a payment of $500,000. The Company purchased $525,000, $0, and $1,645,000 of product from Rochester in 1996, 1995 and 1994 respectively.

Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

Note K         Litigation

       A. Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions and deductibles which the Company believes to be appropriate. The Company does maintain a reserve ($2,800,000 and $2,000,000 at March 31, 1996 and 1995, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated product liability claims.

               The Company became involved in a substantial amount of product liability litigation related to silicone gel filled breast implants in fiscal 1992 and 1993. These cases alleged design and marketing defects, failure to warn, breach of implied and express warranties, emotional distress and gross negligence in connection with silicone gel filled breast implants manufactured by the Company. The complaints sought unspecified damages for medical expenses, loss of earnings, prejudgment interest and punitive damages.

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

               Under the terms of the agreement, the Company made payments of $2.0 million in May 1993, $8.7 million in November 1993, $4.5 million in September 1994 and $5.3 million in September 1995. The second payment was funded out of insurance reimbursements. A final payment of $5.3 million is due in September 1996. These payments were expensed by the Company in fiscal 1993.

       B. In 1989, the Company acquired from the Ares-Serono Group a dermal filler implant product line, related assets and technology. The dermal filler product is a physiologically compatible material which is injected into the skin for correcting scars and other skin defects. The technology acquired included, among other things, a license agreement to certain patents and patent applications developed by Sheldon Gottlieb, M.D. In addition to the dermal filler product, the license agreement also included a patent for a purported wound healing product.

               Dr. Gottlieb alleges that Mentor, along with Serono Laboratories, Inc. (a subsidiary of Ares-Serono Group), did not use its best efforts to market the dermal filler product nor the purported wound healing product, in violation of the license agreement. The case is in arbitration before the American Arbitration Association in Boston, Massachusetts, Sheldon Gottlieb, M.D. v. Serono Laboratories, Inc. and Mentor H/S, Inc., AAA Case No. 11-133-0067-95.
Dr. Gottlieb is seeking damages of approximately $16 million.

               Management believes that this matter is without merit. However, arbitration awards and settlements in matters of this type are difficult to predict, and the ultimate outcome cannot be ascertained at this time.

       C. In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

Note L         Quarterly Financial Data  (Unaudited)

The following is a summary of unaudited quarterly results of operations:

(In thousands, except per share data)                                Quarter

Year Ended March 31, 1996                    First              Second         Third             Fourth


Net sales                                   $43,729            $42,328        $45,004            $46,755

Gross profit                                 28,983             27,621         29,767             31,179

Net income                                    5,484              5,556          6,143              6,636

Net income per share:
  Primary                                     $.23               $.21            $.23               $.25

  Fully diluted                               $.22               $.21            $.23               $.25


Year Ended March 31, 1995
Net sales                                  $34,729            $32,687         $38,127            $40,851

Gross profit                                22,390             21,425          24,720             25,063

Net income                                   3,690              3,400           4,197              4,486

Net income per share:
  Primary                                     $.17               $.16            $.19               $.20

  Fully diluted                               $.16               $.15            $.18               $.18



                                        MENTOR CORPORATION AND SUBSIDIARIES

                                                   SCHEDULE II
                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                 (In thousands)

 COL. A                              COL. B                 COL. C               COL. D             COL. E

                                                          Additions

                                     Balance at    Charged to    Charged to                         Balance
                                     Beginning      Costs and       Other                          at End of
                                     of Period      Expenses      Accounts     Deductions           Period


Year Ended March 31, 1996 Deducted from
asset accounts:
     Allowance for doubtful accounts    $1,363       $1,242        $   --           $320     (1)    $2,285



Liability Reserves:
   Product liability                    $2,000       $1,527        $   --           $727     (2)    $2,800

   Accrued sales returns and
   allowances                          $ 4,765        1,963        $   --             23     (3)     6,705


                                        $6,765       $3,490        $   --           $750            $9,505


Year Ended March 31, 1995 Deducted
from asset accounts:
     Allowance for doubtful accounts      $993         $674        $  282           $586     (1)    $1,363



Liability Reserves:
   Product liability                    $1,200       $1,242        $   --           $442     (2)    $2,000

   Accrued sales returns and
   allowances                            3,625        1,145        $   --              5     (3)    $4,765


                                        $4,825        2,387        $   --           $447            $6,765



Year Ended March 31, 1994 Deducted
from asset accounts:
     Allowance for doubtful accounts      $904         $315        $   --           $226     (1)      $993



Liability Reserves:
   Product liability                    $1,000         $672        $   --           $472     (2)    $1,200

   Accrued sales returns and allowances  3,033          625        $   --             33     (3)     3,625


                                        $4,033       $1,297        $   --           $505            $4,825



(1) Uncollected accounts written off, net of recoveries.
(2)  Product liability claims paid.
(3)  Sales rebates.