Form 10-Q
period 1996-06-30
MENTOR CORP /MN/
filed 1996-08-14
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                 Washington D.C.

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996               Commission File Number  0-7955



                               Mentor Corporation

             (Exact name of registrant as specified in its charter)


         Minnesota                                     41-0950791
  (State of Incorporation)              (I.R.S. Employer Identification Number)


   5425 Hollister Avenue, Santa Barbara, California        93111
       (Address of Principal Executive Offices)         (Zip Code)


Registrant's Telephone Number:      (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   |X|                          No   |_|

The number of shares outstanding for each of the Issuer's classes of common stock as of August 12, 1996 was:

                  Common stock, $.10 par value 24,861,592 shares

                               Mentor Corporation

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Financial
                  Position -- June 30, 1996 and March 31,1996............ 3-4
                  Consolidated Statements of Income -- Three Months
                  Ended June 30, 1996 and 1995...........................   5
                  Condensed Consolidated Statements of Cash Flows --
                  Three Months Ended June 30, 1996 and 1995..............   6
                  Notes to Condensed Consolidated Financial Statements--
                  June 30, 1996.......................................... 7-8

         Item 2.  Management's Discussion and Analysis of Results of
                           Operations and Financial Condition............ 9-11



Part II. Other Information

         Item 1.  Legal Proceedings................................... 12
         Item 2.  Changes in Securities............................... 12
         Item 3.  Defaults upon Senior Securities..................... 12
         Item 4.  Submission of Matters to a Vote of Security Holders  12
         Item 5.  Other Information................................... 12
         Item 6.  Exhibits and Reports on Form 8-K.................... 12

List of Exhibits

         11.      Statement Regarding Computation of Per Share Earnings


                               Mentor Corporation
             Condensed Consolidated Statements of Financial Position
                        June 30, 1996 and March 31, 1996
                                   (Unaudited)


                                                June 30,        March 31,
(dollars in thousands)                            1996            1996


ASSETS
Current assets:
Cash and marketable securities                     $20,352          $18,541
Accounts receivable, net                            36,387           34,855
Inventories                                         36,051           35,158
Deferred income taxes                               10,148           10,148
Other                                                2,455            3,143

Total current assets                               105,393          101,845


Property, plant and equipment,
net of accumulated depreciation                     31,441           29,317

Other assets:
Deferred income taxes                                   --               --

Patents, licenses, trademarks and bond issue costs
net of accumulated amortization                      4,404            4,689
Goodwill, net of accumulated amortization
                                                    13,205           13,109
Other assets                                           631              658

                                                    18,240           18,456



Total assets                                      $155,074         $149,618



See Notes to Condensed Consolidated Financial Statements


                               Mentor Corporation
             Condensed Consolidated Statements of Financial Position
                        June 30, 1996 and March 31, 1996
                                   (Unaudited)


                                                            June 30,           March 31,
(dollars in thousands)                                        1996               1996



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             $5,257              $5,003

Accrued compensation                                          4,509               6,153


Income taxes payable                                          3,707                 428


Interest payable                                                 --                   3


Dividends payable                                               629                 628


Sales returns                                                 6,574               6,705


Litigation settlement obligation                              5,139               4,950


Other accrued liabilities                                     6,544               7,425


Short-term borrowings and current portion

of long-term debt                                               235                 415


          Total current liabilities                          32,594              31,710


Long-term deferred taxes                                      1,370               1,355
Long-term debt                                                   43                  58

Shareholders' equity:
Common shares, $.10 par value:
Authorized-- 20,000,000 shares Issued and outstanding:
24,838,892 shares at June 30, 1996
24,860,642 shares at March 31, 1996                           2,484               2,486
Capital in excess of par                                     36,557              37,840
Cumulative translation adjustment                            (1,056)               (445)

      Retained earnings                                      83,082              76,614

             Shareholders' equity                           121,067             116,495


Total liabilities and shareholders' equity                 $155,074            $149,618



See Notes to Condensed Consolidated Financial Statements


                               Mentor Corporation
                        Consolidated Statements of Income
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)



(in thousands, except per share data)                                  1996                  1995


Net sales                                                            $50,388               $43,729
Costs and expenses:

Cost of sales                                                         16,653                14,746
Selling, general and administrative                                   18,838                16,711
Research and development                                               4,052                 3,420


                                                                      39,543                34,877


Operating income                                                      10,845                 8,852
Interest expense                                                        (212)                 (465)
Interest income                                                          210                    72
Other expense                                                            (53)                  (45)

Income before income taxes                                            10,790                 8,414


Income taxes                                                           3,701                 2,930


Net income                                                            $7,089                $5,484


Earnings per share:


  Primary                                                               $.27                  $.23


  Supplemental / Fully diluted                                          $.27                  $.22




See notes to consolidated financial statements


                               Mentor Corporation
                 Condensed Consolidated Statements of Cash Flows
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)



(in thousands)                                               1996                     1995

Cash flows from operating activities                        $7,839                   $8,556


Cash flows from investing activities:

 Sale of equipment, intangibles
 and other assets                                                2                     147
 Purchase of property, equipment,
 and intangibles                                            (3,911)                 (2,093)
 Reduction of notes receivable                                 (17)                     24

                                                            (3,926)                 (1,922)

Cash flows from financing activities:

        Exercise of stock options                              401                     282
        Dividends paid                                        (622)                   (542)
        Reduction of long-term debt                           (195)                   (177)
        Net repayment under line
              of credit agreement                               --                      --
        Repurchase of common stock                          (1,686)                     --

                                                            (2,102)                   (437)


Increase (decrease) in cash, cash equivalents,
and marketable securities                                    1,811                   6,197

Cash at beginning of period                                 18,541                  11,379

Cash at end of period                                      $20,352                 $17,576




See notes to consolidated financial statements



                               Mentor Corporation

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996


Note A

Inventories at June 30, 1996 and March 31, 1996, consisted of:


                                                           June 30                   March 31

                                                                     (In thousands)

Raw materials                                              $8,935                     $10,191
Work in process                                            10,155                       9,040
Finished goods                                             16,961                      15,927

                                                          $36,051                     $35,158



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

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1996.

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

                       Fiscal 1997                      Fiscal 1996

First Quarter       June 30, 1996                      July 1, 1995
Second Quarter      September 29, 1996                 September 30, 1995
Third Quarter       December 29, 1996                  December 30, 1995

                               Mentor Corporation
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward looking statements.


RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 1996 increased 15% to $50.4 million, compared to $43.7 million the prior year. Growth was particularly strong in sales of plastic surgery and surgical urology products, continuing trends of the past several quarters.

                                                         Sales by Principal Product Line
                                                             For the Three Months Ended
                                                                    June 30,

                                                                                         Percent
                                                      1996                1995            Change


Plastic surgery products                            $27,187            $23,112            17.6%
Urology products                                     14,261             11,598            23.0%
Ophthalmology products                                8,940              9,019            (1.0)%

                                                    $50,388            $43,729            15.2%


Cost of Sales

Cost of sales was 33.0% for the three months ended June 30, 1996, compared to 33.7% for the same period last year. The improvement was aided by a greater proportion of higher margin product in the sales mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased to 37.3% of sales in the quarter compared to 38.2% in the previous year. The Company is seeing productivity improvements in several of its administrative areas.


Research and Development

Research and development expenses were 8.0% of sales for the first quarter, compared to 7.8% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence and the Memory Lens, a foldable intraocular.

The Company expects to pursue a number of additional clinical studies in the coming year, for products such as ultrasonic assisted liposuction and an alternate filler breast implant. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1997 than it did in fiscal 1996.

Interest and Other Income and Expense

Interest expense decreased $253 thousand in the quarter over the prior year. During the first quarter of fiscal 1996, the Company's Convertible Subordinated Debentures were converted into Common Stock. The reduction in interest expense reflects the result of this conversion.

Interest income increased from $72 thousand last year to $210 thousand this year, resulting from higher cash balances.

Included in interest expense last year was $175 thousand for the quarter ($700 thousand for the fiscal year) in imputed interest on the Litigation Settlement Obligation. In fiscal 1997, this amount was $189 thousand for the quarter ($379 thousand for fiscal 1997). The imputed interest will cease following the final payment on the Obligation in September 1996.

Income Taxes

The effective rate of corporate income taxes was 34.3% for the quarter, compared to 34.8% in the same period a year ago.

Net Income

Net earnings per primary share increased to $.27 for the three months ended June 30, 1996, compared to $.23 last year, due to the increased sales and lower operating expenses ratios.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's working capital was $73 million compared to $70 million at March 31, 1996. The Company's working capital needs were provided from operations.

The Company generated $7.8 million of cash from operations during the three months ended June 30, 1996, compared to $8.6 million the previous year. Increased net income was offset by reductions in current liabilities.

The Company anticipates investing approximately $10 million in facilities and capital equipment in fiscal 1997. The majority of the expenditures will be to increase capacity at the Company's manufacturing facilities in Texas and Minneapolis.

During  fiscal  1994,  the  Company  finalized  its  agreement  with the Federal
Multi-District Plaintiffs Steering committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company is required to make one more payment of $5.3 million in September 1996. This will complete the Company's monetary obligations under the Agreement.

At the Annual Meeting of Shareholders, held September, 1994, the Company announced the resumption of a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

In the first quarter of fiscal 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first quarter of fiscal 1997, the Company repurchased 75,000 shares for consideration of $1.7 million.

The Company's principal source of liquidity at June 30, 1996 consisted of $20 million in cash and marketable securities plus $15 million available under its line of credit.

PART II


Item 1.  Legal Proceedings

         In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1996, there have been no material changes.

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