Form 10-Q
period 1996-09-30
MENTOR CORP /MN/
filed 1996-11-05
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                                    Washington D.C.

                                      FORM 10-Q


                       Quarterly Report Under Section 13 or 15(d)
                         Of the Securities Exchange Act of 1934


For Quarter Ended September 30. 1996           Commission File Number  0-7955


                            Mentor Corporation

          (Exact name of registrant as specified in its charter)


         Minnesota                                    41-0950791
  (State of Incorporation)               I.R.S. Employer Identification Number)


   5425 Hollister Avenue, Santa Barbara, California      93111
       (Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number:      (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   |X|                          No   |_|

The number of shares outstanding for each of the Issuer's classes of common stock as of October 31, 1996 was:

                  Common stock, $.10 par value 24,896,580 shares

                             Mentor Corporation

                                   INDEX


Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Statements of Financial
                           Position -- September 30, 1996 and March 31,1996 3-4
                  Consolidated Statements of Income -- Three Months
                           Ended September 30, 1996 and 1995                5
                  Consolidated Statements of Income -- Six Months
                           Ended September 30, 1996 and 1995                6
                  Condensed Consolidated Statements of Cash Flows --
                           Six Months Ended September 30, 1996 and 1995     7
                  Notes to Condensed Consolidated Financial Statements--
                           September 30, 1996                               8-9

         Item 2.  Management's Discussion and Analysis of Results of
                           Operations and Financial Condition              10-12



Part II. Other Information

         Item 1.  Legal Proceedings........................................13
         Item 2.  Changes in Securities....................................13
         Item 3.  Defaults upon Senior Securities..........................13
         Item 4.  Submission of Matters to a Vote of Security Holders .....13

         Item 5.  Other Information........................................13
         Item 6.  Exhibits and Reports on Form 8-K.........................13

List of Exhibits

         11.      Statement Regarding Computation of Per Share Earnings

                              Mentor Corporation
              Condensed Consolidated Statements of Financial Position
                     September 30, 1996 and March 31, 1996
                                  (Unaudited)


                                               September 30,       March 31,
(dollars in thousands)                            1996               1996

ASSETS
Current assets:
Cash and marketable securities                    $ 14,199         $ 18,541
Accounts receivable, net                            38,819           34,855
Inventories                                         37,096           35,158
Deferred income taxes                               10,148           10,148
Other                                                3,919            3,143

Total current assets                               104,181          101,845

Property, plant and equipment,
net of accumulated depreciation                     31,741           29,317
Other assets:
Deferred income taxes                                 --               --
Patents, licenses, trademarks and bond issue costs
net of accumulated amortization                      4,706            4,689
Goodwill, net of accumulated amortization           13,097           13,109
Other assets                                           560              658
                                                    18,363           18,456
Total assets                                      $154,285         $149,618

See Notes to Condensed Consolidated Financial Statements


                          Mentor Corporation
             Condensed Consolidated Statements of Financial Position
                September 30, 1996 and March 31, 1996
                               (Unaudited)


                                                September 30,      March 31,
(dollars in thousands)                              1996             1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $  5,061          $  5,003
Accrued compensation                               5,894             6,153
Income taxes payable                                 705               428
Interest payable                                     ---                 3
Dividends payable                                    629               628
Sales returns                                      6,580             6,705
Litigation settlement obligation                     115             4,950
Other accrued liabilities                          6,221             7,425
Short-term borrowings and current portion
of long-term debt                                     51               415

Total current liabilities                         25,256            31,710

Long-term deferred taxes                           1,400             1,355
Long-term debt                                        30                58

Shareholders' equity:
Common shares, $.10 par value:
Authorized-- 20,000,000 shares
Issued and outstanding:
24,896,580 shares at September 30, 1996
24,860,642 shares at March 31, 1996                2,490            2,486
Capital in excess of par                          36,647           37,840
Cumulative translation adjustment                   (282)            (445)
Retained earnings                                 88,744           76,614
Shareholders' equity                             127,599          116,495

Total liabilities and shareholders' equity      $154,285         $149,618

See Notes to Condensed Consolidated Financial Statements


                                    Mentor Corporation
                           Consolidated Statements of Income
                   Three Months Ended September 30, 1996 and 1995
                                     (Unaudited)

(in thousands, except per share data)               1996            1995


Net Sales                                        $ 48,156        $ 42,328
Costs and expenses:
Cost of sales                                      16,066          14,707
Selling, general and administrative                18,458          15,782
Research and development                            4,012           3,078
                                                   38,536          33,567
Operating income                                    9,620           8,761
Interest expense                                     (249)           (213)
Interest income                                       261              87
Other expense                                         (64)           (114)

Income before income taxes                          9,568           8,521

Income taxes                                        3,282           2,965

Net income                                          6,286           5,556

Earnings per share:
Primary                                               .24             .21

See notes to consolidated financial statements

                              Mentor Corporation
                      Consolidated Statements of Income
                Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)



(in thousands, except per share data)            1996             1995


Net sales                                      $98,544            $86,057
Costs and expenses:
Cost of sales                                   32,719             29,453
Selling, general and administrative             37,296             32,493
Research and development                         8,064              6,497
                                                78,079             68,443

Operating income                                20,465             17,614
Interest expense                                  (461)              (700)
Interest income                                    471                187
Other expense                                     (117)              (166)

Income before income taxes                      20,358             16,935

Income taxes                                     6,983              5,895

Net income                                     $13,375            $11,040

Earnings per share:
Primary                                        $   .51            $   .44
Supplemental/Fully diluted                         .51                .42

See notes to consolidated financial statements

                                Mentor Corporation
                Condensed Consolidated Statements of Cash Flows
                  Six Months Ended September 30, 1996 and 1995
                                 (Unaudited)



(in thousands)                                   1996                 1995

Cash flows from operating activities           % 5,450               $7,651

Cash flows from investing activities:
Sale of equipment, intangibles
and other assets                                     2                  150
Purchase of property, equipment,
and intangibles                                 (7,008)              (4,555)
Reduction of notes receivable                       40                   77
                                                (6,966)              (4,328)

Cash flows from financing activities:
Exercise of stock options                          967                1,271
Dividends paid                                  (1,244)              (1,161)
Reduction of long-term debt                       (392)                (483)
Expiration of Puts                                 104                   --
Net repayment under line of credit agreement        --                   --
Repurchase of common stock                      (2,261)              (2,398)
                                                (2,826)              (2,771)

Increase (decrease) in cash, cash equivalents,
and marketable securities                       (4,342)                 552

Cash at beginning of period                     18,541               11,379

Cash at end of period                          $14,199              $11,931

See notes to consolidated financial statements


                              Mentor Corporation
          Notes to Condensed Consolidated Financial Statements
                            September 30, 1996

Note A

Inventories at September 30, 1996 and March 31, 1996, consisted of:

                           September 30                 March 31
                                        (In thousands)
Raw materials               $ 8,952                     $ 10,191
Work in process              10,026                        9,040
Finished goods               18,118                       15,927
                            $37,096                       35,158


Note B

Primary earnings per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The calculation of supplemental and fully diluted earnings per share assumes the Convertible Subordinated Debentures are converted into Common Stock at the beginning of the period and interest expense related to the debentures, net of tax, is added to net income. These Debentures were converted into Common Stock at June 30, 1995.

Effective September 27, 1995, the Company issued 12,356,856 shares of Common Stock in connection with a two-for-one stock split. All references in the financial statements with regard to number of shares of Common Stock and related dividend and per share amounts have been restated to reflect the stock split.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1996.

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


RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 1996 increased 14% to $48.2 million, compared to $42.3 million the prior year. Growth was particularly strong in sales of plastic surgery and surgical urology products, continuing trends of the past several quarters.


                           Sales by Principal Product Line

                        For the Three Months Ended    For the Six Months Ended
                               September 30,                September 30,

                                           Percent                     Percent
                           1996    1995    Change      1996     1995   Change

Plastic surgery products  $25,484  $20,651  23.4%      $52,837  $43,764  20.7%
Urology products           14,526   13,063  11.2%       28,711   24,662  16.4%
Ophthalmology products      8,146    8,614  (5.4)%      16,998   17,631  (3.6)%
                          $48,156  $42,328  13.8%      $98,546  $86,057  14.5%

Cost of Sales

Cost of sales was 33.4% for the three months ended September 30, 1996, compared to 34.7% for the same period last year. The improvement was aided by a greater proportion of higher margin product in the sales mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 38.3% of sales in the quarter compared to 37.3% in the previous year. The Company incurred additional administrative and legal expenses in the quarter to settle certain outstanding litigation. See Item 1 - Legal Proceedings.

Research and Development

Research and development expenses were 8.3% of sales for the quarter, compared to 7.3% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence and the Memory Lens, a foldable IOL. The premarket approval application for the Memory Lens was submitted for filing with the FDA during the quarter.

The Company expects to pursue a number of additional clinical studies in the coming year, for products such as ultrasonic assisted liposuction and an alternate filler breast implant. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1997 than it did in fiscal 1996.

Interest and Other Income and Expense

Interest expense increased $36 thousand in the quarter over the prior year. Included in interest expense last year was $175 thousand for the quarter ($700 thousand for the fiscal year) in imputed interest on the Litigation Settlement Obligation. In fiscal 1997, this amount was $189 thousand for the quarter ($379 thousand for fiscal 1997). This imputed interest will now cease as the final payment on the Obligation was made in September 1996.

Interest income increased from $87 thousand last year to $261 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34.3% for the quarter, compared to 34.8% in the same period a year ago.

Net Income

Net earnings per primary share increased to $.24 for the three months ended September 30, 1996, compared to $.21 last year, due to the increased sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's working capital was $79 million compared to $70 million at March 31, 1996. The Company's working capital needs were provided from operations.

The Company generated $5 million of cash from operations during the six months ended September 30, 1996, compared to $8 million the previous year. Increased Net Income was offset by reductions in current liabilities due to the final payment on litigation settlement obligation. See discussion below.

The Company anticipates investing approximately $10 million in facilities and capital equipment in fiscal 1997. The majority of the expenditures will be to increase capacity at the Company's manufacturing facilities in Texas and Minneapolis.

During  fiscal  1994,  the  Company  finalized  its  agreement  with the Federal
Multi-District Plaintiffs Steering committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the agreement, the Company made one more payment of $5.3 million in September 1996. This completed the Company's monetary obligations under the Agreement.

At the Annual Meeting of Shareholders, held September, 1994, the Company announced the resumption of a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

In the first quarter of fiscal 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first half of fiscal 1997, the Company repurchased 95,000 shares for consideration of $2.3 million.

The Company's principal source of liquidity at September 30, 1996 consisted of $14 million in cash and marketable securities plus $15 million available under its line of credit.

PART II


Item 1.  Legal Proceedings

         In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1996, the following has occurred:

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

         Dr. Gottlieb had alleged that Mentor, along with Serono Laboratories, Inc.(a subsidiary of Ares-Serono Group), did not use its best efforts to market the dermal filler product nor the purported wound healing product, in violation of the license agreement. During the second quarter of fiscal 1997, the case was settled under terms which did not materially affect the financial statements.

Item 2.  Changes in Securities

         No changes have been made in any registered securities.

Item 3.  Defaults Upon Senior Securities

         No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

         a.       Annual Meeting of Shareholders, September 12, 1996

         b.       Approval of Amendments to 1991 Stock Option Plan.
                       Yes votes:   9,430,617             No votes: 8,351,554

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11        Statement regarding computation of Per Share Earnings