Form 10-Q
period 1996-12-31
MENTOR CORP /MN/
filed 1997-02-14
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.
                                FORM 10-Q
               Quarterly Report Under Section 13 or 15(d)
                 Of the Securities Exchange Act of 1934

For Quarter Ended December 31. 1996     Commission File Number  0-7955
                          Mentor Corporation
        (Exact name of registrant as specified in its charter)


         Minnesota                           41-0950791
(State of Incorporation)        (I.R.S. Employer Identification Number)


5425 Hollister Avenue, Santa Barbara, California            93111
   (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number:     (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                   X  Yes

The number of shares outstanding for each of the Issuer's classes of common stock as of February 7, 1997 was:

          Common stock, $.10 par value 24,890,598 shares

                          Mentor Corporation

                                 INDEX


Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- December 31, 1996 and March 31,1996     3-4
          Consolidated Statements of Income -- Three Months
               Ended December 31, 1996 and 1995                      5
          Consolidated Statements of Income -- Nine Months
               Ended December 31, 1996 and 1995                      6
          Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended December 31, 1996 and 1995          7
          Notes to Condensed Consolidated Financial Statements--
               December 31, 1996                                    8-9

     Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition                 10-12

Part II. Other Information
     Item 1.  Legal Proceedings                                      13
     Item 2.  Changes in Securities                                  13
     Item 3.  Defaults upon Senior Securities                        13
     Item 4.  Submission of Matters to a Vote of Security Holders    13
     Item 5.  Other Information                                      13
     Item 6.  Exhibits and Reports on Form 8-K                       13

List of Exhibits

     11.  Statement Regarding Computation of Per Share Earnings

                                 Mentor Corporation
                   Condensed Consolidated Statements of Financial
                    Position December 31, 1996 and March 31, 1996
                                    (Unaudited)



                                         December 31,        March 31,
(dollars in thousands)                       1996              1996
ASSETS
Current assets:
Cash and marketable securities           $     20,045        $18,541
Accounts receivable, net                       38,021         34,855
Inventories                                    37,851         35,158
Deferred income taxes                          10,333         10,148
Other                                           4,980          3,143

Total current assets                          111,230        101,845

Property, plant and equipment,
net of accumulated depreciation                31,709         29,317
Other assets:
Deferred income taxes                              _               _
Patents, licenses, trademarks and bond
issue costs net of accumulated
amortization                                    4,557          4,689
Goodwill, net of accumulated
amortization                                   12,990         13,109
Other assets                                   576               658
                                               18,123         18,456
Total assets                                 $161,062       $149,618

See Notes to Condensed Consolidated Financial Statements

                          Mentor Corporation
         Condensed Consolidated Statements of Financial Position
                  December 31, 1996 and March 31, 1996
                              (Unaudited)



                                         December 31,        March 31,
(dollars in thousands)                       1996               1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                         $     4,664       $5,003
Accrued compensation                           6,590        6,153
Income taxes payable                              --          428
Interest payable                                  --            3
Dividends payable                                630          628
Sales returns                                  6,574        6,705
Litigation settlement obligation                   _        4,950
Other accrued liabilities                      6,907        7,425
Short-term borrowings and current
portion of long-term debt                         50          415

Total current liabilities                     25,415       31,710

Long-term deferred taxes                       1,402        1,355
Long-term debt                                    17           58

Shareholders' equity:
Common shares, $.10 par value:
Authorized-- 20,000,000 shares
Issued and outstanding:
24,887,300 shares at December 31, 1996
24,860,642 shares at March 31, 1996            2,489        2,486
Capital in excess of par                      36,839       37,840
Cumulative translation adjustment               (323)        (445)
Retained earnings                             95,223       76,614
Shareholders' equity                         134,228      116,495

Total liabilities and shareholders'      $   161,062     $149,618
equity

See Notes to Condensed Consolidated Financial Statements

                          Mentor Corporation
                    Consolidated Statements of Income
              Three Months Ended December 31, 1996 and 1995
                               (Unaudited)



(in thousands, except per share data)    1996             1995

Net sales                           $    50,498       $  45,004
Costs and expenses:
Cost of sales                            16,612          15,237
Selling, general and                     18,827          16,697
administrative
Research and development                  4,339           3,435
                                         39,778          35,369

Operating income                         10,720           9,635
Interest expense                            (55)           (219)
Interest income                             158             132
Other expense                               (63)           (126)
Income before income taxes               10,760           9,422
Income taxes                              3,658           3,279

Net income                          $     7,102       $   6,143


Earnings per share                  $       .27       $     .23

See notes to consolidated financial statements

                           Mentor Corporation
                    Consolidated Statements of Income
              Nine Months Ended December 31, 1996 and 1995
                               (Unaudited)



(in thousands, except per share      1996      1995
data)

Net sales                          $149,042  $131,061
Costs and expenses:
Cost of sales                      49,331     44,690
Selling, general and
administrative                     56,123     49,190
Research and development           12,403      9,933

                                   117,857   103,813

Operating income                   31,185     27,248
Interest expense                     (516)      (919)
Interest income                       629        319
Other expense                        (180)      (291)
Income before income taxes         31,118     26,357
Income taxes
                                   10,641      9,174

Net income                         $20,477   $17,183


Earnings per share                $.78       $.66

See notes to consolidated financial statements

                              Mentor Corporation
             Condensed Consolidated Statements of Cash Flows
              Nine Months Ended December 31, 1996 and 1995
                               (Unaudited)


(in thousands                       1996          1995
Cash flows from operating
activities                        $13,268       $ 7,651

Cash flows from investing
activities:
Sale of equipment, intangibles
and other assets                         3          150
Purchase of property, equipment,
and intangibles                    (8,553)       (4,555)
Reduction of notes receivable          56            77
                                   (8,494)       (4,328)
Cash flows from financing
activities:

Exercise of stock options           3,612         1,271
Dividends paid                     (1,866)       (1,161)
Reduction of long-term debt          (406)         (483)
Expiration of Puts                    105             _
Repurchase of common stock         (4,715)       (2,398)
                                   (3,270)       (2,771)
Increase (decrease) in cash, cash
equivalents,and marketable
securities                          1,504           552
Cash at beginning of period        18,541        11,379
Cash at end of period             $20,045      $ 11,931

See notes to consolidated financial statements

                          Mentor Corporation
          Notes to Condensed Consolidated Financial Statements
                            December 31, 1996


Note A

Inventories at December 31, 1996 and March 31, 1996, consisted of:

                          December 31      March 31
                                  (In thousands)

Raw materials             $      8,656   $  10,191
Work in process                  8,243       9,040
Finished goods                  20,952      15,927
                          $     37,851   $  35,158



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

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1996.

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


RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1996 increased 12% to $50.5 million, compared to $45 million the prior year. Growth was particularly strong in sales of plastic surgery products, continuing trends of the past several quarters.



                              Sales by Principal Product Line
                     For the Three Months Ended     For the Nine Months Ended
                           December 31,                   December 31,

                                            Percent                   Percent
                          1996     1995     Change   1996    1995     Change

Plastic surgery products  $25,319  $20,816  21.6%   $ 78,108 $ 64,580  20.9%
Urology products           15,508   14,672   5.7%     44,220   39,334  12.4%
Ophthalmology products      9,671    9,516   1.6%     26,714   27,147 (1.6)%
                          $50,498  $45,004  12.2%   $149,042 $131,061  13.7%

Cost of Sales

Cost of sales was 32.9% for the three months ended December 31, 1996, compared to 33.9% for the same period last year. The improvement was aided by a greater proportion of higher margin product in the sales mix.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 37.3% of sales in the quarter compared to 37.1% in the previous year.

Research and Development

Research and development expenses were 8.6% of sales for the quarter, compared to 7.6% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence and the Memory Lens, a foldable IOL. The premarket approval application for the Memory Lens was submitted for filing with the FDA during the quarter.

The Company expects to pursue a number of additional clinical studies in the coming year, for products such as ultrasonic assisted liposuction and an alternate filler breast implant. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1997 than it did in fiscal 1996.

Interest and Other Income and Expense

Interest expense decreased $164 thousand in the quarter over the prior year. Included in interest expense last year was $175 thousand for the quarter ($700 thousand for the fiscal year) in imputed interest on the Litigation Settlement Obligation. In fiscal 1997, this amount was $0 thousand for the quarter ($379 thousand for fiscal 1997). The imputed interest ceased upon the final payment on the Obligation, which was made in September 1996.

Interest income increased from $132 thousand last year to $158 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34.0% for the quarter, compared to 34.8% in the same period a year ago.

Net Income

Net earnings per primary share increased to $.27 for the three months ended December 31, 1996, compared to $.23 last year, due to the increased sales.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's working capital was $84 million compared to $70 million at March 31, 1996. The Company's working capital needs were provided from operations.

The Company generated $13.3 million of cash from operations during the nine months ended December 31, 1996, compared to $11.7 million the previous year. Increased Net Income was offset by reductions in current liabilities, primarily related to payment of income taxes.

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

In the first quarter of fiscal 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first nine months of fiscal 1997, the Company repurchased 195,000 shares for consideration of $4.7 million.

The Company's principal source of liquidity at December 31, 1996 consisted of $20 million in cash and marketable securities plus $15 million available under its line of credit.

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


MENTOR CORPORATION
(Registrant)


DATE:     February 10, 1997        BY:  /s/ANTHONY R. GETTE
          Anthony R. Gette
          President and
          Chief Operating Officer


DATE:     February 10, 1997        BY:  /s/GARY E.MISTLIN
          Gary E. Mistlin
          Chief Financial Officer

                             EXHIBIT 11
               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                 DECEMBER 31,              DECEMBER 31,
                                 1996         1995         1996         1995
PRIMARY:

Primary Earnings               $  7,102     $  6,143     $ 20,477     $17,183

Average Shares Outstanding       24,855       24,746       24,860      24,172

Net effect of dilutive stock
options - based on the
treasury stock method using
average stock market price         1,459       1,981       1,501        1,682

Total Shares for Primary
Earnings                          26,314      26,727      26,361       25,854

Primary Earnings Per Share       $  0.27     $  0.23     $   .78      $   .66

SUPPLEMENTAL AND FULLY DILUTED:

Primary Earnings                 $ 7,102     $ 6,143     $20,477      $17,183

Interest and Related Expenses
on 6 3/4% debentures eliminated        -           -          -           160

Fully diluted earnings           $ 7,102     $ 6,143     $20,477     $ 17,343

Average Shares Outstanding        24,855      24,746      24,860       24,172

Net effect of dilutive stock
options - based on the
treasury stock method using
the higher of ending and
average stock market prices        1,568       1,981       1,611        1,682

Additional shares issued in
assumed conversion of 6 3/4%
debentures at 16.50 per share          -            -         -           250

Total shares for supplemental/
fully diluted                     26,423      26,727      26,471       26,104

Fully Diluted/Supplemental       $   .27     $   .23     $   .77      $   .66
Earnings Per Share

Note: In June 1996 the Company's 6 3/4% Sub-ordinated Convertible Debenture was converted into shares of Common stock. The Supplemental calculation is presented in lieu ofthe fully diluted calculation and assumes the conversion took place at the beginning of the period. This calculation also adds interest expense for the period, net of tax, back to net income.

Note: The shares outstanding for 1995 have been adjusted to reflect a two-for-one split of the Company's Common Stock in the form of a 100 percent stock dividend effective September 27, 1995.