Form 10-K
period 1997-03-31
MENTOR CORP /MN/
filed 1997-07-01
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 31, 1997

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

            Common Shares, par value $.10  per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 27, 1997 was $690,403,000.

Number of Shares of Common Stock outstanding on June 27, 1997:
24,879,398.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1997
Annual Meeting of Shareholders are incorporated by reference in
Part III in this Report on Form 10-K.

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

          Since 1989, the Company has incorporated or acquired several companies to help diversify the Company's interests in the medical industry. In April 1990, the Company acquired all of the outstanding shares of Mentor O&O, Inc. Despite the similarity in name, Mentor O&O had not previously been affiliated with the Company. Mentor O&O develops, manufactures and markets ophthalmic surgical and diagnostic products. In October 1990, the Company purchased substantially all of the assets, plus assumption of normal liabilities, of Teknar, Inc., which supplies diagnostic ultrasound equipment for the specialties of urology and ophthalmology. Both Mentor O&O and Teknar are 100% owned by Mentor Corporation. During fiscal 1997, Mentor O&O's name was changed to Mentor Ophthalmics.

          In July 1991, the Company incorporated Mentor H/S, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing plastic surgery business. In January 1994, the Company incorporated Mentor Urology, Inc. as a wholly owned subsidiary and transferred to it all of the product lines and assets of its existing urologic business. In January 1990, Mentor Polymer Technologies Company was incorporated to develop and manufacture medically oriented materials.

          During fiscal 1991, the Company established four international sales offices to enhance and grow its market position in these countries. Mentor Medical Systems Canada, Mentor Medical Systems UK, Ltd., Mentor Deutschland, GmbH, and Mentor Medical Systems, Pty, Ltd. (Australia) are all subsidiaries of Mentor Corporation. In fiscal 1996, the Company established Mentor France S.A. and Mentor Benelux B.V.. In fiscal 1997, the Company opened two additional sales office subsidiaries: Mentor Medical Systems Iberica S.L. and Havas Medical B.V.

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

          In 1992 and 1995, respectively, Teknar sold its assets to Mentor Ophthalmology and Mentor Urology. As a result, Teknar
Corporation was dissolved in April 1996.


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


Plastic Surgery Products

          The Company produces an extensive line of implants for cosmetic and reconstructive surgery, including a line of breast implants and skin and tissue expanders.

          Mammary prostheses may be implanted to achieve breast reconstruction following total or partial removal (mastectomy) or to enhance breast size and shape in cosmetic surgery. Breast reconstruction is possible for most patients undergoing a mastectomy, either at the time of the original surgery or at a later date.

          The Company produces a broad line of mammary prostheses, including saline filled implants, silicone gel filled implants and an exclusive product, the Becker expandable implant used specifically for breast reconstruction. Mammary prostheses comprise over 90 % of total plastic surgery product sales.
Saline filled breast implants accounted for approximately 80% of mammary prostheses sold in fiscal 1997.

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

          In April 1997, the Company began marketing a line of facial implants. These products are supplied by Implantech, a private manufacturer of facial implants.

          For the past several years, the Company has been developing a new plastic surgery product for use in liposuction surgery. Liposuction, or the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction uses a metal cannula to sheer the fat. This requires the physician to exert a large amount of force to facilitate the procedure. In ultrasonic assisted liposuction, a generator sends ultrasonic waves through a probe which is inserted under the skin. The ultrasonic energy emulsifies the fat, which can then be easily aspirated away.

          In March 1997, the FDA conditionally approved the Company's Investigational Device Exemption to begin human clinical trials. The Company is currently enrolling patients. There can be no assurance as to when, if ever, final approval will be given. The Company expects to be in production of this product in the summer of 1997, and to begin international sales at that time.


Urology Products

          The Company's Urology products fall into two general categories of products, impotence and incontinence products.

          Impotence Products. The Company's impotence products include a line of penile implants for the treatment of male sexual impotence and vacuum erection devices, used as a first line non-surgical treatment for impotence.

          Penile prostheses, which accounted for over 90 % of the Company's impotence sales in fiscal 1997, are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including two versions of hydraulic inflatable devices and two versions of a malleable prosthesis.

          For the past several years, alternative treatment methods for male impotence have become increasingly popular. These include injection drug therapy and vacuum erection devices. These modes of treatment have been used extensively as a first line of treatment due to their lower cost and less invasive nature. The Company began marketing a vacuum erection device in fiscal 1991. The vacuum system works by creating a vacuum around the penis, causing blood to engorge the corpora cavernosa, simulating a natural erection. The Company expects that alternative treatment methods to permanent implants will remain an integral part of the marketplace in the future.

          Incontinence Products. The National Institute of Health estimates that, due to variety of causes, ten million men, women and children in the United States suffer from urinary incontinence or retention -- the inability to control the flow of urine. The Company markets, or has under development, a broad range of incontinence products, including disposable products which help people manage their incontinence, and surgical products which aid in curing the problem.

          In the disposable products area, the Company produces several types of catheters, including intermittent self catheters, used by women, men and children to manage retentive incontinence, and male external catheters, including both latex and hypo-allergenic silicone models. These products are used in homes, hospitals and extended care facilities.

          The Company also markets a variety of other disposable products used in the management of urinary incontinence. These include leg bags and urine collection systems, organic odor eliminators, and moisturizing skin creams and ointments.

          The Company believes that many people, if given the choice, would rather cure than manage their incontinence problem. The Company has focused considerable attention in developing products for this market. For several years the Company has been pursuing regulatory approval on a new product, named Urethrin, which is an injectable implant for the treatment of incontinence. The FDA is currently requiring the Company to submit additional clinical data before Urethrin can be approved for marketing. The Company is in the process of enrolling patients for this study. There can be no assurance as to when, if ever, final approval will be given for sales in the United States. The Company has begun limited sales of Urethrin in the international market.

          Bladder neck suspensions and the pubovaginal sling are increasingly popular surgical procedures for women suffering from stress incontinence. In both of these procedures, the bladder neck and urethra are lifted and suspended by a pair of sutures which run beneath them and are in turn attached to the pubic bone. In May 1997, the Company began marketing the Cinch bone anchor system, used to anchor the sutures. The Company is continuing to research additional products for the surgical treatment of incontinence.


Ophthalmology Products

          For the past several years, the Company has been focusing its marketing and development efforts on cataract and glaucoma surgery. Cataract surgery, which involves the removal of a calcified lens in the eye and the implantation of an intraocular lens ("IOL"), is the most common surgical procedure performed in both the United States and the world.

          The Company produces a wide range of products related to cataract surgery, including the diagnostic ultrasound, disposable products used during the surgery, phacoemulsification to remove the cataract and IOLs.

          In November 1996, the Company introduced its next generation diagnostic ultrasound, the Advent A/B. The Advent aids in the diagnosis of the cataract and other disorders of the eye, and helps determine the prescription strength of the IOL to implant. The Advent offers many features not found in combination on existing ophthalmic ultrasound equipment, including multi-frequency images of the complete eye, a 9" monitor with split screen, instant multiple diopter calculations and pan and zoom of both live and frozen images.

          Disposable ophthalmic products include coagulators to control bleeding during surgery. This is accomplished by equipment which generates radio frequency energy and a hand-held instrument which delivers it to the surgical site. In October 1996, the Company introduced its new line of Orca diamond knives and disposable blades. The Company also sells a line of lint free surgical wipes and sponges, and titanium instruments such as forceps and needle holders.

          In February 1997, the Company began marketing the Mentor SIStem phacoemulsifier, a totally redesigned and upgraded version of the Company's first phacoemulsifier. This product incorporates many advanced features, including a unique fluidics system for enhanced hydrodynamic control and a closed aspiration system for instant vacuum control. Unlike competing products, the fluidics system is external to the equipment, preventing possible contamination.

          In October 1994, the Company acquired the IOL product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare. The Company markets two types of IOLs: a fixed, hard plastic lens, and proprietary foldable lens, the MemoryLensr. The MemoryLens has been available internationally since early 1996. In the United States, the Company submitted a Premarket Approval Application to the FDA in September 1996, following completion of its clinical trials. The application is currently under review by the FDA. There can be no assurance as to when, if ever, final approval will be given for sales in the United States.

          The Company also markets tonometry products, which measures the intraocular pressure of the eye, which aids in the diagnosis of glaucoma.


          Summary of Sales by Principal Product Lines. The following table shows the net sales attributable to each of the Company's principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.


                                         Year Ended March 31,
                              1997               1996               1995
                                        (Dollars in thousands)

                       Amount     Percent    Amount  Percent   Amount   Percent
Plastic surgery
products               $106,970       53%   $89,215      50%  $ 62,964      43%
Urology products         59,824       29%    54,127      30%    53,638      37%
Ophthalmology products   36,574       18%    34,474      20%    29,792      20%
                       $203,368      100%  $177,816     100%  $146,394     100%

Marketing

          The Company employs four specialized domestic sales forces for its cosmetic surgery, urologic implants, health care and ophthalmology product lines, respectively. Each group provides product orientation and support and related service to physicians, nurses and other health care professionals. In addition, this allows the Company to maintain active and continuous communication with leading health care professionals in order to identify emerging growth markets and opportunities for improved products and product extensions.

          The Company also markets certain products, particularly its disposable incontinence products, through an extensive domestic network of independent hospital supply dealers and health care distributors, and increasingly through retail pharmacies.

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

          The Company exports most of its product lines, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's own foreign direct international sales offices. For the years ended March 31, 1997, 1996 and 1995, export sales were $29,437,000, $26,223,000 and $21,243,000, respectively. In addition, $20,526,000, $14,140,000 and $11,287,000 in sales
respectively, were from the Company's direct international offices.

          The Company's domestic sales and foreign sales are approximately equal in profitability. Other than sales through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not constituted significant risks.

          The Company has eight international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia
and Spain.   The France and Benelux offices were opened late in
fiscal 1996, while Spain was established in fiscal 1997. These offices warehouse product and sell through a direct sales force in each country. The offices currently sell primarily cosmetic and reconstructive surgery implants and urology implants. Sales are made in the local currency of the host country. The Company feels that a local presence in key countries will better help the Company to capitalize on the growing international market for medical products.

          In general, the Company maintains sufficient inventories of finished goods both domestically and internationally to support immediate shipment of products upon receipt of a customer's order. From time to time, however, a back-order situation may develop due to increased demand for a product or special circumstances, such as regulatory restrictions. See "Manufacturing".

          During the year ended March 31, 1997, no customer accounted for more than 10% of the Company's revenues.


Competition

          The Company believes it is one of the leading suppliers in the United States of penile implants and cosmetic and reconstructive surgery products and of disposable catheter products, based upon independent research studies of market share.

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

          The Company competes primarily with one other company in the domestic breast implant market, McGhan Medical
Corporation, a subsidiary of INAMED, Inc. The primary competitive factors currently are range of style and sizes, product performance and quality, proprietary design, customer service and in certain instances, price.

          By careful design and active marketing of catheters and other disposable incontinence products, the Company has been able to compete successfully against larger companies. The Company, C.R. Bard, Inc., Hollister, Inc., Sherwood Medical, Baxter Travenol, Inc., and Coloplast, Inc. are the dominant competitors in the market. As with many of the Company's other product lines, the Company competes primarily on the basis of design and performance, and by providing product orientation, support and related service to health care professionals and consumers.

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

          The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (premarket approval application ("PMAA") before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. The effect of classifying a device into Class III is to require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's plastic surgery and urology implants, along with intraocular lenses, are in Class III, while most of its disposable incontinence and other ophthalmology products are in Class I.

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

          The FDA stated it was denying the pending applications for the use of silicone gel-breast implants for augmentation but would provide for the continued availability of the implants for reconstruction purposes on the basis of a public health need. In order to obtain silicone gel filled implants for use in reconstruction, women would be enrolled in clinical studies for future follow-up. Patients would be required to sign an informed consent form and physicians will have to certify that saline implants are not a satisfactory alternative. The Company began shipments of these products under the terms of this clinical study during the first quarter of fiscal 1993.

          To comply with the Medical Device Act, the Company has incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new products and the preparation and filing of documents in the formats required by the FDA. The process of obtaining marketing clearance from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted. The Company also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect the Company's ability to commercialize additional products or additional applications for existing products.

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

          As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. These agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. These regulations depend heavily on administrative interpretation by the various agencies, and can be influenced by adverse publicity and political pressure. There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. A determination that the Company is in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief, consent decrees, product recalls or product seizures.

          In June 1995, Mentor H/S's Texas facility was reviewed by the FDA. As a result of that review, they received an FD483, list of observations. These observations dealt primarily with validation of manufacturing processes and follow-up on product complaint evaluations. Mentor H/S responded to the FD483 in August 1995. In February 1996, the FDA issued Mentor H/S a warning letter, concluding that they had not satisfactorily addressed the inadequacies noted in the FD483. To address the warning letter, the FDA required a comprehensive GMP audit by an outside expert consultant, approved by the FDA, be completed by July 12, 1996. The President of Mentor H/S was also required to certify, in a letter to the FDA, that he had reviewed the consultant's report and has initiated or completed all corrections called for in the report. For those issues which were not complete, a time frame for completion was submitted. A copy of the audit by the consultant was also to be included with the letter. Both the letter and the report were submitted prior to July 12, 1996.

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


Product Development

          At March 31, 1997, the Company employed 89 people engaged in full-time research and development. The Company is working to develop new or improved products in many of its principal product lines, including plastic surgery, ophthalmology and incontinence products.

          The Company believes its future growth will continue to depend in part upon the introduction of new products that provide superior benefits, command premium prices and have significant growth potential. The Company works closely with health care professionals to ascertain their needs and concerns and those of their patients.

          During fiscal 1997, 1996 and 1995, the Company spent a total of $17,449,000, $13,379,000 and $10,295,000 respectively, for research and development.


Patents and Licenses

          It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, ultrasonic assisted liposuction, disposable catheters and disposable coagulators.

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


Employees

          As of March 31, 1997, the Company employed 1403 people of whom 904 were in manufacturing, 250 in sales and marketing, 89 in research and development and 160 in finance and administration. None of the Company's employees are represented by a union. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.


ITEM 2.   PROPERTIES.

          The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (136,000 square feet). The Company leases additional office manufacturing and warehouse facilities in Santa Barbara, California (71,000 square feet), Mounds View, Minnesota(20,000), Irving, Texas (109,000 square feet), Norwell, Massachusetts (57,000 square feet), Cidra, Puerto Rico (25,000 square feet) and Leiden, the Netherlands (15,000 square feet). The Company's international sales offices, located in Australia, Canada, Germany, France, Belgium, United Kingdom and Spain lease office and warehouse space ranging from 1,000 to 5,500 square feet. All leases have terms ranging from one to fifteen years, renewable on terms the Company considers favorable.

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

          Under the terms of the agreement, the Company made payments of $2.0 million in May 1993, $8.7 million in November 1993, $4.5 million in September 1994, $5.3 million in September 1995, and $5.3 million in September 1996. This completed the monetary obligations under the Agreement. The November 1993 payment was funded out of insurance reimbursements.

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company , as well as the ages as of June 27, 1997, are listed below, followed by brief accounts of their business experience and certain other information.

Name                   Age  Position

Christopher J. Conway  58   Chairman of the Board, Chief
                            Executive Officer and Director
Anthony R. Gette       41   President, Chief Operating Officer,
                            Secretary and Director
Dennis E. Condon       48   President, Mentor H/S, Inc.
Karen H. Edwards       50   Vice President, Regulatory and
                            Legal Affairs and Quality Assurance
William M. Freeman     58   President, Mentor Ophthalmics, Inc.
Gary E. Mistlin        45   Vice President of Finance/Treasurer
                            and Chief Financial Officer
Bobby K. Purkait       47   Vice President of Research &
                            Development
Ramona E. Schwab       36   Vice President of Human Resources


          Mr. Conway is a founder of the Company and has served as its Chief Executive Officer and Chairman of the Board of Directors since the Company's inception in 1969.

          Mr. Gette joined the Company in December 1980 and has served in various financial and general management capacities since that time. He became Vice President, Finance in 1983, Executive Vice President in 1986 and President and Chief
Operating Officer in 1987.  He became Secretary in 1986.

          Mr. Condon joined the Company in April 1984 and has served in various sales and marketing capacities until his promotion to President of the Company's plastic and reconstructive surgery subsidiary in 1991. He became Vice
President, Sales and Marketing in 1985 and Senior Vice President,
Sales and Marketing and Managing Director of International
Operations in 1990.

          Ms. Edwards joined the Company in 1984 and served in various regulatory, legal and quality assurance capacities since that time. In 1992 she was promoted to Vice President of Regulatory and Legal Affairs and Quality Assurance. She had been Vice President of Regulatory Affairs and Quality Assurance since 1987.

          Mr. Freeman joined the Company in August, 1994.  From
1989 to 1994 he was Vice President & General Manager of Alcon
Instrumentation Technology Center, a subsidiary of Alcon/Nestle, a major ophthalmic company.

          Mr. Mistlin joined the Company in November 1987, as
Director of Finance/Treasurer, and was promoted to Vice President of Finance/Treasurer in April 1989.

          Mr. Purkait joined the Company in February 1986 and has served in various research & development capacities. He was promoted to Vice President of Research & Development in 18988

          Ms. Schwab joined the Company in March 1996. From 1992 to 1996 she was Director, Human Resources of Sorin Biomedical
Inc., a privately held cardiovascular medical device company.


                             PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

(a) The Common Stock of the Company is traded on the NASDAQ National Market under the symbol MNTR. There are approximately 14 market makers for the Company's stock. The following table shows the range of high and low closing sale prices reported on the NASDAQ National Market. Quotations represent prices between dealers, and do not reflect retail mark-ups, mark-downs or commissions. Quotations for periods before the October 1995 two for one stock split have been retroactively adjusted.


Year Ended March 31, 1997               High      Low
Quarter ended June 30, 1996             27 3/16   20 7/8
Quarter ended September 30, 1996        32        25
Quarter ended December 31, 1996         29 1/2    21 6/16
Quarter ended March 31, 1997            30        21 5/8

Year Ended March 31, 1996               High      Low
Quarter ended June 30, 1995             14        10 3/4
Quarter ended September 30, 1995        22 3/4    13 5/8
Quarter ended December 31, 1995         23        17 3/4
Quarter ended March 31, 1996            29 7/8    19 7/8



(b) As of June 27, 1997 there were 1700 holders of record of the Company's Common Stock.

(c) In fiscal 1997 and fiscal 1996, the Company declared and paid a quarterly dividend of $0.025 per share of Common
Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.


                                         Year Ended March 31,
(in thousands, except per
share data)
                             1997      1996      1995      1994      1993
Statement of Operations
Data:
Net sales                  $ 203,368 $ 177,816 $ 146,394 $ 123,586 $114,976
Gross profit                 135,907   117,550    93,598    81,131   75,165
Operating income (loss)       42,281    37,121    27,043    19,984   (2,341)
Income (loss) before
income taxes                  42,446    36,140    24,221    16,844   (4,730)
Net income (loss)          $  27,870  $ 23,819  $ 15,773  $ 11,005 $ (2,830)

Net income (loss) per
share                      $    1.06  $   0.92  $   0.70 $    0.51 $  (0.13)
Dividends per common share $    0.10  $   0.10  $  0.075        _  $   0.08
Average outstanding shares    26,349    25,856    22,374    21,610   21,308

Balance Sheet Data:
Working capital            $  88,171  $ 70,135  $ 53,745  $ 39,721 $ 35,188
Total assets                 166,645   149,618   128,760   120,750  109,947
Long-term debt, less
current portion                    8        58    24,655    25,386   24,362
Shareholders' equity       $ 138,349 $ 116,495  $ 71,114  $ 54,653 $ 43,428


SALES BY PRINCIPAL PRODUCT LINE
                                    Year Ended March 31,
(in thousands)             1997             1996             1995
                       Amount Percent   Amount Percent   Amount  Percent
Plastic Surgery
Products             $106,970     53%   $89,215      50%  $ 62,964     43%
Urology Products       59,824     29%    54,127      30%    53,638     37%
Ophthalmology
Products               36,574     18%    34,474      20%    29,792     20%

                     $203,368   100%   $177,816     100%  $146,394    100%


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                        Year Ended March 31,
                                       1997    1996     1995
Net sales                              100.0%  100.0%   100.0%
Cost of sales                           33.2    33.9     36.1
Selling, general and administrative     37.4    37.7     38.4
Research and development                 8.6     7.5      7.0

Operating income                        20.8    20.9     18.5
Interest income (expense), net            .2    (0.4)    (1.9)
Other expense                           (0.1)   (0.2)       _

Income before income taxes              20.9    20.3     16.6
Income taxes                             7.2     6.9      5.8

Net income                              13.7%   13.4%    10.8%



RESULTS OF OPERATIONS

Sales

Sales for fiscal 1997 increased from $177.8 million in 1996 to $203.4 million, an increase of 14%. Growth was particularly strong in sales of plastic surgery products, up 20% over the prior year, attributable to both unit growth in the market and market share gains. Sales of urology products increased 11%, as improved sales of disposable incontinence products accelerated growth over prior years. Ophthalmic product sales increased 6% over last year. Increased international sales of the MemoryLens foldable intraocular lens were offset by declines in domestic sales of fixed intraocular lens.

Sales for fiscal 1996 increased 21% to $177.8 million, compared to $146.4 million the prior year. Plastic surgery product sales were up 42% over the prior year, attributable to both unit growth in the market and market share gains. Sales of urology products were flat with last year. Sales of urologic implants, however, increased in the second half of the year, due to heightened public awareness in seeking treatment for impotence. Ophthalmic product sales increased 16% over the prior year, as increases in intraocular lens sales offset declining revenues from discontinued diagnostic equipment. In October 1994, the Company acquired the intraocular lens (IOL) product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare Corporation. This acquisition was included for the full year in fiscal 1996, while only for six months in fiscal 1995.

The Company's export sales to unaffiliated customers accounted for 14%, 15%, and 15% of net sales in the fiscal years ended
March 31, 1997, 1996 and 1995, respectively.

Over the three fiscal years ended March 31, 1997, sales increases have been primarily the result of increased unit sales and a shift to higher priced products. General selling price increases have not been significant in recent years.

Cost Of Sales
Cost of sales was 33.2% for fiscal 1997, compared to 33.9% for the prior year. The Company continues to work on a variety of efficiency enhancements at each of its facilities. In addition, the improvement in the cost of sales was aided by a greater proportion of higher margin products in the sales mix, as well as the discontinuance of low margin ophthalmic diagnostic products.

Cost of sales was 33.9% for fiscal 1996, compared to 36.1% for fiscal 1995. Increased operating efficiencies helped compensate for the substantially higher prices the Company began paying on many of its medical and implant grade materials. These materials are now being sourced from new vendors following the exit of certain suppliers, such as Dow Corning and DuPont, from this market. In addition, the Company's new manufacturing plant in the Netherlands, which incurred startup expenses in the prior year, was in full production in fiscal 1996.

Selling, General and Administrative
Selling, general and administrative expenses decreased to 37.4% of sales in fiscal 1997, compared to 37.7% the prior year. A small increase in sales & marketing expense, due to new product introductions, was offset by productivity increases in administrative areas.

Selling, general and administrative expenses decreased to 37.7% of sales in fiscal 1996, compared to 38.4% in the previous year.
The Company experienced productivity improvements in its sales efforts, particularly in the plastic surgery division.


Research and Development
Research and development expenses were 8.6% of sales in fiscal 1997, up from 7.5% the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its silicone gel filled breast implants, saline breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. In addition, the Company spent a significant amount of funds on its ultrasonic assisted liposuction product. Development dollars were also spent on the Advent A/B ophthalmic ultrasound and the Mentor SIStem phacoemusifier, introduced in fiscal 1997. Other major clinical studies underway include Urethrin, a product for treating urinary incontinence and the MemoryLens, a foldable IOL.

The Company expects to pursue additional clinical studies and product development in the coming year, while spending on existing projects is not expected to decline substantially. Thus the Company expects to spend more in research and development as a percent of sales in fiscal 1998 than it did in fiscal 1997.

Research and development expenses were 7.5% of sales in fiscal
1996, compared to 7.0% in fiscal 1995.

Interest and Other Income and Expense
Interest expense was $559 thousand in fiscal 1997, a decrease from $1.1 million in fiscal 1996. Due to the conversion of the Convertible Subordinated Debentures in fiscal 1996, there was no interest expense incurred in 1997, compared to $250 thousand in fiscal 1996. Included in interest expense in 1997 was $383 thousand in imputed interest on the Litigation Settlement Obligation, a decrease from $727 thousand the prior year. As the Obligation was paid in full in fiscal 1997, there will be no further expense related to this item.

Interest income increased to $812 thousand in 1997 from $440 thousand in fiscal year 1996, resulting from higher cash balances. Other income and expense includes primarily gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations.

Interest expense was $1.1 million in fiscal 1996, a decrease from $3.1 million in fiscal 1995. In the first quarter of fiscal 1996, the Company called for the redemption of its 6 3/4% Convertible Subordinated Debentures. As of June 1995, the Debentures had been either converted into Common Stock or redeemed. Included in interest expense for the year is $727 thousand in imputed interest on the Litigation Settlement Obligation, compared to $1.0 million in the prior year.

Interest income increased from $296 thousand in 1995 to $440 thousand in fiscal 1996, resulting from higher cash balances.

Income Taxes
The effective rate of corporate income taxes was 34% for fiscal
1997 and 1996, compared to 35% for fiscal 1995.

Net Income
Net income per primary share in fiscal 1997 was $1.06, compared to $0.92 in fiscal 1996. The increase was caused by higher sales combined with an increase in net interest income.

Inflation
The Company does not believe inflation has had a material impact on the Company's operations over the three year period ended
March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended March 31, 1997, liquidity needs have been satisfied principally by cash flow from operations.

At March 31, 1997, working capital was $88.2 million compared to $70.1 million the previous year. The Company generated $26.4 million of cash from operations during fiscal 1997, compared to $19.7 million the previous year. Increases in net income, deferred income taxes and a reduction in growth of accounts receivable were partially offset by a slower increase in accounts payable from the prior year.

During fiscal 1997 the Company spent $10.8 million on capital expenditures and intangibles. The majority of the funds was for improvements in manufacturing facilities, primarily Texas and Minneapolis, and equipment and data processing hardware and software. The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 1998.

During fiscal 1997, the Company had available to it $15 million under a secured line of credit. Borrowings accrue interest at the prevailing prime rate. The line of credit includes certain covenants which, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of
 .25% is paid on the unused portion of the credit line. There were no borrowings under the agreement in fiscal 1997, nor any balance outstanding at March 31, 1997.

During fiscal 1994, the Company finalized its agreement with the Federal Multi-District Litigation Plaintiffs Steering Committee, which settled all outstanding breast implant litigation and claims against the Company. The agreement established a settlement fund of $25.8 million, to be funded by the Company and its insurers. Under the terms of the Agreement, the Company made a payment of $5.3 million during fiscal 1997, completing the Company's monetary obligations under the agreement.

During fiscal 1996, the Company called for the redemption of its Convertible Subordinated Debentures, with a redemption date of June 30, 1995. All but $48 thousand of the $24.2 million balance at March 31, 1995 was converted into Common Stock at a price of $8.25. A total of 2,926,000 shares were issued to debenture holders. Interest accrued on the debentures but not paid as a result of the conversion ($1.4 million) was credited, net of the applicable tax effect, directly to shareholders' equity.

In fiscal 1996, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During fiscal 1997, the Company repurchased 295,000 shares for an aggregate consideration of $6.9 million.

The Company's principal source of liquidity at March 31, 1997 consisted of $27.8 million in cash and marketable securities plus
$15.0 million available under the existing line of credit.


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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1997 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on
Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1997.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

                                                             PAGE
(a)(1)    Consolidated Financial Statements

          Report of Independent Auditors

          Consolidated Statements of Financial Position as of March 31, 1997 and 1996

          Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996, and 1995

             Consolidated Statements of Changes in Shareholders'
          Equity for the Years Ended March 31, 1997, 1996, and
          1995

          Consolidated Statements of Cash Flows for the
          Years Ended March 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements


(a)(2)    Consolidated Financial Statement Schedules

             Schedule VII - Valuation and Qualifying Accounts and
          Reserves

               All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(a)(3)    List of exhibits:

          3(a)
          Composite Restated Articles of Incorporation of the
          Company. (1)

     3(b) Composite Restated Bylaws of the Company.(2)

          (4)
          Mentor Corporation to Bankers Trust Company, Trustee,
          Indenture, dated as of July 22, 1987; U.S. $30,000,000,
          6 3/4% Convertible Subordinated Debentures, Due 2002.
          (1)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (continued)

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

               10(a)     Mentor Corporation 1982 Incentive Stock
               Option Plan and Agreement - Registration Statement
               No. 2-94726(8)(11)

               10(b)     Mentor Corporation Restated 1987 Non-
               Statutory Stock Option Plan and Agreement -
               Registration Statement No. 33-25865.(9)(11)

               10(c)     Mentor Corporation 1991 Stock Option
               Plan - Registration Statement No. 33-
               48815.(10)(11)

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

               10(l)     Contribution Agreement, dated May 22,
               1995, between Mentor Corporation and Sanwa Bank
               California (7)

               10(m)     Inter-Company Note, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California  (7)

               10(n)     Lease Agreement, dated July 23, 1990,
               between Mentor Corporation and SB Corporate
               Center, Ltd.(4)

               10(o)     Settlement Agreement and Stipulation,
               dated May 7, 1993, between Mentor Corporation and
               Representative Plaintiffs.(5)

               10(p)     Employment Agreement, dated August 5,
               1994, between Mentor O&O, Inc. and William M.
               Freeman. (7)(11)

     11   Statement Regarding Computation of Per Share Earnings

     21   Subsidiaries of the Company

     23   Consent of Independent Auditors

     (b)  Reports on Form 8-K:

          None

(1) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-
     7955.

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-7955

(3) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1990, File No. 0-
     7955.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (continued)

(4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1991, File No. 0-
     7955.

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-
     7955.

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-
     7955.

(7) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-
     7955.

(8)  Incorporated by reference to Registration Statement on Form
     S-8, Registration No. 2-94726.

(9)  Incorporated by reference to the post effective amendment
     No. 1 to Registration Statement on Form S-8, Registration
     No. 33-25865.

(10) Incorporated by reference to Registration Statement on Form
     S-8, Registration No. 33-48815

(11) Management contract or compensatory plan or arrangement.

                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mentor Corporation


We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP


Los Angeles, California
May 7, 1997


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


(dollars in thousands)                                    March 31,
Assets                                                 1997      1996
Current assets:
  Cash and equivalents                               $ 16,156  $  7,837
  Marketable securities                                11,652    10,704
  Accounts receivable, net of allowance for doubtful
     accounts of $2,403 in 1997 and $2,285 in 1996     37,961    34,855
  Inventories                                          38,205    35,158
  Deferred income taxes                                 6,282    10,148
  Other                                                 5,502     3,143
Total current assets                                  115,758   101,845

Property and equipment, net                            31,328    29,317
Intangibles, net                                        4,616     4,689
Goodwill, net                                          14,218    13,109
Other assets                                              725       658
                                                     $166,645  $149,618
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued liabilities           $ 26,819  $ 25,289
  Income taxes payable                                     90       428
  Dividends payable                                       628       628
  Litigation settlement obligation                          _     4,950
  Short-term bank borrowings and current
       portion of long-term debt                           50       415
Total current liabilities                              27,587    31,710

Long-term deferred taxes                                  701     1,355
Long-term debt                                              8        58

Shareholders' equity:
  Common Stock, $.10 par value: Authorized-
     50,000,000 shares; Issued and outstanding --
     24,806,748 shares in 1997;
     24,860,642 shares in 1996                          2,481     2,486
  Capital in excess of par value                       34,565    37,840
  Cumulative translation adjustment                      (693)     (445)
  Retained earnings                                   101,996    76,614
                                                      138,349   116,495
                                                     $166,645  $149,618
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended March 31,
(in thousands, except per share data)   1997      1996      1995
Net sales                             $203,368  $177,816  $146,394
Costs and expenses:
   Cost of sales                        67,461    60,266    52,796
   Selling, general and                 76,177    67,050    56,260
administrative
   Research and development             17,449    13,379    10,295
                                       161,087   140,695   119,351
Operating income                        42,281    37,121    27,043
   Interest income                         812       440       296
   Interest expense                       (559)   (1,092)   (3,114)
   Other expense                           (88)     (329)       (4)
Income before income taxes              42,446    36,140    24,221
   Income tax                           14,576    12,321     8,448
Net income                            $ 27,870  $ 23,819  $ 15,773
Net income per share:
   Primary                            $   1.06  $    .92  $    .70
   Fully diluted                      $   1.06  $    .90  $    .65

See notes to consolidated financial statements.


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

                              Common Shares
                                        Common Capital
                                         Stock      in
(in thousands)                  Common    $.10  Excess  Cumulative
                                Shares     Par  of Par Translation  Retained
                           Outstanding   Value   Value  Adjustment  Earnings
Balance April 1, 1994         21,380   $2,138   $ 11,720  $    (333) $ 41,128

Exercise of stock options        414       42     2,659           _         _
Income tax benefit arising
from the exercise of stock
options                            _        _       134           _         _
Repurchase of common
shares                          (220)     (22)   (2,375)          _         _
Common shares used in
business acquisition             122       12       988           _         _
Common shares used in
litigation settlement            100       10       815           _         _
Dividends declared ($.075
per share)                         _        _         _           _    (1,625)
Foreign currency
translation adjustment             _        _         _          50         _
Net income                         _        _         _           _    15,773
Balance March 31, 1995        21,796   $2,180   $13,941  $     (283) $ 55,276

Exercise of stock options        361       36     2,053           _         _
Income tax benefit arising
from the exercise of stock
options                            _        _     1,073           _         _
Repurchase of common
shares                          (222)     (22)   (3,447)          _         _
Shares issued upon                                                          _
conversion of Convertible
Subordinated Debentures        2,926      292    24,220           _         _
Dividends declared ($.10
per share)                         _        _         _           _    (2,481)
Foreign currency
translation adjustment             _        _         _        (162)        _
Net income                         _        _         _           _    23,819
Balance March 31, 1996        24,861   $2,486   $37,840  $     (445) $ 76,614

Exercise of stock options        241       24     1,610           _         _
Income tax benefit arising
from the exercise of stock
options                            _        _     2,034           _         _
Repurchase of common
shares                          (295)     (29)   (6,919)          _         _
Dividends declared ($.10
per share)                         _        _         _           _    (2,488)
Foreign currency
translation adjustment             _        _         _        (248)        _
Net income                         _        _         _           _    27,870
Balance March 31, 1997        24,807   $2,481   $34,565  $     (693) $101,996

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year Ended March 31,
(in thousands)                                1997      1996      1995
Cash From Operating Activities:
Net income                               $ 27,870    $23,819    $15,773
Adjustments to reconcile net income to
net cash provided by operating
activities
Depreciation and amortization               7,761      7,173      6,798
Deferred income taxes                       3,212       (957)       727
Loss on sale of assets                         42         79        278
Expenses not requiring the use of cash        383        727      1,821
Litigation settlement obligation           (5,333)    (5,333)    (4,483)

Changes in operating assets and
liabilities:
(Increase) in accounts receivable          (3,106)    (4,797)    (7,514)
(Increase) in inventories and other
current assets                             (5,406)    (5,763)      (673)
Increase (decrease) in accounts payable
and accrued liabilities                     1,282      4,931       (334)
Increase (decrease) in income taxes
payable                                      (338)      (178)       606
    Net cash provided by operating
activities                                 26,367     19,701     12,999

Cash From Investing Activities:
Purchases of property, equipment and
intangibles                               (10,853)    (9,846)    (6,912)
Proceeds from sale of property,
equipment and other assets                      3        764      1,015
Increase (decrease) in notes receivable       (67)       108        183
Purchases of marketable securities        (10,348)   (15,275)         _
Sales of marketable securities              9,400      6,600      2,257
    Net cash used for investing
activities                                (11,865)   (17,649)     3,457)

Cash From Financing Activities:
Repurchase of common stock                 (6,948)    (3,469)    (2,398)
Proceeds from exercise of stock options     3,668      3,162      2,701
Dividends paid                             (2,488)    (2,402)    (1,082)
Reduction in long-term debt                  (415)      (856)      (674)
Payments on line of credit agreements           _          _     (4,782)
    Net cash used for financing
activities                                 (6,183)    (3,565)    (6,235)

Increase (Decrease) in cash and
equivalents                                 8,319     (1,513)     3,307
Cash and equivalents at beginning of
year                                        7,837      9,350      6,043
Cash and equivalents at end of year      $ 16,156    $ 7,837    $ 9,350

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

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards ("SFAS") No. 115. There were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 1997. The Company's marketable securities consist primarily of municipal bonds that are of limited credit risk and have contractual maturities of less than two years.
Accounts Receivable and Credit Risk
The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. As part of its ongoing control procedures, the Company monitors the credit worthiness of its customers. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.
Revenue Recognition

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

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.
Property and Equipment

Property and equipment are stated at cost and includes interest on funds borrowed to finance construction. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the remaining life of the lease. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.
Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, and trademarks. These are stated at cost less accumulated amortization and are amortized over their economic life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $10,768,000 at March 31, 1997 and $10,121,000 at March 31, 1996. The excess purchase cost over fair value of net tangible assets acquired, goodwill, is amortized on a straight-line basis over 20-40 years. Accumulated amortization of goodwill was $3,050,000 at March 31, 1997 and $2,605,000 at March 31, 1996. The Company periodically reviews goodwill to assess recoverability. Impairments would be recognized in operating results if a permanent diminution in value were to occur.
Income Taxes

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

On September 13, 1995 the Board of Directors authorized a two for one stock split in the form of a 100% stock dividend to be distributed on or about October 13, 1995 to shareholders of record on September 27, 1995. The Board's action was contingent on shareholder approval, received at the annual meeting of shareholders, of an increase in the Company's authorized shares from 20 million to 50 million. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.
Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was recently issued and encourages but does not require companies to record compensation expense for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.
Foreign Sales and Income

Export sales, principally to Canada and Western Europe, were $29,437,000, $26,223,000, and $21,243,000 in 1997, 1996 and 1995,
respectively.  In addition, $20,526,000, $14,140,000, and
$11,287,000 in sales respectively, were from the Company's direct international sales offices.
Foreign Currency Translation

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at March 31, 1997, and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.
New Accounting Standard

Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS 128) was issued in February 1997 and must be adopted by the Company starting with the quarter ending December 31, 1997. Early adoption is not permitted but all prior year earnings per share data must be restated upon adoption. SFAS 128 simplifies the calculation of earnings per share data by replacing primary earnings per share with basic earnings per share which uses weighted average shares outstanding and does not include any dilutive securities in the denominator of the calculation. Fully diluted earnings per share is essentially unchanged. The Company's calculation of pro forma basic earnings per share would be $1.12 and $.99 per share for fiscal years 1997 and 1996, respectively.
Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.


Note B  Inventories

Inventories at March 31 consisted of:

(in thousands)                        1997      1996
  Raw materials                  $  12,477 $  10,191
  Work in process                    5,379     9,040
  Finished goods                    20,349    15,927
                                 $  38,205 $  35,158


Note C    Property and Equipment

Property and equipment at March 31, consisted of:
(in thousands)                            1997      1996

Land                                     $   231  $   231
Buildings                                  3,801    3,798
Leasehold Improvements                    11,913    9,084
Furniture, fixtures and equipment         39,007   32,326
Construction in progress                   4,339    5,741
                                          59,291   51,180
Less accumulated depreciation
   and amortization                      (27,963)  21,863)
                                         $31,328  $29,317


Note D    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, consisted of:
(in thousands)                      1997      1996

Trade payables                    $ 4,443    $ 5,003
Accrued compensation                8,560      6,153
Sales returns                       5,791      6,705
Product liability                   3,400      2,800
Accrued royalties                   1,644      1,360
Other                               2,981      3,268
                                  $26,819    $25,289


Note E         Long-Term Debt

Long-term debt at March 31 consisted of:
(in thousands)                      1997      1996

City of Minneapolis, Minnesota
Industrial
    Development Revenue Bonds,    $    58    $   107
at 7.5% payable through 1998
Term bank loan, at 7.8%, due in
monthly installments through
September 1996                          -        366

                                       58        473
Less current portion                   50        415
                                  $     8    $    58

During fiscal 1996, the Company called for the redemption of its Convertible Subordinated Debentures, with a redemption date of June 30, 1995. All but $48,000 of the $24,182,000 balance of convertible subordinated debentures at March 31, 1995 were converted into Common Stock at a price of $8.25 per share. A total of 2,926,000 shares were issued to debenture holders. Interest accrued on the debentures but not paid as a result of the conversion, approximately $1,400,000, was credited, net of applicable tax effects, directly to shareholders' equity.
At March 31, 1997, the Company had a line of credit agreement for up to $15 million. Borrowings under the Credit Agreement will accrue interest at the prevailing prime rate. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. A commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At March 31, 1997, the Company had no amounts outstanding under its line of credit.
Note F  Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan, a non-qualified 1987 Plan, and a qualified 1982 Plan. Options granted under all plans are exercisable in four equal cumulative installments beginning one year from the date of grant. Options issued under the 1991 and 1987 Plans expire in ten years, while options under the 1982 Plan expire in five years. Options issued under the plans are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 1997, 1996 and 1995 was as follows:
                             Options Outstanding
                                         Average
                            Number of   Price per
                             Shares       Share
Balance April 1, 1994       2,380,646   $   6.32

Granted                       620,000       7.06
Exercised                    (414,750)      6.51
Canceled or terminated       (136,750)      6.36
Balance March 31, 1995      2,449,146   $   6.47

Granted                       503,100      12.37
Exercised                    (287,216)      5.90
Canceled or terminated       (115,800)      8.17
Balance March 31, 1996      2,549,230   $   7.62

Granted                       402,800      23.18
Exercised                    (244,350)      7.06
Canceled or terminated        (41,400)     11.86
Balance March 31, 1997      2,666,280   $   9.91

At March 31, 1997 and 1996 there were 2,839,000 shares and 200,400 shares available for grant under the 1991 Plan. In August 1996 the shareholders approved an increase to the total number of authorized shares reserved under the Company's 1991 plan from 2,000,000 to 5,000,000 shares. There are no additional shares available for grant under either the 1987 or 1982 Plans.

During fiscal 1989, the Company granted an officer a non-qualified stock option to purchase 100,000 shares of Common Stock, at $5.375 per share. During fiscal 1996, the officer exercised 73,334 shares of this option. At March 31, 1997, there were options for 26,666 shares of Stock outstanding and exercisable under this option. This option expires in September 1998.

Stock option grants are set at the closing price of the Company's Common Stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25 , the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-based Compensation," requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the Fair Value method of that statement.

The weighted average fair values of $12.59 for 1997 stock option grants and $5.95 for 1996 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following actuarial assumptions:

                            1997           1996
Risk-free interest rate     6.7%           6.5%
Expected Life               6.5            6.5 years
Expected volatility          .482           .473
Expected dividend           0.4%           0.9%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

Years ended March 31,             1997      1996
Net income: As reported         $ 27,870  $ 23,819
Net income: Pro forma           $ 26,700  $ 23,434

Earnings per share: As reported $   1.06  $    .92
Earnings per share: Pro forma   $   1.02  $    .91

Information regarding stock options outstanding as of March 31, 1997 is as follows:

                      Options Outstanding              Options Exercisable
                               Weighted-
                                Average    Weighted-              Weighted-
                               Remaining    Average                Average
                              Contractual   Exercise              Exercise
  Price Range       Shares        Life        Price     Shares       Price
Under $10.00      1,818,884   4.3  years   $   6.44   1,534,484   $   6.41
$10.00 to $20.00    418,100   8.1  years   $  11.53     103,800   $  11.49
$20.00 to $30.00    429,300   9.1  years   $  23.26       8,375   $  24.21


Note G  Income Taxes

                                            Year Ended March 31,
(in thousands)                             1997       1996      1995
Current:
  Federal, including U.S. possession    $ 10,225   $11,866    $ 7,175
  State                                    1,138       930        546
                                          11,363    12,796     7 ,721
Deferred:
  Federal, including U.S. possession       2,817      (466)       676
  State                                      396        (9)        51
                                           3,213      (475)       727
                                        $ 14,576   $12,321    $ 8,448


The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

                                     Year Ended March 31,
                                  1997       1996     1995
Federal statutory rate            35.0%      35.0%    35.0%
Increase (decrease) resulting
from:
  State tax, net of federal
tax benefit                        2.0        1.7      1.9
  Non-taxable interest and
dividends                         (0.4)      (0.3)    (0.2)
  Research and development
credit                            (1.3)      (0.4)    (1.8)
  Foreign Sales Corporation       (1.2)      (1.2)    (1.3)
  Foreign operations              (0.6)      (1.7)     0.2
  Non-deductible goodwill          0.4        0.5      0.8
  Other                            0.4        0.5      0.3
                                  34.3%      34.1%    34.9%

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                  Year Ended March 31,
  (in thousands)                1997       1996       1995
Deferred tax liabilities:
   Tax over book depreciation  $   701   $   1,355   $ 1,279
                                   701       1,355     1,279
Deferred tax assets:
   Book reserves not
deductible for tax               4,391       4,300     3,536
   Uniform capitalization          914         744       676
   Litigation settlement
obligation                           _       2,423     4,166
   Profit on sales to foreign
subsidiaries                       977       2,681     1,219
                                 6,282      10,148     9,597
                               $ 5,581   $   8,793   $ 8,318

Note H         Supplemental Information

Supplemental schedule of cash flow            Year Ended March 31,
information:
(in thousands)                              1997      1996      1995
   Interest paid                         $ 1,549     $ 1,229    $  2,760
   Income taxes paid                     $10,013     $12,646    $  6,937

Supplemental schedule on non-cash flow investing
   and financing activities:
   Common shares issued to acquire
equipment and intangibles                       _          _    $  1,000
   Common shares issued upon conversion
of subordinated convertible debentures          _    $24,134           _


Note I  Commitments

The Company leases certain facilities under operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $2,720,000, $2,490,000 and $2,147,000 for fiscal 1997, 1996 and
1995, respectively.

Future minimum lease payments under lease arrangements at March
31, 1997 are as follows:

                              (in thousands)
                          1998    $  2,899
                          1999       2,476
                          2000       2,176
                          2001       2,103
                          2002       1,879
                    thereafter       8,060
                         Total    $ 19,593


Note J  Related Party Transactions

In April 1991, the Company entered into an agreement with Rochester Medical Corporation (Rochester). Under the terms of the agreement, the Company received an exclusive license to market and distribute certain external catheter products developed by Rochester, in exchange for a payment of $500,000. The Company purchased $1,958,000, $525,000, and $0 of product from Rochester in 1997, 1996 and 1995 respectively.

Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.


Note K  Litigation

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions and deductibles which the Company believes to be appropriate. The Company does maintain a reserve ($3,400,000 and $2,800,000 at March 31, 1997 and 1996, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated product liability claims.

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

Under the terms of the agreement, the Company made a series of payments, $2.0 million in May 1993, $8.7 million in November 1993, $4.5 million in September 1994, $5.3 million in September 1995 and $5.3 million in September 1996. These payments completed the Company's monetary obligation under the agreement and were expensed by the Company in fiscal 1993.
In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.


Note L  Quarterly Financial Data  (Unaudited)

The following is a summary of unaudited quarterly results of operations:

(In thousands, except per                     Quarter
share data)
Year Ended March 31, 1997       First    Second     Third    Fourth
Net sales                     $  50,388 $  48,155 $ 50,498  $  54,327
Gross profit                     33,735    32,089   33,886     36,197
Net income                        7,089     6,285    7,102      7,394
Earnings per share:           $     .27 $     .24 $    .27  $     .28

Year Ended March 31, 1996
Net sales                     $  43,729 $  42,328 $ 45,004  $  46,755
Gross profit                     28,983    27,621   29,767     31,179
Net income                        5,484     5,556    6,143      6,636
Earnings per share:           $     .23 $     .21 $    .23  $     .25


                       MENTOR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

        COL. A          COL. B         COL. C          COL. D     COL. E

                                      Additions

                        Balance   Charged
                          at     to Costs   Charged              Balance
                       Beginning    and    to Other             at End of
     Description       of Period Expenses  Accounts  Deductions   Period

Year Ended March 31, 1997
  Deducted from asset
accounts:
     Allowance for
doubtful accounts      $   2,285 $   1,544 $      _  $   1,425  $   2,404

Liability Reserves:
   Product liability   $   2,800 $   2,624 $      _  $   2,024  $   3,400
   Accrued sales
returns and allowances     6,705        93        _      1,007      5,791
                       $   9,505 $   2,717 $      _  $   3,031  $   9,191

Year Ended March 31, 1996
  Deducted from asset
accounts:
     Allowance for     $   1,363 $   1,242 $      _  $     320  $   2,285
doubtful accounts

Liability Reserves:
   Product liability   $   2,000 $   1,527 $      _  $     727  $   2,800
   Accrued sales
returns and allowances     4,765     1,963 $      _         23      6,705
                       $   6,765 $   3,490 $      _  $     750  $   9,505

Year Ended March 31, 1995
  Deducted from asset
accounts:
   Allowance for       $     993 $     674 $    282  $     586  $   1,363
doubtful accounts

Liability Reserves:
   Product liability   $   1,200 $   1,242 $      _  $     442  $  2,000
   Accrued sales
returns and allowances     3,625     1,145 $      _          5     4,765
                       $   4,825 $   2,387 $      _  $     447  $  6,765

(1)  Uncollected accounts written off, net of recoveries.
(2)  Product liability claims paid.
(3)  Sales rebates.

EXHIBIT 11

            STATEMENT REGARDING THE COMPUTATION OF PER SHARE EARNINGS
                  (In thousands, except for per share amounts)

                               1997      1996      1995

PRIMARY:

Primary Earnings             $ 27,870  $ 23,819  $ 15,773

Average Shares Outstanding   $ 24,863    24,163    21,640

Net Effect of Dilutive Stock
Options--Based on the
Treasury Stock Method using
Average Stock Market Price   $  1,486     1,693       734

Total Shares for Primary     $ 26,349    25,856    22,374
Earnings

Primary Earnings Per Share   $   1.06  $    .92  $    .70


FULLY DILUTED:

Primary Earnings             $ 27,870  $ 23,819  $ 15,773

Interest and Related
Expenses on 6_% Debentures
Eliminated, Net of Tax              _       168     1,116

Fully Diluted Earnings       $ 27,870  $ 23,987  $ 16,889

Average Shares Outstanding   $ 24,863    24,163    21,640

Net Effect of Dilutive Stock
Options--Based on the
Treasury Stock Method using
the Higher of Ending and
Average Stock Market Prices  $  1,487     1,885     1,386

Additional Shares Issued in
Assumed Conversion of 6_%
Debentures at $8.25 Per
Share, Converted during 1996        _       556     2,932

Total Shares for Fully
Diluted Earnings               26,350    26,604    25,958

Fully Diluted Earnings Per
Share                        $   1.06  $    .90  $    .65

(1) In September 1995 the Board of Director s approved a 2 for 1 stock split in the form of a stock dividend. All prior year share and per share amounts have been retroactively restated to reflect the additional shares outstanding.

EXHIBIT 21

                                     LIST OF
                       SUBSIDIARIES OF MENTOR CORPORATION


1. Mentor H/S, Inc.

2. Mentor Urology, Inc.

3. Mentor Ophthalmics, Inc. (Formerly Mentor O&O, Inc.)

4. Mentor Caribe, Inc.

5. Mentor ORC, Inc. (Dissolved 4/1/96)

6. Mentor Polymer Technologies Company

7. Teknar Corporation (Dissolved 4/1/96)

8. Mentor International Sales Corporation

9. Mentor International Holdings Alpha, Inc.

10.    Mentor International Holdings Beta, Inc.

11.    Mentor International Holdings Camda, Inc.

12.    Mentor International Holdings Delta, inc.

13.    Mentor Medical Systems, Pty. Ltd (Australia)

14.    Mentor Medical Systems, UK, Ltd.

15.    Mentor Medical Systems, B.V.

16.    Mentor Deutschland GmbH

17.    Mentor France S.A.

18.    Mentor Medical Systems, Canada

19.    MDI, Ltd.

20.    Mentor Medical Systems Iberica, Spain

21.    Havas Medical, B.V.


EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS


Our audits included the financial statement schedule listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the (1) Registration Statement Number 2-94726 on Form S-8 dated December 26, 1984, (2) Registration Statement Number 33-25865 on Form S-8 dated December 22, 1988, (3) Registration Statement Number 33-48815 on Form S-8 dated June 24, 1992, and (4) Registration Statement Number 33-58761 on Form S-3 dated May 22, 1995 of our report dated May 7, 1997 with respect to the consolidated financial statements and schedule of Mentor Corporation included in the Annual Report on Form 10-K for the year ended March 31, 1997.




                                                               ERNST & YOUNG LLP

Los Angeles, California
June 24, 1997


Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mentor Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MENTOR CORPORATION



                         /s/CHRISTOPHER J. CONWAY
                         Christopher J. Conway, Chairman


DATE:  June 27, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:


/s/CHRISTOPHER J. CONWAY Chairman, Chief        June 27, 1997
Christopher J. Conway    Executive Officer
                         and Director (Principal
                         Executive Officer)

/s/ANTHONY R. GETTE      President and Secretary  June 27, 1997
Anthony R. Gette         and Director

/s/GARY E. MISTLIN       Vice President of Finance/    June 27, 1997
Gary E. Mistlin          Treasurer
                         (Principal Financial and
                         Accounting Officer)

/s/WALTER W. FASTER      Director               June 27, 1997
Walter W. Faster

/s/EUGENE G. GLOVER      Director               June 27, 1997
Eugene G. Glover

/s/MICHAEL NAKONECHNY    Director               June 27, 1997
Michael Nakonechny

/s/BYRON G. SHAFFER      Director               June 27, 1997
Byron G. Shaffer

/s/DR. RICHARD W. YOUNG  Director               June 27, 1997
Dr. Richard W. Young