Form 10-Q
period 1997-06-30
MENTOR CORP /MN/
filed 1997-08-15
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


For Quarter Ended June 30. 1997    Commission File Number  0-7955


                       Mentor Corporation
     (Exact name of registrant as specified in its charter)


      Minnesota                            41-0950791
(State of Incorporation) (I.R.S. Employer Identification Number)


5425 Hollister Avenue, Santa Barbara, California          93111
       (Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number:     (805) 681-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                 No

The number of shares outstanding for each of the Issuer's classes of common stock as of August 13, 1997 was:

          Common stock, $.10 par value 24,879,048 shares


                       Mentor Corporation

                              INDEX


Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

     Condensed Consolidated Statements of Financial
          Position -- June 30, 1997 and March 31,1997...... 3-4
          Consolidated Statements of Income -- Three Months
               Ended June 30, 1997 and 1996................ 5
          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended June 30, 1997 and 1996... 6 Notes to Condensed Consolidated Financial Statements--
               June 30, 1997............................    7-8

Item 2.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition............... 9-11


Part II. Other Information

     Item 1.  Legal Proceedings...........................  12
     Item 2.  Changes in Securities........................ 12
     Item 3.  Defaults upon Senior Securities.............. 12
     Item 4.  Submission of Matters to a Vote of
               Security Holders ..........................  12
     Item 5.  Other Information............................ 12
     Item 6.  Exhibits and Reports on Form 8-K............. 12

List of Exhibits

     11.  Statement Regarding Computation of Per Share Earnings

                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 1997 and March 31, 1997
                           (Unaudited)

                                         June 30,    March 31,
(dollars in thousands)                     1997        1997

ASSETS
Current assets:
  Cash and marketable securities         $  35,404    $  27,808
  Accounts receivable, net                  38,609       37,961
  Inventories                               40,017       38,205
  Deferred income taxes                     10,333        6,282
  Other                                      1,886        5,502

    Total current assets                   126,249      115,758

Property, plant and equipment,
  net of accumulated depreciation           32,466       31,328

Other assets:
  Patents, licenses, and trademarks
     net of accumulated amortization         4,357        4,616
  Goodwill, net of accumulated              14,071       14,218
     amortization
  Other assets                               2,574          725
                                            21,002       19,559
Total assets                            $  179,717    $ 166,645


See Notes to Condensed Consolidated Financial Statements

                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 1997 and March 31, 1997
                           (Unaudited)

                                             June 30,     March 31,
(dollars in thousands)                         1997          1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  4,336         $ 4,443
  Accrued compensation                          6,554           8,560
  Income taxes payable                          6,722              90
  Dividends payable                               627             628
  Sales returns                                 5,795           5,791
  Other accrued liabilities                     9,404           8,025
  Current portion of long term debt                49              50

    Total current liabilities                  33,487          27,587

Long-term deferred taxes                        1,415             701
Long-term debt                                      _               8

Shareholders' equity:
  Common shares, $.10 par value:
   Authorized-- 50,000,000 shares
   Issued and outstanding:
   24,810,900 shares at June 30, 1997
   24,806,748 shares at March 31, 1997          2,481           2,481
    Capital in excess of par                   33,934          34,565
      Cumulative translation adjustment          (777)          (693)
      Retained earnings                       109,177         101,996
        Shareholders' equity                  144,815         138,349

Total liabilities and shareholders' equity   $179,717        $166,645


See Notes to Condensed Consolidated Financial Statements

                        Mentor Corporation
                Consolidated Statements of Income
            Three Months Ended June 30, 1997 and 1996
                           (Unaudited)


(in thousands, except per share data)       1997           1996

Net sales                               $   55,291     $  50,388
Costs and expenses:
  Cost of sales                             18,275        16,653
  Selling, general and administrative       20,309        18,838
  Research and development                   5,109         4,052
                                            43,693        39,543

Operating income                            11,598        10,845
  Interest expense                             (11)         (212)
  Interest income                              324           210
  Other expense                                (70)          (53)
Income before income taxes                  11,841        10,790
  Income taxes                               4,038         3,701

Net income                              $    7,803     $   7,089

Earnings per share:
                                        $      .30     $     .27

See notes to consolidated financial statements

                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
            Three Months Ended June 30, 1997 and 1996
                           (Unaudited)


(in thousands)                         1997         1996

Cash flows from operating            $  13,935    $   7,839
activities

Cash flows from investing
activities:
   Purchase of property,                (3,111)      (3,909)
equipment, and intangibles
   Reduction of notes receivable            40          (17)
   Investment in marketing partner      (2,006)           _
                                        (5,077)      (3,926)

Cash flows from financing
activities:
   Exercise of stock options               890          401
   Dividends paid                         (624)         (622)
   Reduction of long-term debt              (9)         (195)
   Repurchase of common stock           (1,519)       (1,686)
                                        (1,262)       (2,102)

Increase in cash, cash
equivalents, and marketable
securities                               7,596         1,811

Cash at beginning of period             27,808        18,541

Cash at end of period                $  35,404    $   20,352

See notes to consolidated financial statements

                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1997

Note A

Inventories at June 30, 1997 and March 31, 1997, consisted of:

                            June 30        March 31
                                 (In thousands)

Raw materials             $     13,317   $     12,477
Work in process                  6,453          5,379
Finished goods                  20,247         20,349
                          $     40,017   $     38,205


Note B

Primary earnings per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. The difference between primary and fully diluted earnings per share was not material.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1997.

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

                       Fiscal 1998         Fiscal 1997

First Quarter          June 30, 1997       June 30, 1996
Second Quarter         September 26, 1997  September 29, 1996
Third Quarter          January 2, 1998     December 29, 1996

                       Mentor Corporation
       Management's Discussion and Analysis of Results of
               Operations and Financial Condition


Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 1997 increased 10% to $55.3 million, compared to $50.4 million the prior year. Growth was particularly strong in sales of plastic surgery products, continuing trends of the past several quarters.

                         Sales by Principal Product Line

                           For the Three Months Ended
                                    June 30,
                                                Percent
                            1997      1996      Change

Plastic surgery products  $ 31,799   $ 27,187    17.0%
Urology products            14,762     14,261     3.5%
Ophthalmology products       8,730      8,940    (2.3)%
                          $ 55,291   $ 50,388     9.7%

During the quarter, the Company announced two new product alliances. The first is directed toward treatment of prostate cancer using radioactive seeds. The Company will be the world wide marketing partner for seeds produced by North American Scientific, Inc. The second agreement is with PerImmune, Inc., under which the Company will be the exclusive world-wide marketing partner for a bladder cancer test developed and manufactured by PerImmune. The Company anticipates product sales in each of these areas by the end of the year.


Cost of Sales

Cost of sales was 33.1% for the three months ended June 30, 1997, relatively flat compared to 33.0% for the same period last year.


Selling, General and Administrative Expenses

Selling, General and Administrative expenses decreased to 36.7% of sales in the quarter compared to 37.4% in the previous year.
The Company is seeing productivity improvements in several of its administrative areas.


Research and Development

Research and development expenses were 9.2% of sales for the first quarter, compared to 8.0% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major products under development include Urethrin, a product for treating urinary incontinence, an ultrasonic assisted liposuction device and an alternate filler breast implant.


Interest and Other Income and Expense

Interest expense decreased $201 thousand in the quarter over the prior year. Included in interest expense last year was $189 thousand for the quarter ($379 thousand for fiscal year 1997) in imputed interest on the Litigation Settlement Obligation. The imputed interest ceased following the final payment on the obligation in September 1996.

Interest income increased from $210 thousand last year to $324 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34.1% for the quarter, compared to 34.3% in the same period a year ago.

Net Income

Net earnings per primary share increased to $.30 for the three months ended June 30, 1997, compared to $.27 last year, due to the increased sales.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's working capital was $93 million compared to $88 million at March 31, 1997. The Company's working capital needs were provided from operations.

The Company generated $13.9 million of cash from operations during the three months ended June 30, 1997, compared to $7.8 million the previous year. The increase was caused by higher net income, increased depreciation, collection of certain receivables and an overall increase in current liabilities when compared to last year.

The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 1998. The majority of the expenditures will be to increase capacity at the Company's manufacturing facilities in Puerto Rico, Texas and Minneapolis.

During the first quarter of fiscal 1998, the Company entered into two new product alliances. As part of the agreement with North American Scientific, the Company took a $1 million equity position, and will be investing an additional $2 million upon completion of certain milestones by North American. Similarly, the Company has taken a $1 million equity position in PerImmunne, its marketing partner for a anew bladder cancer test.

For the past several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately
$2.5 million.

The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first quarter of fiscal 1998, the Company repurchased 69,500 shares for consideration of $1.5 million.

The Company's principal source of liquidity at June 30, 1997 consisted of $35 million in cash and marketable securities plus
$15 million available under a line of credit.

PART II

Item 1.   Legal Proceedings

In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1997, there have been no material changes.

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


                       MENTOR CORPORATION
                          (Registrant)


DATE:     August 14, 1997               BY:   /s/ANTHONY R. GETTE
          Anthony R. Gette
          President and
          Chief Operating Officer



DATE:     August 14, 1997               BY:   /s/GARY E. MISTLIN
          Gary E. Mistlin
          Chief Financial Officer

                           EXHIBIT 11
               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          Three Months Ended
                                               June 30,
                                           1997        1996
PRIMARY:
Primary Earnings                         $  7,803    $  7,089

Average Shares Outstanding                 24,782      24,847

Net effect of dilutive stock options -
based on the treasury stock method
using average stock market price            1,345       1,454

Total Shares for Primary Earnings          26,128      26,301

Primary Earnings Per Share               $   0.30    $   0.27

FULLY DILUTED:
Primary Earnings                         $  7,803    $  7,089

Interest and Related Expenses on 6 3/4%
debentures eliminated                           _          _

Fully diluted earnings                   $  7,803    $  7,089

Average Shares Outstanding                 24,782      24,847

Net effect of dilutive stock options -
based on the treasury stock method
using the higher of ending and average
stock market prices                         1,529       1,529

Additional shares issued in assumed
conversion of 6 3/4% debentures at
16.50 per share                                 _           _

Total shares for fully diluted             26,311      26,376
Fully Diluted Earnings Per Share          $  0.30     $  0.27