Form 10-Q
period 1997-09-30
MENTOR CORP /MN/
filed 1997-11-14
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


              For Quarter Ended September 30, 1997
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

                    Yes  X               No

The number of shares outstanding for each of the Issuer's classes of common stock as of was:

          Common stock, $.10 par value 24,967,498 shares

                       Mentor Corporation

                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- September 30, 1997 and March 31,1997 Consolidated Statements of Income -- Three Months
               Ended September 30, 1997 and 1996
          Consolidated Statements of Income -- Six Months
               Ended September 30, 1997 and 1996
          Condensed Consolidated Statements of Cash Flows --
               Six Months Ended September 30, 1997 and 1996
          Notes to Condensed Consolidated Financial Statements--
               September 30, 1997

     Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition


Part II. Other Information

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

List of Exhibits

     11.  Statement Regarding Computation of Per Share Earnings

                           Mentor Corporation
      Condensed Consolidated Statements of Financial Position
                 September 30, 1997 and March 31, 1997
                              (Unaudited)



                                         Sept 30,   March 31,
(dollars in thousands)                     1997       1997

ASSETS
Current assets:
    Cash and marketable securities      $ 33,555    $ 27,808
    Accounts receivable, net              35,469      37,961
    Inventories                           40,021      38,205
    Deferred income taxes                 10,333       6,282
    Other                                  3,235       5,502

          Total current assets           122,613     115,758

Property, plant and equipment,
     net of accumulated depreciation      33,944      31,328
Other assets:
  Patents, licenses and, trademarks and
bond issue costs net of accumulated
amortization                               4,049       4,616
  Goodwill, net of accumulated
amortization                              13,887      14,218
  Other assets                             2,600         725

                                          20,536      19,559
Total assets                            $177,093    $166,645


See Notes to Condensed Consolidated Financial Statements

                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 1997 and March 31, 1997
                           (Unaudited)



                                         September 30,       March 31,
(dollars in thousands)                       1997               1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $  5,566              4,443
    Accrued compensation                      5,991              8,560
    Income taxes payable                      2,033                 90
    Dividends payable                           630                628
    Sales returns                             5,323              5,791
    Other accrued liabilities                 8,498              8,025
    Short-term borrowings and current
         portion of long-term debt               49                 50

          Total current liabilities          28,090             27,587

Long-term deferred taxes                      1,189                701
Long-term debt                                    -                  8

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized-- 50,000,000 shares
     Issued and outstanding:
       24,932,998 shares at Sept 30, 1997
       24,806,748 shares at March 31, 1997    2,491              2,481
      Capital in excess of par               34,733             37,565
      Cumulative translation adjustment      (1,110)              (693)
      Retained earnings                     111,700            101,996
             Shareholders' equity           147,814            138,349

Total liabilities and shareholders'
equity                                     $177,093           $166,645

See Notes to Condensed Consolidated Financial Statements

                       Mentor Corporation
                Consolidated Statements of Income
         Three Months Ended September 30, 1997 and 1996
                           (Unaudited)

(in thousands, except per share         1997             1996
data)

Net sales                             $  48,818         $  48,156
Costs and expenses:
  Cost of sales                          20,519            16,066
  Selling, general and
administrative                           19,163            18,458
  Research and development                4,833             4,012
                                      $  44,515            38,536

Operating income                          4,303             9,620
  Interest expense                           (4)             (249)
  Interest income                           380               261
  Other income (expense)                    106               (64)
Income before income taxes            $   4,785             9,568
  Income taxes                            1,638             3,282

Net income                            $   3,147         $   6,286

Earnings per share:                   $     .12         $     .24

See notes to consolidated financial statements

                       Mentor Corporation
                Consolidated Statements of Income
          Six Months Ended September 30, 1997 and 1996
                           (Unaudited)


(in thousands, except per share           1997             1996
data)

Net sales                            $  104,109        $    98,544
Costs and expenses:
  Cost of sales                          38,794             32,719
  Selling, general and
administrative                           39,472             37,296
  Research and development                9,942              8,064
                                         88,208             78,079

Operating income                         15,901             20,465
  Interest expense                          (15)              (461)
  Interest income                           704                471
  Other income (expense)                     36               (117)
Income before income taxes               16,626             20,358
  Income taxes                            5,676              6,983

Net income                            $  10,950         $   13,375

Earnings per share:                   $     .42         $     .51

See notes to consolidated financial statements

                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1997 and 1996
                           (Unaudited)


(in thousands)                                1997                  1996

Cash flows from operating activities       $  15,306            $  5,450

Cash flows from investing
activities:

    Sale of equipment, intangibles
      and other assets                            27                   2
    Purchase of property, equipment,
      and intangibles                         (6,580)             (7,008)
    Reduction of notes receivable                 74                  40
    Investment in Marketing Partner           (2,006)                  -
                                           $  (8,485)          $  (6,966)

Cash flows from financing
activities:

        Exercise of stock options              1,155                 967
        Dividends paid                        (1,243)             (1,244)
        Reduction of long-term debt               (9)               (392)
        Expiration of Puts                         -                 104
        Repurchase of common stock              (977)             (2,261)
                                              (1,074)             (2,826)

Increase (decrease) in cash, cash
equivalents, and marketable
securities                                     5,747              (4,342)

Cash at beginning of period                   27,808              18,541

Cash at end of period                      $  33,555          $   14,199

See notes to consolidated financial statements

                           Mentor Corporation
          Notes to Condensed Consolidated Financial Statements
                           September 30, 1997

Note A

Inventories at September 30, 1997 and March 31, 1997 consisted of:

                          September 30       March 31
                                (In thousands)

Raw materials             $    13,028    $     12,477
Work in process                 4,694           5,379
Finished goods                 22,299          20,349
                          $    40,021    $     38,205

Note B

Primary earnings per share is computed based on the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. Common Stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options.

Note C

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1997.

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


RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 1997 increased 1% to $48.8 million, compared to $48.2 million the prior year. Growth was particularly strong in sales of urology products, increasing 17% compared to a year ago. Plastic surgery products declined 10% and Opthalmic sales were about the same as last year. During the quarter, the Company benefited by $965 thousand in initial shipments of Contour GenesisTM tissue removal system.

Plastic surgery sales were affected by a small fire at the Company's Texas facility, which occurred on August 27th. The fire caused the shutdown of certain production departments for the month of September. A further discussion of the fire is included in Cost of Sales.


                                 Sales by Principal Product Line

                       For the Three Months        For the Six Months Ended
                               Ended                    September 30,
                           September 30,

                                      Percent                        Percent
                      1997     1996   Change        1997      1996    Change

Plastic surgery
products             $22,969  $25,602  (10.3)%  $ 54,769    $52,836       4%
General surgery          965        -      N/A       965          -      N/A
Urology products      16,856   14,451    16.6%    31,618     28,710      10%
Ophthalmology
products               8,028    8,103     (1)%    16,757     16,998     (1)%
                     $48,818  $48,156     1.4%  $104,109    $98,544     6.0%

Cost of Sales

Cost of sales was 42.0% for three months ended September 30, 1997 compared to 33.4% for the same period last year. The increase in cost of sales during the quarter was primarily related to the Company's previously reported fire at the Texas manufacturing facility.
The fire broke out in a pilot study area and was quickly extinguished. There were no injuries or structural damage, but several production areas were affected and some work in process inventory lost due to sprinkler and smoke damage. Many of the production departments were shut down for the month of September, either for cleanup and repair or due to lack of production from the fire affected departments.

The facility was repaired and commenced production in early October. The high level of cost of sales in the quarter was primarily caused by the write-off of lost inventory, unabsorbed overhead due to a lack of production, combined with the lower sales.

The Company anticipates filing a business interruption insurance claim in the second half of the year to recover these losses. However, there can be no assurance that any proceeds will be forthcoming or that the insurance will fully compensate for the losses incurred.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 39.3% of sales in the quarter compared to 38.3% in the previous year. The increase relates primarily to the lower sales in the plastic surgery product line, rather than a significant increase in underlying expenses.

Research and Development

Research and development expenses were 9.9% of sales for the second quarter, compared to 8.3% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence, an ultrasonic general surgery device and an alternate filler breast implant.

Interest and Other Income and Expense

Interest expense decreased $245 thousand in the quarter from the prior year. In the prior year, interest expense included imputed interest on the Litigation Settlement Obligation. This amount was $189 thousand for the quarter ($379 thousand for fiscal 1997). This imputed interest ceased following the final payment on the Obligation in September 1996.

Interest income increased from $261 thousand last year to $380 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34.2% for the quarter, compared to 34.3% in the same period a year ago.

Net Income

Net earnings per primary share decreased to $.12 for the three months ended September 30, 1997, compared to $.24 last year, due to the relatively flat sales, increased selling, general and administrative expenses, increased research and development expenses, increases in cost of goods sold related to the previously announced fire in the Texas manufacturing facility.

The Company expects to incur some additional unabsorbed overhead and loss of sales in the third fiscal quarter as a result of the fire in Texas.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's working capital was $95 million compared to $88 million at March 31, 1997. The Company's working capital needs were provided from operations.

The Company generated $15 million of cash from operations during the six months ended September 30, 1997, compared to $5 million the previous year. Lower net income in the current period was offset by reduced accounts receivables. In addition, last year's cash flow included the final payment of the Litigation Settlement Obligation, for $5.3 million.

The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 1998. The majority of the expenditures will be to increase capacity at the Company's manufacturing facilities in Puerto Rico, Texas and Minneapolis.

During the first quarter of fiscal 1998, the Company entered into two new product alliances. As part of the agreement with North American Scientific, the Company took a $1 million equity position, and will be investing an additional $2 million upon completion of certain milestones by North American. Similarly, the Company has taken a $1 million equity position in PerImmunne, its marketing partner for a new bladder cancer test.

For the last several years, the Company has paid of a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first half of fiscal 1998, the Company repurchased 69,500 shares for consideration of $1.5 million.

The Company's principal source of liquidity at September 30, 1997 consisted of $33.5 million in cash and marketable securities plus $15 million available under its line of credit.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     a.   Annual Meeting of Shareholders, September 25, 1997

     b.   Approval of Amendments to 1991 Stock Option Plan.
          Yes votes:   13,883,963      No votes: 7,399,499

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit 11     Statement regarding computation of Per Share Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


MENTOR CORPORATION
(Registrant)


DATE:     November 12, 1997          BY:   /s/ANTHONY R. GETTE
          Anthony R. Gette
            President and
            Chief Operating Officer



DATE:     November 12, 1997          BY:   /s/GARY E.MISTLIN
          Gary E. Mistlin
            Chief Financial Officer

EXHIBIT 11
                   MENTOR CORPORATION AND SUBSIDIARIES
          STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                  SEPTEMBER 30,          SEPTEMBER 30,

                               1997        1996       1997        1996
PRIMARY:

Primary Earnings             $  3,147     $ 6,286   $ 10,950    $ 13,375

Average Shares Outstanding
                               24,883      24,876     24,833      24,862

Net effect of dilutive stock
options - based on the
treasury stock method using
average stock market price      1,585       1,569      1,466       1,524

Total Shares for Primary
Earnings                       26,468      26,445     26,299      26,386

Primary Earnings Per Share    $ 0.12      $  0.24    $  0.42     $  0.51

FULLY DILUTED:

Primary Earnings              $ 3,147     $ 6,286    $10,950     $13,375

Fully diluted earnings        $ 3,147     $ 6,286    $10,950     $13,375

Average Shares Outstanding     24,883      24,876     24,833      24,861

Net effect of dilutive stock
options - based on the
treasury stock method using
the higher of ending and
average stock market prices     1,597       1,589      1,598       1,599

Total shares for
Fully Diluted                  26,480      26,465      26,431     26,460

Fully Diluted Earnings
Per Share                     $  0.12     $  0.24     $  0.41    $  0.51