Form 10-Q
period 1997-12-31
MENTOR CORP /MN/
filed 1998-02-17
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q


           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


               For Quarter Ended December 31, 1997
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

                    Yes                 No

The number of shares outstanding for each of the Issuer's classes of common stock as of February 13, 1998 was:

          Common stock, $.10 par value 24,872,273 shares

                       Mentor Corporation

                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- December 31, 1997 and March 31,1997 Consolidated Statements of Income -- Three Months
               Ended December 31, 1997 and 1996
          Consolidated Statements of Income -- Nine Months
               Ended December 31,1997 and 1996
          Condensed Consolidated Statements of Cash Flows --
               Nine Months Ended December 31, 1997 and 1996
          Notes to Condensed Consolidated Financial Statements--
               December 31, 1997

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

List of Exhibits

     11.  Statement Regarding Computation of Per Share Earnings
                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 1997 and March 31, 1997
                           (Unaudited)



                                     December 31,    March 31,
(dollars in thousands)                   1997          1997

ASSETS
Current assets:
    Cash and marketable securities    $ 28,404     $  27,808
    Accounts receivable, net            36,106        37,961
    Inventories                         44,761        38,205
    Deferred income taxes               10,211         6,282
    Other                                4,034         5,502

          Total current assets         123,516       115,758

Property, plant and equipment,
     net of accumulated depreciation    36,017        31,328
Other assets:
  Patents, licenses and trademarks
    net of accumulated amortization      3,819         4,616
  Goodwill, net of accumulated
    amortization                        13,776        14,218
  Other assets                          10,047           725
                                        27,642        19,559
Total assets                          $187,175      $166,645


See Notes to Condensed Consolidated Financial Statements

                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 1997 and March 31, 1997
                           (Unaudited)



                                         December 31,        March 31,
(dollars in thousands)                       1997               1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                       $    6,185         $    4,443
    Accrued compensation                        4,553              8,560
    Income taxes payable                        3,433                 90
    Dividends payable                             631                628
    Sales returns                               5,330              5,791
    Other accrued liabilities                   7,375              8,025
    Short-term borrowings and current
        portion of long-term debt                  49                50

          Total current liabilities            27,556             27,587

Long-term deferred taxes                        1,744                701
Long-term debt                                      _                  8

Shareholders' equity:
    Common shares, $.10 par value:
       Authorized-- 50,000,000 shares
       Issued and outstanding:
         24,932,998 shares at
           December 31,1997
         24,806,748 shares at                   2,497              2,481
           March 31, 1997
    Capital in excess of par                   37,023             37,565
    Other equity                                1,442              (693)
    Retained earnings                         116,913            101,996
                                              157,875            138,349

Total liabilities and shareholders'
equity                                     $  187,175         $  166,645


See Notes to Condensed Consolidated Financial Statements
                       Mentor Corporation
                Consolidated Statements of Income
          Three Months Ended December 31, 1997 and 1996
                           (Unaudited)


(in thousands, except per share         1997             1996
data)

Net sales                             $  54,076         $  50,498
Costs and expenses:
  Cost of sales                          18,985            16,612
  Selling, general and
     administrative                      22,006            18,827
  Research and development                4,718             4,339
                                         45,709            39,778

Operating income                          8,367            10,720
  Interest expense                           (6)              (55)
  Interest income                           365               158
  Other income (expense)                    160               (63)
Income before income taxes                8,886            10,760
  Income taxes                            3,050             3,658

Net income                            $   5,836         $   7,102

Basic earnings per share              $     .23         $    .29
Diluted earnings per share            $     .22         $    .27

See notes to consolidated financial statements

                       Mentor Corporation
                Consolidated Statements of Income
          Nine Months Ended December 31, 1997 and 1996
                           (Unaudited)


(in thousands, except per share         1997             1996
data)

Net sales                            $  158,185        $   149,042
Costs and expenses:
  Cost of sales                          57,779             49,331
  Selling, general and
     administrative                      61,477             56,123
  Research and development               14,661             12,403
                                        133,917            117,857

Operating income                         24,268             31,185
  Interest expense                          (21)              (516)
  Interest income                         1,069                629
  Other income (expense)                    196               (180)
Income before income taxes               25,512             31,118
  Income taxes                            8,726             10,641

Net income                            $  16,786         $   20,477

Basic earning per share:              $     .67         $      .82
Diluted earning per share:            $     .64         $      .77

See notes to consolidated financial statements

                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1997 and 1996
                           (Unaudited)


(in thousands)                               1997                1996

Cash flows from operating activities       $  18,972            $   13,268

Cash flows from investing
activities:

    Sale of equipment, intangibles
      and other assets                          149                      3
    Purchase of property, equipment,
      and intangibles                       (10,487)                (8,553)
    Reduction of notes receivable               113                     56
    Investment in Marketing Partner          (7,006)                    _
                                          $ (17,231)           $    (8,494)

Cash flows from financing
activities:

      Exercise of stock options                2,101                 3,612
      Dividends paid                          (1,864)               (1,866)
      Reduction of long-term debt                 (9)                 (406)
      Expiration of puts                         146                   105
      Repurchase of common stock             (1,519)                (4,715)
                                               1,145                (3,270)
Increase (decrease) in cash, cash
  equivalents, and marketable
  securities                                    596                  1,504

Cash at beginning of period                   27,808                18,541

Cash at end of period                      $  28,404            $   20,045

See notes to consolidated financial statements

                           Mentor Corporation
          Notes to Condensed Consolidated Financial Statements
                            December 31, 1997

Note A

Inventories at December 31, 1997 and March 31, 1997 consisted of:

                          December 31      March 31
                                 (In thousands)

Raw materials             $    13,420    $     12,477
Work in process                 7,054           5,379
Finished goods                 28,136          20,349
                          $    44,761    $     38,205


Note B

Other assets at December 31, 1997 include the Company's equity investments in its marketing partners, PerImmune Holdings, Inc. and North American Scientific, Inc. (NASI). The PerImmune investment is valued at cost of $7 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities" the North American Scientific investment is carried at its fair market value of approximately $3.5 million. Unrealized gains, net of the related tax effect, are accounted for as a component of Other equity.

Note C

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to Statement 128 requirements.

Note D

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the nine months period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1997.
Note E

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


RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1997 increased 7% to $54.0 million, compared to $50.5 million the prior year. Growth was particularly strong in sales of urology products, increasing 13% compared to a year ago. Both disposable products for the management of urinary incontinence and penile implants aided in the increase. Plastic surgery products were flat compared to a year ago, while Ophthalmic products declined 11%. Ophthalmology sales should benefit in the future from sales of the MemoryLens, which received FDA approval on December 23, 1997. In addition, during the quarter the Company benefited by $2.8 million in shipments of the Contour GenesisTM tissue removal system.

Plastic surgery sales were affected by a small fire at the Company's Texas facility, which occurred on August 27th. The fire caused the shutdown of certain production departments in September and October. A further discussion of the fire is included in Cost of Sales.

                                 Sales by Principal Product Line

                       For the Three Months          For the Nine Months
                               Ended                        Ended
                           December 31,                  December 31,

                                   Percent                         Percent
                  1997      1996   Change       1997       1996    Change

Plastic surgery  $25,135  $25,319     (1)%   $ 79,903   $ 78,108       2%
General surgery    2,752       _     N/A        3,717          _      N/A
Urology           17,572   15,508     13%      49,190     44,220      11%
Ophthalmology      8,617    9,671    (11)%     25,375     26,714      (5)%
                 $54,076  $50,498      7%    $158,185   $149,042       6%

Cost of Sales

Cost of sales was 35.1% for three months ended December 31, 1997 compared to 32.9% for the same period last year.

The increase was related to costs associated with restoring full manufacturing capacity at the Company's Texas manufacturing facility following the previously reported fire, and the cost of other process improvements. The facility has been repaired and commenced production during October. The process improvement measures are ongoing.

The Company anticipates filing a business interruption insurance claim before the end of the fiscal year to recover these losses. However, there can be no assurance that any proceeds will be forthcoming or that the insurance will fully compensate for the losses incurred.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 40.7% of sales in the quarter compared to 37.3% in the previous year. The increase relates primarily to the Company's efforts in launching two new products, the Contour Genesis and the MemoryLens. During the quarter, there were two major trade shows where these products were shown.

Research and Development

Research and development expenses were 8.7% of sales for the third quarter, compared to 8.6% for the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. Other major studies underway include Urethrin, a product for treating urinary incontinence, and an alternate filler breast implant.

Interest and Other Income and Expense

Interest expense decreased $49 thousand in the quarter from the prior year. Interest income increased from $158 thousand last year to $365 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34.3% for the quarter, compared to 34.0% in the same period a year ago.

Net Income

Diluted earnings per share decreased to $.22 for the three months ended December 31, 1997, compared to $.27 last year, due to the increased selling, general and administrative expenses, and increases in cost of goods sold.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's working capital was $96 million compared to $88 million at March 31, 1997. The Company's working capital needs were provided from operations.

The Company generated $19 million of cash from operations during the nine months ended December 31, 1997, compared to $15 million the previous year. Lower net income in the current period was offset by reduced accounts receivables. In addition, last year's cash flow included the final payment of the Litigation Settlement Obligation, for $5.0 million.

The Company anticipates investing approximately $14 million in facilities and capital equipment in fiscal 1998. The majority of the expenditures will be to increase capacity at the Company's manufacturing facilities in Puerto Rico, Texas and Minneapolis.

During the first quarter of fiscal 1998, the Company entered into two new product alliances. As part of the agreement with North American Scientific for bracytherapy seeds for the treatment of prostate cancer, the Company took a $1 million equity position. Similarly, the Company has taken a $1 million equity position in PerImmunne, its marketing partner for a new bladder cancer test. In the third quarter, the Company made an additional investment of $5 million in PerImmunne in exchange for the rights to a potential bladder cancer treatment. In addition to the $5 million investment, the Company is obligated to provide $1 million per year for three years to help defray the cost of Phase III clinical trials for the bladder treatment product. The Company will also pay an additional $3 million as certain milestones are achieved.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of Common Stock. The shares purchased and retired under this program will be used to offset stock options previously granted to employees of the Company under existing stock option plans. During the first nine months of fiscal 1998, the Company repurchased 69,500 shares for consideration of $1.5 million.

The Company's principal source of liquidity at December 31, 1997 consisted of $28 million in cash and marketable securities plus $15 million available under its line of credit.


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


MENTOR CORPORATION
(Registrant)



DATE:     February 13, 1998        BY:   /s/ANTHONY R. GETTE
          Anthony R. Gette
            President and
            Chief Operating Officer



DATE:     February 13, 1998        BY:   /s/GARY E. MISTLIN
          Gary E. Mistlin
            Chief Financial Officer

EXHIBIT 11
                   MENTOR CORPORATION AND SUBSIDIARIES
          STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                             Three Months Ended       Nine Months Ended
                                December 31,            December 31,
                              1997        1996        1997        1996
Numerator:

  Net income                $  5,836    $  7,102    $ 16,786    $ 20,477
  Numerator for basic
    earnings per share -
    income available to
    common stockholders        5,836       7,102      16,786      20,477

  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed
    conversions             $  5,836    $  7,102    $ 16,786    $ 20,477

Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                    24,961      24,855      24,877      24,860

  Effect of dilutive
securities:
    Employee stock options     1,553       1,458       1,471       1,502

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and
      assumed conversions     26,514      26,313      26,347      26,362

Basic earnings per share    $    .23    $    .29    $    .67    $    .82
Diluted earnings per share  $    .22    $    .27    $    .64    $    .77