Form 10-Q/A
period 1997-12-31
MENTOR CORP /MN/
filed 1998-02-18
CIK 64892

1

                   SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.

                               FORM 10-Q/A


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


MENTOR CORPORATION
(Registrant)





DATE:     February 18, 1998        BY:   /s/ANTHONY R. GETTE
          Anthony R. Gette
            President and
            Chief Operating Officer



DATE:     February 18, 1998        BY:   /s/GARY E. MISTLIN
          Gary E. Mistlin
            Chief Financial Officer