Form 10-K/A
period 1998-03-31
MENTOR CORP /MN/
filed 1998-07-09
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 31, 1998

                   Commission File No. 0-7955

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 26, 1998 was $554,076,000.

Number of Shares of Common Stock outstanding on June 26, 1998:
25,045,289.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1998
Annual Meeting of Shareholders are incorporated by reference in
Part III in this Report on Form 10-K.

                             PART I

ITEM 1.   BUSINESS.

          This Annual Report on Form 10-K filed on behalf of Mentor Corporation ("Mentor" or the "Company") contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in this Annual Report and such other documents incorporated herein by reference are intended to identify forward-looking statements. These include statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. These also include statements regarding the regulatory and legal environment in which the Company operates and its assessment of risks associated therewith. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this Annual Report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Annual Report or in other documents filed by the Company with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. The Company assumes no obligation to publicly release any revisions to such forward-looking statements to reflect changes in events or circumstances after such dates.

General

          The Company develops, manufactures and markets a broad range of products for the medical specialties of plastic and reconstructive surgery, general surgery, urology and ophthalmology. Plastic surgery products include surgically implantable prostheses for cosmetic and reconstructive surgery, principally breast implants and tissue expanders. General surgery products includes capital equipment and disposable products used in soft tissue aspiration. Urologic products include disposable products for the management of urinary incontinence, surgically implantable prostheses, principally penile implants for the treatment of chronic male sexual impotence, and brachytherapy seeds for the treatment of prostate cancer. Ophthalmic products include intraocular lenses, used for replacement of a lens following cataract surgery, surgical equipment, primarily coagulators used to control bleeding during ophthalmic and other microsurgery, and diagnostic equipment, used to evaluate disorders of the eye.

     Corporate Organization

          Prior to this year, the Company was operated through wholly-owned subsidiaries which were organized around its three primary product groups: plastic surgery (through Mentor H/S, Inc.), urology (through Mentor Urology, Inc.) and ophthalmology (through
Mentor Ophthalmics, formerly known as Mentor O&O, Inc.).

          During fiscal 1998, the Company reorganized along functional lines, rather than product groups, enabling the Company to present a unified, single company image to its customers, as well as facilitate the sharing of technology and manufacturing expertise among its various locations. As a result, in August 1997, the Company formed Mentor Medical Inc. as a wholly-owned subsidiary and transferred to it all the sales and marketing functions, and related assets, from each of its product subsidiaries. Mentor H/S, Mentor Urology and Mentor Ophthalmics retained all of the assets related to the Texas, Minneapolis and Norwell, Massachusetts manufacturing facilities, respectively. These assets consisted primarily of leasehold improvements and manufacturing and research and development equipment. Mentor H/S was subsequently renamed Mentor Texas, Inc. Mentor Urology was changed to Mentor Minnesota, Inc.

     International Expansion

          During the 1990's, the Company has expanded its international presence through the establishment of direct sales offices in Europe, Asia and Australia. All of the offices are wholly-owned subsidiaries of Mentor Corporation. In fiscal 1991, the Company established its first four sales offices: Mentor Medical Systems Canada, Mentor Medical Systems UK, Ltd., Mentor Deutschland, GmbH, and Mentor Medical Systems, Pty, Ltd. (Australia). In fiscal 1996, the Company established Mentor France S.A. and Mentor Benelux B.V. In fiscal 1997, the Company opened two additional sales office subsidiaries: Mentor Medical Systems Iberica S.L. and Havas Medical B.V. In late fiscal 1998, the Company established a sales office in Japan: Mentor Japan K.K.

          In 1993, the Company established Mentor Medical Systems, B.V. in Leiden, the Netherlands, to further its expansion into the international marketplace. This is the Company's manufacturing and research and development facility outside of the United States.

     Acquisitions

          During the 1990's, the Company has completed several acquisitions relating to its urological and ophthalmological operations. These acquisitions include the purchase in 1990 of the assets of Teknar, Inc., a company which supplied diagnostic ultrasound equipment for the specialties of urology and the 1994 purchase of the intraocular lens business of Optical Radiation Corporation and ORC Caribe.

Principal Products and Markets

          The Company strives to utilize its product design and marketing capabilities, and its close working relationships with health care professionals, to introduce products which provide improved results for patients compared to existing treatment methods and which can potentially reduce the overall cost of the treatment. Following is a description of the Company's principal product lines and the markets for them.

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

          The Company produces a broad line of mammary prostheses, including saline filled implants and silicone gel filled implants. Mammary prostheses comprise over 90 % of total plastic surgery product sales. Saline filled breast implants accounted for approximately 80% of mammary prostheses sold in fiscal 1998.

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

General Surgery Products

          In September 1997, the Company began marketing the Contour Genesis, following FDA approval in July 1997. The Contour Genesis is an ultrasound assisted product used for the liquification and aspiration of soft tissues in general surgery and plastic and reconstructive surgery applications. While initial acceptance of the Contour Genesis has been favorable, the Company believes that a greater potential for the product exists in the area of liposuction. Liposuction, or the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction uses a metal cannula to sheer the fat. This requires the physician to exert a large amount of force to facilitate the procedure. In ultrasonic assisted liposuction, a generator sends ultrasonic waves through a probe which is inserted under the skin. The ultrasonic energy emulsifies the fat, which can then be easily aspirated away.

          In January 1998, the FDA approved the Company's Investigational Device Exemption to begin human clinical trials using the Contour Genesis for ultrasonic assisted liposuction. The Company is currently enrolling patients. There can be no assurance as to when, if ever, final approval will be given.

Urology Products

          The Company's Urology products fall into three general categories of products: impotence treatment, incontinence treatment, and cancer diagnosis and treatment products.

          Impotence Products. The Company's impotence products include a line of penile implants for the treatment of male sexual impotence and vacuum erection devices, used as a first line non-surgical treatment for impotence.

          Penile prostheses, which accounted for over 90 % of the Company's impotence sales in fiscal 1998, are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including two versions of hydraulic inflatable devices and two versions of a malleable prosthesis.

          For the past several years, alternative treatment methods for male impotence have become increasingly popular. These include injection drug therapy and vacuum erection devices. These modes of treatment have been used extensively as a first line of treatment due to their lower cost and less invasive nature. The Company began marketing a vacuum erection device in fiscal 1991.

          In April 1998, Pfizer Inc., a major pharmaceutical company, received FDA approval for the first oral drug treatment for impotence. Their product, Viagra, has received an enormous amount of media attention, due to its ease of use and purported efficacy. While the Company believes that the heightened interest in treating impotence may be beneficial to the Company in the long run, there may be a near term negative impact on sales as men who might be interested in an implant try Viagra instead.

          The Company expects that alternative treatment methods to permanent implants will remain an integral part of the marketplace in the future.

          Incontinence Products. The National Institute of Health estimates that, due to a variety of causes, ten million men, women and children in the United States suffer from urinary incontinence or retention -- the inability to control the flow of urine. The Company markets a broad range of incontinence products, including disposable products which help people manage their incontinence, and surgical products which aid in curing the problem.

          In the disposable products area, the Company produces several types of catheters, including intermittent self catheters, used by women, men and children to manage retentive incontinence, and male external catheters, including both latex and silicone models. These products are used in homes, hospitals and extended care facilities.

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

          Bladder neck suspensions and the pubovaginal sling are increasingly popular surgical procedures for women suffering from stress incontinence. In a suspension procedure, the bladder neck and proximal urethra are lifted and suspended by a pair of sutures attached to an anchor in the pubic bone. In April 1997, the Company began marketing the Cinch bone anchor system, used to anchor the sutures. In a pubovaginal sling procedure, a piece of material is placed underneath the urethra and suspended from the pubic bone, in a hammock-like fashion. This prevents the bladder neck from descending during coughing or other stressful exertion. In May 1998, the Company began marketing the Suspend for use in sling procedures. This product is made from Tutoplast-processed human fascia lata. The Tutoplast process inactivates pathogens such as HIV and Hepatitis B and C, while preserving the collagen matrix of the fascia, providing superior tensile strength characteristics.

          Cancer Products. In June 1997, the Company announced two strategic alliances to launch its efforts in the treatment of urologic cancers. The first alliance is with North American Scientific, Inc. ("NASI") which produces brachytherapy seeds for the treatment of prostate cancer. The conventional treatment for prostate cancer has been the radical prostatectomy. This is an invasive surgical procedure which involves the complete removal of the prostate. It involves a 2-3 day hospital stay. Due to the damage done to the urinary sphincter and penile nerves during surgery, impotence and incontinence are common side effects of the procedure.

          Brachytherapy treatment is a much less invasive procedure in which radioactive seeds, approximately the size of a grain of rice, are implanted directly into the prostate. 50-100 seeds are used in each procedure. Because the radiation exposure is limited to a small area, general radiation side effects are unusual with brachytherapy, and complication rates are lower than with a radical prostatectomy. The procedure can often be performed in an outpatient setting, thus reducing the cost of the overall procedure.

          NASI manufactures and ships the seeds, while the Company does all of the sales and marketing. Sales of this product began in January 1998.

          The second alliance is with Intracel Corporation in which Mentor will be the exclusive world-wide marketing partner for two of Intracel's bladder cancer products. The products were originally developed by PerImmune Holdings, Inc. PerImmune recently merged with Intracel. The first product is a bladder cancer test, the Accu-Dx. The product is a simple urine test which can be performed in the doctor's office. It is intended to be used in conjunction with cystoscopy to aid in the management of bladder cancer patients. This product was approved by the FDA in April 1997, and Mentor began sales in February 1998. In addition to the test, Intracel is developing a potential bladder cancer treatment. This product, BCI-Immune Activator, has demonstrated enhanced anti-tumor activity in the bladder. It has completed Phase I and II clinical trials, and will begin Phase III clinicals this spring. There can be no assurance as to when, or if, this product will be approved by the FDA.

Ophthalmology Products

          The Company's primary focus in ophthalmology is on cataract and glaucoma surgery. Cataract surgery, which involves the removal of a calcified lens in the eye and the implantation of an intraocular lens ("IOL"), is the most common surgical procedure performed in both the United States and the world.

          The Company produces a wide range of products related to cataract surgery, including diagnostic ultrasound equipment, disposable products used during the surgery, phacoemulsification to remove the cataract and IOLs.

          In November 1996, the Company introduced its next generation diagnostic ultrasound device, the Advent A/B. The Advent aids in the diagnosis of the cataract and other disorders of the eye, and helps determine the prescription strength of the IOL to implant. The Advent offers many features not found in combination on existing ophthalmic ultrasound equipment, including multi-frequency images of the complete eye, a 9" monitor with split screen, instant multiple diopter calculations and pan and zoom of both live and frozen images.

          Disposable ophthalmic products include coagulators to control bleeding during surgery. This is accomplished by equipment which generates radio frequency energy and a hand-held instrument which delivers it to the surgical site. The Company also sells lint free surgical wipes and sponges, diamond blades and knives, and titanium instruments such as forceps and needle holders.

          In February 1997, the Company began marketing the Mentor SIStem phacoemulsifier, a totally redesigned and upgraded version of the Company's first phacoemulsifier. This product incorporates many advanced features, including a unique fluidics system for enhanced hydrodynamic control and a closed aspiration system for instant vacuum control. Unlike most competing products, the fluidics system is external to the equipment, preventing possible contamination.

          In October 1994, the Company acquired the IOL product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare. The Company markets two types of IOLs: a fixed, hard plastic lens, and proprietary foldable lens, the MemoryLensr.
The MemoryLens has been available internationally since early 1996. It was approved by the FDA for sale in the United States in December 1997. The market for IOL's has been shifting rapidly from fixed lenses to foldable ones, which can be implanted through a smaller incision. The MemoryLens is the first and only lens to be prerolled at the factory, thereby facilitating the surgical procedure.

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


                                         Year Ended March 31,
                              1998               1997               1996
                                        (Dollars in thousands)

                         Amount   Percent   Amount   Percent   Amount   Percent
Plastic surgery
products               $107,160       50%  $106,970      53%   $89,215      50%
General surgery
products                  5,289        2%      -          -       -          -
Urology products         67,818       32%    59,824      29%    54,127      30%
Ophthalmology products   35,029       16%    36,574      18%    34,474      20%
                       $215,296      100%  $203,368     100%  $177,816     100%

Marketing

          The Company employs four specialized domestic sales forces for its cosmetic surgery, urologic implants, disposable incontinence and ophthalmology product lines, respectively. Each group provides product orientation and support and related service to physicians, nurses and other health care professionals. In addition, this allows the Company to maintain active and continuous communication with leading health care professionals in order to identify emerging growth markets and opportunities for improved products and product extensions.

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

          The Company exports most of its products, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's own foreign direct international sales offices. For the years ended March 31, 1998, 1997 and 1996, export sales to distributors were $29,300,000, $29,437,000 and $26,223,000, respectively. In addition, $26,489,000, $20,526,000 and $14,140,000 in sales
respectively, were from the Company's direct international offices.

          The Company's domestic sales and foreign sales are approximately equal in profitability. Other than sales through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not constituted significant risks.

          The Company has eight international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia, Spain and Japan. The Spain office was opened in fiscal 1997, while Japan was established late in fiscal 1998. These offices warehouse product and sell through a direct sales force in each country. The offices currently sell primarily cosmetic and reconstructive surgery implants and urology implants. Sales are made in the local currency of the host country. The Company feels that a local presence in key countries will help the Company to capitalize on the growing international market for medical products.

          In general, the Company maintains sufficient inventories of finished goods both domestically and internationally to support immediate shipment of products upon receipt of a customer's order. From time to time, however, a back-order situation may develop due to increased demand for a product or special circumstances, such as regulatory restrictions or physical damage to the plant. See "Manufacturing".

          During the fiscal year ended March 31, 1998, no customer accounted for more than 10% of the Company's revenues.

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

          In the ophthalmic device market, companies compete primarily on the basis of product quality and technology, service, reliability and price. By offering unique, proprietary products and a broad range of niche products, the Company believes that it will be able to compete against larger companies. Various competitors include Allergan, Inc., Alcon Laboratories Inc., a subsidiary of Nestle S.A., Bausch & Lomb, Inc., Pharmacia, Upjohn, Inc. and Staar Surgical Company.

          While the Company believes it competes successfully in its markets, many of its competitors have substantially greater financial, technological and marketing resources.

Government Regulation

          General

          As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with good manufacturing practices. These agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, process validation, testing, quality control and product labeling. These regulations depend heavily on administrative interpretation by the various agencies, and can be influenced by adverse publicity and political pressure. There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. A determination that the Company is in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief, consent decrees, product recalls or product seizures.

          Medical Device Amendments of 1976

          Under the "Medical Device Amendments of 1976" (the "Medical Device Act"), the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance;
(iii) require test data approval prior to clinical evaluation of human use; (iv) permit detailed inspections of device manufacturing facilities; (v) establish "good manufacturing practices" ("GMP") that must be followed in device manufacture;
(vi) require reporting of product defects to the FDA; and (vii) prohibit device exports that do not comply with the Medical Device Act unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health. All of the Company's products are "medical devices intended for human use" within the meaning of the Medical Device Act and are, therefore, subject to FDA regulation.

          The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (premarket approval application ("PMAA") before commercial marketing). Class III devices are the most extensively regulated because the FDA has determined they are life-supporting, are of substantial importance in preventing impairment of health, or present a potential unreasonable risk of illness or injury. Class III devices require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's plastic surgery and urology implants, along with intraocular lenses, are in Class III, while most of its disposable incontinence and other ophthalmology products are in Class I.

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

          The FDA stated it was denying the pending applications for the use of silicone gel-breast implants for augmentation but would provide for the continued availability of the implants for reconstruction purposes on the basis of a public health need. In order to obtain silicone gel filled implants for use in reconstruction, women were enrolled, beginning in 1993, in clinical studies for future follow-up. Patients were required to sign an informed consent form and physicians had to certify that saline implants were not a satisfactory alternative. The Company continues to ship these products under the terms of this clinical study.

          In 1993, the FDA published proposed guidelines for PMAA's on the Company's hydraulic inflatable penile prostheses and saline filled breast implants. For saline implants, the FDA has published a schedule which permits the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1998. The Company has submitted all required data to date (primarily laboratory tests and manufacturing data) and intends to submit the remaining data for its PMAA's in a timely fashion, which it expects will be by the end of the calendar year. FDA approval, however, cannot be assured. Should the Company's PMAAs be denied, it would have a material adverse effect on the Company's operations and financial position.

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

          Additional Regulations

          The Safe Medical Device Act of 1990 (the "Act") affects medical device manufacturers in several areas, including post-market surveillance and device tracking procedures. The Act is the first major change to the Federal Food, Drug and Cosmetic Act since the 1976 Amendments. The Act gives the FDA expanded emergency recall authority, requires that a summary be made available of the safety and effectiveness in the 510(k) process and adds design validation as a requirement of Good Manufacturing Practices. The Act also grants the FDA the authority to require manufacturers to conduct post-market surveillance on most permanent implants and devices that potentially present a serious risk to human health.

          The Company is positioning itself for the changing international regulatory environment. The Company is currently in the process of obtaining a "CE" mark for all of its products. The CE mark is obtained by demonstrating compliance with the quality system standards developed by the International Standards Organization ("ISO") and for medical device manufacturers, the medical Device Directive promulgated by the European Union.
These standards are defined under the ISO 9000, 9001 and 9002 and EN46001 regulations. After June 1998, manufacturers may not sell to members of the European Union products which do not bear a CE mark. All of the Company's products currently bear a CE mark, with the exception of several minor ophthalmic products. The Company expects to complete the CE marking of all of its products by the end of calendar 1998.

          Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

          Texas Facility Review

          In June 1995, Mentor H/S's Texas facility was audited by the FDA. As a result of that audit, they received an FD483, "list of observations". These observations dealt primarily with validation of manufacturing processes and follow-up on product complaint evaluations. Mentor H/S responded to the FD483 in August 1995. In February 1996, the FDA issued Mentor H/S a warning letter, concluding that they had not satisfactorily addressed the inadequacies noted in the FD483. Specifically, the FDA disagreed with the method by which the Company had performed its initial validations of the Texas facility. To address the warning letter, the FDA required a comprehensive GMP audit by an outside expert consultant, approved by the FDA, be completed by July 12, 1996. The President of Mentor H/S was also required to certify, in a letter to the FDA, that he had reviewed the consultant's report and had initiated or completed all corrections called for in the report. For those issues which were not complete, primarily the re-validation of the manufacturing process, a time frame for completion was submitted. A copy of the audit by the consultant was also to be included with the letter. Both the letter and the report were submitted prior to July 12, 1996.

          In August 1997, the FDA returned to the Texas facility to perform a comprehensive GMP audit, which included reviewing the Company's progress in completing the remaining items contained in the 1996 warning letter. While the Company had completed a substantial amount of such items, the re-validation effort had not been completed within the time frame outlined in the 1996 report. In December 1997, the Company developed a new timeline for completion of these items, which included quarterly meetings with the FDA to discuss the Company's progress. In May, 1998, subsequent to the end of the fiscal year, the Company entered into a voluntary consent decree with the FDA, under which the Company agreed to complete the re-validations in the agreed upon timeframe. The consent decree also calls for the Company to hire an outside expert consultant, which has been retained. By July 5, 1998, the consultant must conduct a comprehensive GMP audit of the Texas facility and submit a detailed written report to the FDA on its findings. The consultant shall repeat the audit on an annual basis. The Company must also establish procedures for a continuous corrective action program and to ensure that all validated processes remain validated over time. Should the Company fail to complete these items in a timely manner, the consent decree allows the FDA to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed. While the Company believes that it will be able to complete such items in the necessary timeframe, there can be no assurance that such timeframes can actually be met.

          Environmental Regulation

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

          These types of programs can potentially limit the amount which health care providers may be willing to pay for medical products. In the past, the Company has encountered instances in which reimbursement for some of its products, particularly its hydraulic inflatable penile prosthesis, was denied. In the majority of cases, the Company has successfully obtained reinstatement of reimbursement for these products. In other areas, particularly intraocular lenses, reimbursement rates have been declining over the last few years. Denial of reimbursement and/or limitations on the amount third party payors are willing to pay will, most likely, have a detrimental effect on sales of the affected products.

Product Development

          At March 31, 1998, the Company employed 113 people engaged in full-time research and development. The Company is working to develop new or improved products in many of its principal product lines, including general surgery and ophthalmology. In addition, the Company has committed to help fund the Phase III clinical trials for the BCI-Immune Activator bladder cancer treatment. The trials are being conducted by Intracel. The Company will pay $1 million per year for three years, plus an additional $3 million based on the achievement of certain milestones.

          The Company believes its future growth will continue to depend in part upon the introduction of new products that provide superior benefits, command premium prices and have significant growth potential. The Company works closely with health care professionals to ascertain their needs and concerns and those of their patients.

          During fiscal 1998, 1997 and 1996, the Company spent a total of $19,318,000, $17,449,000 and $13,379,000 respectively, for research and development.

Patents and Licenses

          It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, ultrasonic assisted soft tissue aspiration, disposable catheters and disposable coagulators.

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

Product Liability and Warranties

          The Company attempts to conduct its product development, manufacturing, marketing and service and support activities with careful regard for the consequences to patients. The Company occasionally receives communications from surgeons or patients with respect to various products claiming the products are defective and have resulted in injury to the patient. It is the Company's policy to replace any products claimed to have malfunctioned within a reasonable time after sale. In the case of the Company's inflatable penile prostheses, the Company will replace a unit after implantation upon request of the surgeon for any reason. For the saline filled mammary prosthesis, the Company will provide a no charge replacement in the event the prosthesis deflates. In certain circumstances, the Company will provide financial assistance to defray the costs of a reoperation. The Company provides a limited warranty on certain of its capital equipment products, such as the Contour Genesis, against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

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

          In the mid 90's, certain suppliers of raw materials, such as Dow Corning, DuPont and others, announced that they would no longer supply implant or medical grade materials for products in several markets related to reproduction, contraception, obstetrics or cosmetic surgery, due to what they perceived as a product liability risk in excess of the potential economic benefits of providing these materials. Certain of the Company's products, principally breast implants and penile implants, incorporated materials supplied by these companies. Under guidelines established by the FDA, the Company has been successful in replacing these materials with those being offered by other companies willing to supply device manufacturers. The price the Company pays for many of these replacement materials is substantially higher than with its previous vendors. These sources of supply are relatively new, and there can be no assurance that they will be able to supply the Company in the quantities needed, or that regulatory or other delays will not cause a disruption in sales of affected products. The Company believes its supply of raw materials is adequate for the current fiscal year.

Employees

          As of March 31, 1998, the Company employed 1,612 people of whom 1,108 were in manufacturing, 320 in sales and marketing, 113 in research and development and 71 in finance and administration. None of the Company's employees are represented by a union. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.


ITEM 2.   PROPERTIES.

          The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (161,965 square feet). The Company leases additional office manufacturing and warehouse facilities in Santa Barbara, California (78,000 square feet), Mounds View, Minnesota (20,000), Irving, Texas (139,109 square feet), Norwell, Massachusetts (57,000 square feet), Cidra, Puerto Rico (47,000 square feet) and Leiden, the Netherlands (15,000 square feet). The Company's international sales offices lease office and warehouse space ranging from 1,000 to 5,500 square feet. All leases have terms ranging from one to fifteen years, renewable on terms the Company considers favorable.

          The Company believes its facilities are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate any future expansion as necessary.


ITEM 3.   LEGAL PROCEEDINGS.

          Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in products liability litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June, 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions, and deductibles which the Company believes to be appropriate.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company , as well as the ages as of June 26, 1998, are listed below, followed by brief accounts of their business experience and certain other information.

Name                   Age  Position

Christopher J. Conway  59   Chairman of the Board, Chief
                            Executive Officer and Director
Anthony R. Gette       42   President, Chief Operating Officer,
                            Secretary and Director
Malcolm Boddy          56   President, Mentor Manufacturing
                            Operations Division
Gary E. Mistlin        46   Vice President, Finance/Treasurer
                            and Chief Financial Officer
Bobby K. Purkait       48   Vice President, Research &
                            Development
Ramona E. Schwab       37   Vice President, Human Resources


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

          Mr. Boddy joined the Company in July 1997 as Senior Vice President of Manufacturing Operations. He was promoted to President, Mentor Manufacturing Operations Division in February 1998. From 1994 to 1997 he was Vice President, Operations of the Renal Products Division of National Medical Care, a subsidiary of W.R. Grace & Co.

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

Year Ended March 31, 1998               High      Low
Quarter ended June 30, 1997             29 5/8    19 1/4
Quarter ended September 30, 1997        33 3/4    29
Quarter ended December 31, 1997         40 1/8    30 1/2
Quarter ended March 31, 1998            36 5/8    24 1/8

Year Ended March 31, 1997               High      Low
Quarter ended June 30, 1996             27 3/16   20 7/8
Quarter ended September 30, 1996        32        25
Quarter ended December 31, 1996         29 1/2    21 3/8
Quarter ended March 31, 1997            30        21 5/8


(b) As of June 26, 1998 there were 1,800 holders of record of the Company's Common Stock.

(c) In fiscal 1998 and fiscal 1997, the Company declared and paid a quarterly dividend of $0.025 per share of Common
Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.


                                            Year Ended March 31,
(in thousands, except per
share data)
                                1998       1997     1996      1995      1994
Statement of Income Data:
Net sales                     $215,296  $203,368   $177,816  $146,394   $123,586
Gross profit                   137,566   135,907    117,550    93,598     81,131
Operating income                34,688    42,281     37,121    27,043     19,984
Income before income taxes      36,329    42,446     36,140    24,221     16,844
Net income                    $ 23,897  $ 27,870   $ 23,819  $ 15,773   $ 11,005

Basic earnings per share      $   0.96  $   1.12   $    .99  $    .73   $    .52
Diluted earnings per share    $   0.91  $   1.06   $    .91  $    .67   $    .49
Dividends per common share    $    .10  $   0.10   $   0.10  $  0.075   $     _
Average outstanding shares:
    Basic                       24,894    24,863     24,163    21,640     21,356
    Diluted                     26,330    26,349     26,412    25,306     24,542

Balance Sheet Data:
Working capital               $ 94,907  $ 88,171   $ 70,135  $ 53,745   $ 39,721
Total assets                   201,373   166,645    149,618   128,760    120,750
Long-term debt, less current
portion                             -          8         58    24,655     25,386
Shareholders' equity          $164,685  $138,349   $116,495  $ 71,114   $ 54,653


SALES BY PRINCIPAL PRODUCT
                      LINE
                                        Year Ended March 31,
(in thousands)              1998            1997                1996
                       Amount   Percent  Amount    Percent   Amount    Percent
Plastic Surgery
Products             $107,160      50%    $106,970      53%   $ 89,215       50%
General Surgery
Products                5,289       2%        -          -           -        -
Urology Products       67,818      32%      59,824      29%     54,127       30%
Ophthalmology
Products               35,029      16%      36,574      18%     34,474       20%
                     $215,296     100%    $203,368     100%   $177,816      100%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                        Year Ended March 31,
                                        1998     1997    1996
Net sales                              100.0%    100.0%   100.0%
Cost of sales                           36.1      33.2     33.9
Selling, general and administrative     38.8      37.4     37.7
Research and development                 9.0       8.6      7.5

Operating income                        16.1      20.8     20.9
Interest income (expense), net            .6        .2     (0.4)
Other expense                             .2      (0.1)    (0.2)

Income before income taxes              16.9      20.9     20.3
Income taxes                             5.8       7.2      6.9

Net income                              11.1%     13.7%    13.4%


RESULTS OF OPERATIONS

Sales

Sales for fiscal 1998 increased from $203.4 million in 1997 to $215.3 million, an increase of 6%. Sales of urology products increased 13%, as both sales of disposable incontinence products and penile implants increased over the prior year. Included in urological product sales was approximately $700 thousand in brachytherapy seeds, a product which is used to treat prostate cancer, and which was introduced in January 1998. Ophthalmic product sales decreased 4% over the prior year. Increased international sales of the MemoryLens foldable intraocular lens, coupled with the United States launch of the MemoryLens in January 1998, following FDA approval, were offset by significant declines in sales of fixed intraocular lenses. Plastic surgery products sales were relatively unchanged from the prior year. Plastic surgery product sales were affected by a small fire at the Company's Texas facility, which occurred in August 1997. The fire caused the shutdown of certain production departments in September and October. See "Cost of Sales". As a result, the Company was temporarily unable to meet all of its demand for certain mammary implants, especially silicone-gel filled products. Production was back to normal levels by the end of the fiscal year, although significant backorders still existed as of that date. During the second quarter of fiscal 1998, the Company introduced its first general surgery product, the Contour Genesis soft tissue aspiration system. The Contour Genesis, and related accessories, generated $5.3 million in sales for fiscal 1998.

Sales for fiscal 1997 increased from $177.8 million in 1996 to $203.4 million, an increase of 14%. Growth was particularly strong in sales of plastic surgery products, up 20% over the prior year, attributable to both unit growth in the market and market share gains. Sales of urology products increased 11%, as improved sales of disposable incontinence products accelerated growth over the prior year. Ophthalmic product sales increased 6% over the prior year, primarily due to increased international sales of the MemoryLens.

The Company's export sales to unaffiliated customers accounted for 14%, 14% and 15% of net sales in the fiscal years ended March
31, 1998, 1997 and 1996, respectively. In addition, 12%, 10% and
7% in sales respectively, were from the Company's direct international sales offices.

Over the three fiscal years ended March 31, 1998, sales increases have been primarily the result of increased unit sales and a shift to higher priced products. General selling price increases have not been significant in recent years.

Cost Of Sales

Cost of sales was 36.1% of net sales for fiscal 1998, compared to 33.2% for the prior year. The increase was primarily related to a Company's previously reported fire at fire at the Company's Texas manufacturing facility. Several production areas were affected by the fire and many of the production departments were shut down for the month of September, and, depending on the department, in October and November. The higher level of cost of sales for the year was caused by unabsorbed overhead due to a lack of production, combined with inefficiencies upon production startup.

The Company filed an insurance claim at the end of the year for property damage repair, loss of inventory destroyed by the fire and business interruption. Based on an initial progress payment of $1 million and representations from the insurance carrier, the Company recorded $1.6 million in fiscal 1998 to cover property damage losses. An additional $1.6 million to offset business interruption losses was recorded as a reduction to the cost of sales in the fourth quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company settled its claim with the insurance carrier for a total of $6 million. The additional $2.8 million not already accounted for in fiscal 1998 will be included in the results for fiscal
1999. This amount will be used to offset continuing extra expenses resulting from the fire.

In addition, during fiscal 1998 the Company began to spend a significant amount of funds in re-validating its manufacturing processes at its Texas facility. In 1996, the Food and Drug Administration ("FDA") issued the Texas facility a warning letter, citing several inadequacies in the Company's adherence to FDA Good Manufacturing Practices. The FDA was specifically concerned with the method by which the Company had performed its initial validation of the manufacturing processes in the Texas facility. The Company agreed to re-validate the facility, as well as correct the other items in the warning letter, and in July, 1996, submitted to the FDA a schedule for completion of these items. In August 1997, the FDA returned to the Texas facility to perform a comprehensive GMP compliance audit, which included reviewing the Company's progress in completing the remaining items contained in the 1996 warning letter. While the Company had completed a substantial amount of items, the re-validation effort had not been completed within the time frame outlined in the July 1996 schedule. In December 1997, the Company developed a new timeline for completion of these items, which included quarterly meetings with the FDA to discuss the Company's progress. The Company has committed a variety of resources to the re-validation and GMP compliance effort, including the hiring of additional staff, use of outside consultants and extensive testing of work in process and finished goods. In May, subsequent to the fiscal year end, the Company entered into a voluntary consent decree with the FDA, which, among other things, requires the Company to complete the re-validations in the timeframe set forth in the decree. Should the Company fail to complete these items in a timely manner, the consent decree allows the FDA to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed. While the Company believes that it will be able to complete such items in the necessary timeframe, there can be no assurance that such timeframes can actually be met.

Cost of sales was 33.2% of net sales for fiscal 1997, compared to 33.9% for the prior year. The Company continued to work on a variety of efficiency enhancements at each of its facilities. In addition, the improvement in the cost of sales was aided by a greater proportion of higher margin products in the sales mix, as well as the discontinuation of several low margin ophthalmic diagnostic products.

Selling, General and Administrative

Selling, general and administrative expenses increased to 38.8% of net sales in fiscal 1998, compared to 37.4% the prior year.
The increase relates primarily to the Company's efforts in launching two new products, the Contour Genesis and the MemoryLens.

Selling, general and administrative expenses decreased to 37.4% of net sales in fiscal 1997, compared to 37.7% in the previous year. A small increase in sales and marketing expense, due to new product introductions, was offset by productivity increases in administrative areas.

Research and Development

Research and development expenses were 9.0% of net sales in fiscal 1998, up from 8.6% the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its silicone gel filled breast implants, saline breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. In addition, the Company spent development dollars on the Contour Genesis soft tissue aspiration system and related disposables, and the MemoryLens, both introduced in fiscal 1998.

The Company expects to complete the work on its saline filled breast implant PMAAs and submit the data to the FDA in fiscal
1999.

Research and development expenses were 8.6% of sales in fiscal
1997, compared to 7.5% in fiscal 1996. The increases were primarily related to development of the Contour Genesis, the Advent A/B ophthalmic ultrasound and the Mentor SIStem phacoemulsifier. The later two products were introduced in 1997.

Interest and Other Income and Expense

Interest expense was $27 thousand in fiscal 1998, a decrease from $559 thousand in fiscal 1997. During fiscal 1997, the Company paid the remaining portion of its monetary obligations ("Obligation") under the terms of its fiscal 1994 agreement settling breast implant claims against the Company. This had accounted for $383 thousand of interest expense in 1997.

Interest income increased to $1.4 million in 1998 from $812 thousand in fiscal year 1997, resulting from higher cash balances. Other income and expense primarily includes gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations.

Interest expense was $559 thousand in fiscal 1997, a decrease from $1.1 million in fiscal 1997. Due to the conversion of the 6 3/4% Convertible Subordinated Debentures in fiscal 1996, there was no interest expense incurred in 1997, compared to $250 thousand in fiscal 1996. Included in interest expense for the year was $383 thousand in imputed interest on the Obligation, a decrease from $727 thousand the prior year. The Obligation was paid in full in fiscal 1997.

Interest income increased to $812 thousand in 1997 from $440 thousand in fiscal 1996, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 34% for fiscal
1998, 1997 and 1996.

Net Income

Diluted earnings per share in fiscal 1998 were $.91, compared to $1.06 in fiscal 1997. Increased sales were offset by higher costs, primarily related to the Texas manufacturing facility.

Inflation

The Company does not believe inflation has had a material impact on the Company's operations over the three year period ended
March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the three years ended March 31, 1998, liquidity needs have been satisfied principally by cash flow from operations.

At March 31, 1998, working capital was $94.9 million compared to $88.2 million the previous year. The Company generated $26.5 million of cash from operations during fiscal 1998, compared to $26.4 million the previous year. Lower net income and higher growth in inventory were offset by reduced growth in receivables and an increase in accounts payable.

During fiscal 1998 the Company spent $17.9 million on capital expenditures and intangibles. The majority of the funds were for capacity expansion in manufacturing facilities, primarily Puerto Rico and Minneapolis, and equipment and data processing hardware and software. The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 1999.

During fiscal 1998, the Company had available to it $15 million under a secured line of credit. Borrowings accrue interest at the prevailing prime rate. The line of credit includes certain covenants which, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of
 .25% is paid on the unused portion of the credit line. There were no borrowings under the agreement in fiscal 1998, nor any balance outstanding at March 31, 1998. In fiscal 1999, the annual commitment fee will be reduced to .125%.

During the first quarter of fiscal 1998, the Company entered into two new product alliances. As part of an agreement with North American Scientific Inc. ("NASI"), the Company invested $1 million in NASI common stock. The Company is the exclusive distributor of brachytherapy seeds manufactured by NASI for the treatment of prostate cancer. Similarly, the Company has invested $6 million in Intracel, its marketing partner for a new bladder cancer test and potential bladder cancer treatment. The Intracel agreement also requires the Company to pay $1 million a year for three years to defray the costs of the clinical trials for the cancer treatment product, beginning in January 1998, as well as pay an additional $3 million upon the completion of certain milestones. The Company expects to pay the first milestone payment of $1 million in fiscal 1999.

The Company's Board of Directors has authorized an ongoing stock repurchase program. It is the general philosophy of the Company to repurchase a similar number of shares, subject to market conditions and cash availability, as are issued for the exercise of stock options previously granted to employees of the Company under existing stock option plans. During fiscal 1998 the Company repurchased 169,500 shares for an aggregate consideration of $4.1 million. During fiscal 1997, 295,000 shares were repurchased for $6.9 million.

The Company's principal source of liquidity at March 31, 1998 consisted of $27.9 million in cash and short term marketable securities plus $15.0 million available under the existing line of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 1999.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to determine the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to operations, including temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company utilizes a variety of programs across its various domestic and international entities for its core systems of distribution, finance and manufacturing. The Company has completed an assessment of its core software. While it has determined that the majority of these systems are Year 2000 compliant, it will have to modify certain portions of some of the these systems in order for them to function properly with respect to dates in the year 2000 and thereafter. Because the Company's computer programs consist predominantly of packaged software for which the majority of the vendor's offer a Year 2000 upgrade, and the Company believes that it can implement the necessary modifications primarily using the Company's personnel, the cost of the Year 2000 software upgrade is not expected to have a material impact on the Company's results of operations, liquidity or capital resources.

It is anticipated that the Year 2000 project will be completed not later than the middle of calendar 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to the existing core computer systems, the Year 2000 Issue will not pose a significant operational problem. However, if such modifications are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

In addition, each company the Company conducts business with, such as banks, payroll processors, vendors and customers, must address their own Year 2000 issue. While the Company can take certain steps to assess the compliance status of these entities, it cannot insure that all of these will eventually be compliant. This may affect the ability of the Company, among other things, to obtain critical supplies or receive payment on outstanding invoices. Depending on the extent of such issues, this could have a material adverse effect on the Company's results of operations and liquidity.

The costs of the project and the date on which the Company believes it will complete the Year 2000 project are based on management's best estimates, which assume certain future events, including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the effectiveness of the upgrades received from the Company's software vendors at addressing the Year 2000 issue, the results of the in-progress assessment and similar uncertainties.

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

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and recordkeeping procedures for medical devices. The process of obtaining marketing clearance from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of penalties, product recalls, consent decrees or product seizures.

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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1998 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1998.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


(a)(1)    Consolidated Financial Statements

          Report of Independent Auditors

          Consolidated Statements of Financial Position as of March 31, 1998 and 1997

          Consolidated Statements of Income for the Years Ended March 31, 1998, 1997, and 1996

          Consolidated Statements of Changes in Shareholders'
          Equity for the Years Ended March 31, 1998, 1997, and
          1996

          Consolidated Statements of Cash Flows for the
          Years Ended March 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements


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

(a)(3)    List of exhibits:

          3(a)
          Composite Restated Articles of Incorporation of the
          Company. (1)

     3(b) Composite Restated Bylaws of the Company.(2)

               10(a)     Mentor Corporation Restated 1987 Non-
               Statutory Stock Option Plan and Agreement -
               Registration Statement No. 33-25865.(8)(10)

               10(b)     Mentor Corporation 1991 Stock Option
               Plan - Registration Statement No. 33-48815.(9)(10)

               10(c)     Stock Option Agreement, dated September
               21, 1988, between Mentor Corporation and Anthony
               R. Gette.(2)(10)

               10(d)     Lease Agreement, dated November 9, 1989,
               between Mentor Corporation and Skyway Business
               Center Joint Venture.(3)
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (continued)


               10(e)     First Amendment to Lease Agreement,
               dated December 1, 1993, between Mentor corporation and Skyway Business Center Joint Venture. (6)

               10(f)     Credit Agreement, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California (7)

               10(g)     $15,000,000 Revolving Note, dated May
               22, 1995, between Mentor Corporation and Sanwa
               Bank California (7)

               10(h)     Security Agreement, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California  (7)

               10(i)     Guarantor Security Agreement, dated May
               22, 1995, between Mentor Corporation and its subsidiaries and Sanwa Bank California (7)

               10(j)     Guaranty Agreement, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California (7)

               10(k)     Contribution Agreement, dated May 22,
               1995, between Mentor Corporation and Sanwa Bank
               California (7)

               10(l)     Inter-Company Note, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California  (7)

               10(m)     Lease Agreement, dated July 23, 1990,
               between Mentor Corporation and SB Corporate
               Center, Ltd.(4)

               10(n)     Employment Agreement, dated August 5,
               1994, between Mentor O&O, Inc. and William M.
               Freeman. (7)(10)

               10(o)     Employment Agreement, dated October 30,
               1997, between Mentor Corporation and Malcolm
               Boddy. (10)

     21   Subsidiaries of the Company

     23   Consent of Independent Auditors

     27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (continued)

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

(5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-
     7955.

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-
     7955.

(7) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-
     7955.

(8)  Incorporated by reference to the post effective amendment
     No. 1 to Registration Statement on Form S-8, Registration
     No. 33-25865.

(9)  Incorporated by reference to Registration Statement on Form
     S-8, Registration No. 33-48815

(10) Management contract or compensatory plan or arrangement.

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 1998 and 1997, and the consolidated statements of income and cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP


Los Angeles, California
May 5, 1998


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


(dollars in thousands)                                    March 31,
Assets                                                 1998      1997
Current assets:
  Cash and equivalents                               $ 16,334  $ 16,156
  Marketable securities                                11,603    11,652
  Accounts receivable, net of allowance for doubtful
     accounts of $2,798 in 1998 and $2,403 in 1997     40,209    37,961
  Inventories                                          44,632    38,205
  Deferred income taxes                                 6,619     6,282
  Other                                                 8,144     5,502
Total current assets                                  127,541   115,758

Property and equipment, net                            39,423    31,328
Intangibles, net                                        5,530     4,616
Goodwill, net                                          13,619    14,218
Long-term marketable securities and investments        14,806         -
Other assets                                              454       725
                                                     $201,373  $166,645
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued liabilities           $ 30,625  $ 26,819
  Income taxes payable                                  1,325        90
  Dividends payable                                       634       628
  Short-term bank borrowings and current
       portion of long-term debt                           50        50
Total current liabilities                              32,634    27,587

Long-term deferred income taxes                         4,054       701
Long-term debt                                              _         8

Shareholders' equity:
  Common Stock, $.10 par value: Authorized-
     50,000,000 shares; Issued and outstanding --
     25,020,690 shares in 1998;                         2,502     2,481
     24,806,748 shares in 1997
  Capital in excess of par value                       35,189    34,565
  Cumulative translation adjustment                    (1,404)     (693)
  Unrealized gain on investments                        5,000         -
  Retained earnings                                   123,398   101,996
                                                      164,685   138,349
                                                     $201,373  $166,645
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended March 31,
(in thousands, except per share data)   1998      1997      1996
Net sales                             $215,296  $203,368  $177,816
Costs and expenses:
  Cost of sales                         77,730    67,461    60,266
  Selling, general and
    administrative                      83,560    76,177    67,050
  Research and development              19,318    17,449    13,379
                                       180,608   161,087   140,695
Operating income                        34,688    42,281    37,121
  Interest income                        1,362       812       440
  Interest expense                         (27)     (559)   (1,092)
  Other income (expense)                   306       (88)     (329)
Income before income taxes              36,329    42,446    36,140
  Income taxes                          12,432    14,576    12,321
Net income                            $ 23,897  $ 27,870  $ 23,819
Net income per share:
  Basic earnings per share            $    .96  $   1.12  $    .99
  Diluted earnings per share          $    .91  $   1.06  $    .91

See notes to consolidated financial statements.


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY

                                  Common Shares
                                          Common            Unrealized
                                          Stock   Capital    Gain and
                                Common     $.10  in Excess  Cumulative
                                Shares     Par     of Par   Translation Retained
(in thousands)               Outstanding  Value    Value    Adjustment  Earnings
Balance April 1, 1995            21,796   $2,180   $ 13,941 $   (283)  $ 55,276

Exercise of stock options           361       36      2,053
Income tax benefit arising
from the exercise of stock
options                                               1,073
Repurchase of common shares        (222)     (22)    (3,447)
Shares issued upon
conversion of Convertible
Subordinated Debentures           2,926      292     24,220
Dividends declared ($.10 per
share)                                                                   (2,481)
Foreign currency translation
adjustment                                                      (162)
Net income                                                               23,819
Balance March 31, 1996           24,861   $2,486   $ 37,840   $ (445)  $ 76,614

Exercise of stock options           241       24      1,610
Income tax benefit arising
from the exercise of stock
options                                               2,034
Repurchase of common shares        (295)     (29)    (6,919)
Dividends declared ($.10 per
share)                                                                   (2,488)
Foreign currency translation
adjustment                                                      (248)
Net income                                                               27,870
Balance March 31, 1997            24,807  $2,481   $ 34,565   $ (693)  $101,996

Exercise of stock options            383      38      2,985
Income tax benefit arising
from the exercise of stock
options                                               1,703
Repurchase of common shares        (169)     (17)    (4,064)
Dividends declared ($.10 per
share)                                                                   (2,495)
Foreign currency translation
adjustment                                                       (711)
Unrealized gain on
investments                                                     5,000
Net income                                                                23,897
Balance March 31, 1998           25,021   $2,502   $ 35,189   $ 3,596   $123,398

See notes to consolidated financial statements.
MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended March 31,
(in thousands)                                1998       1997       1996
Cash From Operating Activities:
Net income                                 $ 23,897    $ 27,870     $23,819
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation                                  7,443       6,273       5,382
Amortization                                  1,664       1,488       1,791
Deferred income taxes                           216       3,212        (957)
Loss on sale of assets                          239          42          79
Expenses not requiring the use of cash            _         383         727
Litigation settlement obligation                  _      (5,333)     (5,333)

Changes in operating assets and
liabilities:
Accounts receivable                          (2,248)     (3,106)     (4,797)
Inventories and other current assets         (9,069)     (5,406)     (5,763)
Accounts payable and accrued liabilities      3,093       1,282       4,931
Income taxes payable                          1,236        (338)       (178)
    Net cash provided by operating
       activities                            26,471      26,367      19,701

Cash From Investing Activities:
Purchases of property and equipment         (15,787)     (8,329)     (9,612)
Purchases of intangibles and goodwill        (2,115)     (2,524)       (234)
Proceeds from sale of property, equipment
and other assets                                 16           3         764
Increase (decrease) in other assets             311         (67)        108
Purchases of marketable securities           (9,073)    (10,348)    (15,275)
Sales of marketable securities                9,213       9,400       6,600
Investment in manufacturing partners         (7,006)         -            -
    Net cash used for investing activities  (24,441)    (11,865)    (17,649)

Cash From Financing Activities:
Repurchase of common stock                   (4,081)     (6,948)     (3,469)
Proceeds from exercise of stock options       4,726       3,668       3,162
Dividends paid                               (2,489)     (2,488)     (2,402)
Reduction in long-term debt                      (8)       (415)       (856)
    Net cash used for financing activities   (1,852)     (6,183)     (3,565)

Increase (decrease) in cash
   and equivalents                              178       8,319      (1,513)
Cash and equivalents at beginning of year    16,156       7,837       9,350
Cash and equivalents at end of year        $ 16,334    $ 16,156     $ 7,837

See notes to consolidated financial statements.
MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

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

Marketable Securities and Long-term investments

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards ("SFAS") No. 115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short term marketable securities there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 1998. The Company's current marketable securities consist primarily of municipal bonds that are of limited credit risk and have contractual maturities of less than two years.
The Company's long-term marketable securities and investments include a $6 million equity interest, at cost, as quoted market prices are not available, in Intracel Corporation, the Company's business partner for a new bladder cancer test and potential bladder cancer treatment. Also included is an equity interest in North American Scientific Inc., the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer. The Company's investment ($1 million cost) in North American Scientific is recorded at its fair market value of $8.8 million, based upon quoted market prices. The unrealized gain of $5.0 million, net of taxes, is reported as a separate component of shareholders' equity.

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

Property and Equipment

Property and equipment is stated at cost and includes interest on funds borrowed to finance construction. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated remaining lives or lease term. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, and trademarks. These are stated at cost less accumulated amortization and are amortized over their economic life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $6,637,000 at March 31, 1998 and $10,768,000 at March 31, 1997. The excess purchase cost over fair value of net tangible assets acquired, goodwill, is amortized on a straight-line basis over 20-40 years. Accumulated amortization of goodwill was $3,656,000 at March 31, 1998 and $3,050,000 at March 31, 1997. The Company periodically reviews goodwill and its other intangibles to assess recoverability. Impairments would be recognized in operating results if a permanent diminution in value were to occur.

Other Assets

Included in other assets is a $2.2 million receivable related to a property insurance and business interruption claim. In August
1997, the Company experienced a small fire in its Texas facility.
Several production departments were damaged and shut down for several months. An insurance claim was filed at the end of fiscal 1998 to reimburse the Company for property damage repair, loss of inventory destroyed by the fire and business interruption. Based on an initial progress payment of $1 million and representations from the insurance carrier, the Company recorded $1.6 million to cover property damage and inventory losses. An additional $1.6 million to offset business interruption losses was recorded as a reduction to cost of sales in the fourth quarter of fiscal 1998. As of March 31, 1998, the receivable represents the amount expected, $3.2 million, less the $1 million receipt.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages but does not require companies to record compensation expense for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and related interpretations. Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

Foreign Sales

Export sales to independent distributors, principally to Canada and Western Europe, were $29,300,000, $29,437,000 and $26,223,000 in 1998, 1997 and 1996, respectively.  In addition, $26,489,000,
$20,526,000 and $14,140,000 in sales respectively, were from the Company's direct international sales offices.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Net assets of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Transaction exchange gains and losses were immaterial. Net assets and the results of operations of the Company's foreign entities were not significant on a consolidated basis.

Future Accounting Requirements

Statements of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" (SFAS 130), and No. 131, "Disclosures about
Segments of an Enterprise and Related Information" (SFAS 131), were issued in June 1997. The disclosures required by these statements are under review by the company and must be reported in fiscal 1999. The adoption of these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at March 31, 1998, and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.

Note B  Inventories

Inventories at March 31 consisted of:

(in thousands)                             1998      1997
  Raw materials                         $  12,900   $  12,477
  Work in process                           6,682       5,379
  Finished goods                           25,050      20,349
                                        $  44,632   $  38,205

Note C    Property and Equipment

Property and equipment at March 31, consisted of:
(in thousands)                            1998       1997

Land                                     $   231   $   231
Buildings                                  4,662     3,801
Leasehold improvements                    13,508    11,913
Furniture, fixtures and equipment         43,910    39,007
Construction in progress                   9,165     4,339
                                          71,476    59,291
Less accumulated depreciation
   and amortization                      (32,053)  (27,963)
                                        $ 39,423   $31,328


Note D    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, consisted of:
(in thousands)                      1998      1997

Trade accounts payables          $  6,903    $ 4,443
Accrued compensation                8,742      8,560
Sales returns                       5,961      5,791
Self insured retention              3,580      3,400
Accrued royalties                   1,598      1,644
Other                               3,841      2,981
                                 $ 30,625    $26,819


Note E         Long-Term Debt

Long-term debt at March 31 consisted of:
(in thousands)                      1998      1997

City of Minneapolis, Minnesota
  Industrial Development Revenue
  Bonds, at 7.5% payable through
  1998                            $   50     $    58
Less current portion                 (50)         50
                                  $    0     $     8

At March 31, 1998, the Company had a line of credit agreement for up to $15 million. Borrowings under the Credit Agreement will accrue interest at the prevailing prime rate. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. A commitment fee of .25% will be paid on the unused portion of the $15 million credit line. At March 31, 1998, the Company had no amounts outstanding under its line of credit. The Industrial Development Revenue Bonds were retired subsequent to year end.

Note F  Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan and a non-qualified 1987 Plan. Options granted under both plans are exercisable in four equal cumulative installments beginning one year from the date of grant, and expire in ten years. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 1998, 1997 and 1996 was as follows:

                             Options Outstanding
                                         Weighted
                                         Average
                            Number of   Price per
                             Shares       Share
Balance April 1, 1995       2,449,146   $   6.47

Granted                       503,100      12.37
Exercised                    (287,216)      5.90
Canceled or terminated       (115,800)      8.17
Balance March 31, 1996      2,549,230   $   7.62

Granted                       402,800      23.18
Exercised                    (244,350)      7.06
Canceled or terminated        (41,400)     11.86
Balance March 31, 1997      2,666,280   $   9.91

Granted                       592,550      22.79
Exercised                    (383,441)      7.50
Canceled or terminated        (56,496)     17.91
Balance March 31, 1998      2,818,893   $  12.76

At March 31, 1998 and 1997 there were 2,302,950 shares and
2,839,000 shares available for grant under the 1991 Plan. There are no additional shares available for grant under the 1987 Plan.

During fiscal 1989, the Company granted an officer a non-qualified stock option to purchase 100,000 shares of Common Stock, at $5.375 per share. During fiscal 1996, the officer exercised 73,334 shares of this option. At March 31, 1998, there were options for 26,666 shares of Stock outstanding and exercisable under this option. This option expires in September 1998.

Stock option grants are set at the closing price of the Company's Common Stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-based Compensation," requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the Fair Value method of that statement.

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following actuarial assumptions:

                            1998     1997      1996
Weighted average fair
   value of stock
   options granted         13.18    12.59      5.95
Risk-free interest rate      6.6%     6.7%     6.7%
Expected Life (in years)     6.8      6.5      6.5
Expected volatility         .531     .482     .473
Expected dividend yield      0.4%     0.4%     0.9%

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma effect on net income for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

Year ended March 31,                       1998       1997      1996
Net income: as reported                  $23,897    $27,870   $23,819
Net income:  Pro forma                   $21,599    $26,700   $23,602

Basic earnings per share: as reported    $   .96    $  1.12   $   .99
Basic earnings per share: Pro forma      $   .87    $  1.07   $   .98

Diluted earnings per share: as reported  $   .91    $  1.06   $   .91
Diluted earnings per share: Pro forma    $   .83    $  1.03   $   .91

Information regarding stock options outstanding as of March 31, 1998 is as follows:

                 -------Options Outstanding--------   Options Exercisable
                              Weighted-
                               Average    Weighted-            Weighted-
                              Remaining    Average    Number    Average
                 Number of   Contractual  Exercise      of      Exercise
  Price Range      Shares        Life       Price     Shares     Price
Under $7.00      1,061,932    4.1  years  $   6.15   988,432   $   6.10
$7.00 to $20.00    795,036    4.5  years  $   9.44   592,836   $   8.78
Over $20.00        961,925    8.8  years  $  23.00    90,375   $  23.33

At March 31, 1998, 1997 and 1996 stock options to purchase
1,698,000, 1,673,000 and 1,512,000 shares were exercisable at weighted-average prices of $7.96, $6.81, and $6.53, respectively.


Note G  Income Taxes

                                            Year Ended March 31,
(in thousands)                            1998      1997      1996
Current:
  Federal, including U.S. possession   $11,171     $ 10,225   $11,866
  State                                  1,045        1,138       930
                                        12,216       11,363    12,796
Deferred:
  Federal, including U.S. possession       206        2,817      (466)
  State                                     10          396        (9)
                                           216        3,213      (475)
                                       $12,432     $ 14,576   $12,321

The reconciliation of the federal statutory rate to the Company's effective rate is as follows:
                                   Year Ended March 31,
                                1998       1997       1996
Federal statutory rate         35.0%        35.0%       35.0%
Increase (decrease) resulting
from:
  State tax, net of federal
    tax benefit                 2.3          2.0         1.7
  Non-taxable interest and
    dividends                  (0.8)        (0.4)       (0.3)
  Research and development
    credit                     (2.0)        (1.3)       (0.4)
  Foreign Sales Corporation    (1.2)        (1.2)       (1.2)
  Foreign operations           (0.2)        (0.6)       (1.7)
  Non-deductible goodwill       0.5          0.4         0.5
  Other                         0.6          0.4         0.5
                               34.2%        34.3%       34.1%

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                    Year Ended March 31,
  (in thousands)                 1998      1997       1996
Deferred tax liabilities:
  Tax over book depreciation   $1,254     $   701     $   1,355
  Unrealized gain on
    investment                  2,800           _            _
                                4,054         701         1,355
Deferred tax assets:
  Book liabilities not
    deductible for tax          4,607       4,391         4,300
  Inventory                       907         914           744
  Litigation settlement
    obligation                     _            _         2,423
  Profit in inventory of
    foreign subsidiaries        1,105         977         2,681
                                6,619       6,282        10,148
                              $ 2,565     $ 5,581     $   8,793


Note H    Supplemental Information

Supplemental schedule of cash flow
information:                                  Year Ended March 31,
(in thousands)                              1998      1997      1996
   Interest paid                         $     54   $ 1,549     $ 1,229
   Income taxes paid                     $  9,190   $10,013     $12,646

Note I    Earnings per Share

In 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 which requires presentation of both Basic and Diluted earnings per share. Prior year earnings per share amounts have been restated.

A reconciliation of weighted average shares outstanding, used to calculate Basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate Diluted earnings per share, follows:

                                       1998     1997     1996
Average outstanding shares: basic      24,894   24,863   24,163
Shares issueable through options        1,436    1,486    2,249
Average outstanding shares: diluted    26,330   26,349   26,412

Shares issueable through options are determined using the treasury stock method.

Options to purchase 23,500, 21,500, and 33,500 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 1998, 1997, and 1996, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.


Note J    Commitments

The Company leases certain facilities under operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $2,778,306, $2,720,000 and $2,490,000 for fiscal 1998, 1997 and
1996, respectively.
Future minimum lease payments under lease arrangements at March 31, 1998 are as follows:
          (in thousands)

                    1999     $2,640
                    2000      2,485
                    2001      2,262
                    2002      1,936
                    2003      1,797
               Thereafter    26,363
                    Total   $37,483

During fiscal 1998, the Company entered into an alliance with Intracel Corporation, in which the Company will be the exclusive distributor of a bladder cancer test manufactured by Intracel. In addition, the Company has the right to distribute a potential bladder cancer treatment product currently under development by Intracel. The agreement with Intracel requires the Company to pay $1 million per year, beginning in January 1998, for three years, to defray the costs of the clinical trials for the cancer treatment product. The Company must also pay an additional $3 million upon the completion of certain milestones related to the clinical trials.


Note K    Related Party Transactions

In 1991 the Company entered into an exclusive license agreement with Rochester Medical Corporation (Rochester) to market and distribute certain external catheter products developed by Rochester. The Company purchased $2,400,000, $1,958,000 and $525,000 of product from Rochester in 1998, 1997 and 1996, respectively. Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

On March 3, 1998 the Board authorized the Company to loan three Officers and Directors of the Company amounts totaling $844 thousand for the exercise of stock options and related taxes. The loans are at current rates of interest and collateralized with stock in the Company. At March 31, 1998 the $844 thousand is included in other current assets. The loans were repaid subsequent to year end.


Note L    Litigation

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel filled breast implants. This insurance is subject to certain self-insured retention and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions and deductibles which the Company believes to be appropriate. The Company does maintain a reserve ($3,580,000 and $3,400,000 at March 31, 1998 and 1997,
respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated product liability claims.

In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

Note M    Quarterly Financial Data  (Unaudited)

The following is a summary of unaudited quarterly results of operations. Prior year earnings per share amounts have been restated. See Note I.

(in thousands, except per
share data)                                   Quarter
Year Ended March 31, 1998       First    Second     Third    Fourth
Net sales                     $  55,291 $  48,818 $  54,076 $  57,111
Gross profit                     37,016    28,299    35,091    37,160
Net income                        7,803     3,147     5,836     7,111
Basic earnings per share      $     .31 $     .13 $     .23 $     .29
Diluted earnings per share:   $     .30 $     .12 $     .22 $     .27

Year Ended March 31, 1997       First    Second     Third    Fourth
Net sales                     $  50,388 $  48,155 $ 50,498  $  54,327
Gross profit                     33,735    32,089   33,886     36,197
Net income                        7,089     6,285    7,102      7,394
Basic earnings per share      $     .29 $     .25 $    .29  $     .30
Diluted earnings per share:   $     .27 $     .24 $    .27  $     .28


               MENTOR CORPORATION AND SUBSIDIARIES

                           SCHEDULE II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (In thousands)
         COL. A            COL. B        COL. C         COL. D     COL. E

                                       Additions

                           Balance  Charged
                             at    to Costs   Charged            Balance at
                          Beginning   and    to Other              End of
       Description        of PeriodExpenses  Accounts Deductions   Period

Year Ended March 31, 1998
  Deducted from asset
accounts:
     Allowance for
doubtful accounts         $   2,404 $   1,353 $      -  $     959  $   2,798

Liability Reserves:
   Product liability      $   3,400 $   2,385 $      -  $   2,205  $   3,580
   Accrued sales returns
and allowances                5,791       170                          5,961
                          $   9,191 $   2,555 $      -  $   2,205  $   9,541
Year Ended March 31, 1997
  Deducted from asset
accounts:
     Allowance for
doubtful accounts         $   2,285 $   1,544 $      _  $   1,425  $   2,404

Liability Reserves:
   Product liability      $   2,800 $   2,624 $      _  $   2,024  $   3,400
   Accrued sales returns
and allowances                6,705        93        _      1,007      5,791
                          $   9,505 $   2,717 $      _  $   3,031  $   9,191

Year Ended March 31, 1996
  Deducted from asset
accounts:
     Allowance for        $   1,363 $   1,242 $      _  $     320  $   2,285
doubtful accounts

Liability Reserves:
   Product liability      $   2,000 $   1,527 $      _  $     727  $   2,800
   Accrued sales returns
and allowances                4,765     1,963        _         23      6,705
                          $   6,765 $   3,490 $      _  $     750  $   9,505

                           EXHIBIT 21

                             LIST OF
               SUBSIDIARIES OF MENTOR CORPORATION


1. Mentor Texas Inc. (Formerly Mentor H/S, Inc).

2. Mentor Minnesota Inc. (Formerly Mentor Urology, Inc.)

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

9. Mentor International Holdings Alpha, Inc.

10.    Mentor International Holdings Beta, Inc.

11.    Mentor International Holdings Camda, Inc.

12.    Mentor International Holdings Delta, inc.

13.    Mentor Medical Systems,(Aust) Pty. Ltd.

14.    Mentor Medical Systems, Ltd.(UK)

15.    Mentor Medical Systems, B.V.

16.    Mentor Deutschland GmbH

17.    Mentor Medical Systems, France, S.A.

18.    Mentor Medical Systems,(Canada), Inc.

19.    MDI Company LTD

20.    Mentor Medical Systems, Iberica, S.L.

21.                                             Havas Medical,
B.V.

22. Mentor Medical Inc.

23. Mentor Benelux B.V.

24. Mentor Japan K.K.

25. Mentor Medical Systems, C.V.
EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the (1) Registration Statement Number 33-25865 on Form S-8 dated December 22, 1988 and (2) Registration Statement Number 33-48815 on Form S-8 dated June 24, 1992 of our report dated
May 5, 1998 with respect to the consolidated financial statements and schedule of Mentor Corporation included in the Annual Report on Form 10-K for the year ended March 31, 1998.




                                                ERNST & YOUNG LLP

Los Angeles, California
June 26, 1998


Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mentor Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MENTOR CORPORATION



                         /s/CHRISTOPHER J. CONWAY
                         Christopher J. Conway, Chairman


DATE:  June 26, 1998

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:


/s/CHRISTOPHER J. CONWAY      Chairman, Chief               June
26, 1998
Christopher J. Conway         Executive Officer
                              and Director (Principal
                              Executive Officer)

/s/ANTHONY R. GETTE           President and Secretary       June
26, 1998
Anthony R. Gette              and Director

/s/GARY E. MISTLIN            Vice President of Finance/    June
26, 1998
Gary E. Mistlin               Treasurer
                              (Principal Financial and
                              Accounting Officer)

/s/WALTER W. FASTER           Director                      June
26, 1998
Walter W. Faster

/s/EUGENE G. GLOVER           Director                      June
26, 1998
Eugene G. Glover

/s/MICHAEL NAKONECHNY         Director                      June
26, 1998
Michael Nakonechny

/s/BYRON G. SHAFFER           Director                      June
26, 1998
Byron G. Shaffer

/s/DR. RICHARD W. YOUNG       Director                      June
26, 1998
Dr. Richard W. Young

EXHIBIT 10(o)


                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated October 30, 1997, is between MENTOR Corporation ("COMPANY"), with its executive offices at 5425 Hollister Avenue, Santa Barbara, California 93111 and MALCOLM BODDY ("EMPLOYEE") of 29 Upper Ritie Street,
Piermont, New York, 10968.

     RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, and unique, personal knowledge about the operations of this business. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the manufactuiring operations of the COMPANY, upon the terms and conditions set forth in this Agreement.

     AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1. General Services.

          1.1.1 Company shall employ EMPLOYEE as Senior Vice President, Manufacturing Operations. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY and shall also render such other, different and/or new services and duties as may be assigned to EMPLOYEE by COMPANY from time to time hereinafter referred to as "Services"). EMPLOYEE shall report directly to the President and Chief Operating Officer of Mentor Corporation. EMPLOYEE shall serve at the pleasure of COMPANY's Board of Directors.

          1.1.2  As Senior Vice President, Manufacturing
Operations of COMPANY, EMPLOYEE shall also be an officer of COMPANY. In such capacity, EMPLOYEE shall serve at the pleasure of COMPANY's Board of Directors. EMPLOYEE shall serve in this further capacity without further compensation.

          1.1.3 EMPLOYEE shall devote his entire productive business time, ability nd attention to the business of COMPANY during the term of this Agreement. EMPLOYEE shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether for compensation or otherwise, without the prior written consent of the Board of Directors of COMPANY. The foregoing is not intended to restrict EMPLOYEE's ability to enter into passive investments which do not compete in any way with COMPANY's business.

          1.1.4 EMPLOYEE hereby represents that the services to be performed by EMPLOYEE pursuant to this Agreement are of a special, unique, unusual, extraordinary, and intellectual character which gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. EMPLOYEE therefore expressly agrees that COMPANY, in addition to any other rights or remedies which it may possess, shall be entitled to injunction and other equitable relief to prevent a breach of this Agreement by EMPLOYEE.

     1.2 Best Efforts. EMPLOYEE shall serve COMPANY faithfully and to the best of EMPLOYEE's ability. EMPLOYEE shall use EMPLOYEE's best efforts to perform the Services. Employee shall act at all times according to what EMPLOYEE reasonably believes is in the best interests of COMPANY.

     1.3 Corporate Authority. Employee, as an executive officer, shall comply with all laws and regulations applicable to EMPLOYEE as a result of this Agreement including, but not limited to, the Securities Act of 1933 and Securities Act of 1934.

     Prior to the execution of this Agreement, EMPLOYEE has received and reviewed COMPANY's Policies and Procedures and COMPANY's Employee Handbook. EMPLOYEE shall comply with
COMPANY's Policies and Procedures, and practices now in effect or as later amended or adopted by COMPANY.


2.   TERM

This Agreement shall commence upon the execution of this Agreement and continue until terminated as provided in Section 4 of this Agreement. EMPLOYEE's commencement date shall be on or before October 30, 1997.


3.   COMPENSATION AND BENEFITS

     3.1 Compensation. EMPLOYEE's total compensation consists of base salary, bonus potential, stock options, and medical and other benefits generally provided to employees of COMPANY. Any compensation paid to EMPLOYEE shall be pursuant to COMPANY's policies and practices for exempt employees and shall be subject to all applicable taxes with deductions made as required by state and federal laws. Compensation provided in this Agreement is full payment for Services and EMPLOYEE shall receive no additional compensation for extraordinary services unless otherwise authorized.

          3.1.1 For the first nine months of this Agreement, COMPANY agrees to pay EMPLOYEE a base salary of Two Hundred
Thousand Dollars ($200,000.00).

          3.1.2 Employee shall also be entitled to a bonus with potential of up to forty percent (40%) of base salary calculated on a fiscal year basis (Fiscal Year Ending March 31, 1998) provided mutually designated objectives are attained and subject to approval by COMPANY's Compensation Committee and Board of Directors.

          3.1.3 At the next regularly scheduled meeting of the Board of Directors of COMPANY, EMPLOYEE shall be granted an option for Twenty Five Thousand (25,000) shares of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant and expiring ten (10) years thereafter and otherwise in accordance with the Mentor Corporation 1991 Stock Option Plan ("Plan"), and as amended form time to time. EMPLOYEE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement.

          3.1.4 Thereafter, EMPLOYEE's compensation shall be fixed annually by the Compensation Committee of COMPANY's Board of Directors.

          3.1.5 In the event of a change in control in the ownership of the company, defined as more than Twenty Five Percent (25%) of the presently outstanding common stock of the Company becoming owned by a single entity, and on the further condition that you are not yet a US. Citizen, then the Company, and/or its' successors and assigns will cause you to be reimbursed for relocation expenses actually incurred in the return of you and your family, and your personal possessions, to the U.K. This reimbursement shall be limited to Thirty Five Thousand Dollars and No Cents ($35,000.00).

          3.1.6     Company agrees to sponsor Employee's
attainment of green card status.

     3.2 Business Expenses. COMPANY shall reimburse EMPLOYEE for business expenses reasonably incurred in performing Services according to COMPANY's Expense Reimbursement Policy.

     3.3 Relocation Expenses. COMPANY shall reimburse EMPLOYEE for relocation expenses, whether or not deductible pursuant to state of federal income tax laws. Relocation expenses shall be limited to reasonable expenses for real estate commissions incurred upon the sale of EMPLOYEE's primary residence, house-hunting trips, physical moving expenses, (once upon movement into temporary housing and once upon movement into permanent housing), closing costs and fees not to exceed One and one- half (1.5) mortgage points, temporary living expenses of up to Thirty five hundred ($3,500.00) per month in the Santa Barbara area for up to three (3) months, and other reasonable out of pocket expenses (other than home decorating expenses, differences in mortgage rates, costs of comparable housing, etc.). COMPANY will reimburse EMPLOYEE for state and federal income taxes EMPLOYEE would not otherwise have incurred attributable to the receipt of Relocation Expenses as provided in this Section 3.3 (generally referred to as reimbursement on a "gross-up" basis).

     3.4 Additional Benefits. COMPANY shall provide EMPLOYEE those additional benefits normally granted by COMPANY to its employees subject to eligibility requirements applicable to each benefit. Company has no obligation to provide any other benefits unless provided for in this Agreement. Currently COMPANY provides major medical, dental, and vision benefits and eligibility to participate in the COMPANY's 401(k) plan.

     3.5 Vacation. Employee will accrue vacation equal to fifteen (15) days per year during the first five (5) years of service. Thereafter, vacation shall accrue at twenty (20) days per year. The time or times for such vacation shall be selected by Employee and approved by the Chairman of the Board of Directors of COMPANY.

     3.6 Automobile Expense. COMPANY will permit EMPLOYEE to select a business automobile (e.g., four-door sedan) for lease by the COMPANY with lease payments not to exceed Seven Hundred
Dollars ($700.00) per month.

4.  TERMINATION

     4.1 Termination. This Agreement and the employment relationship between COMPANY and EMPLOYEE may be terminated as follows:

          4.1.1 This Agreement shall terminate upon EMPLOYEE's death.

          4.1.2 Company may, at its option, either suspend compensation payments or terminate this Agreement if EMPLOYEE is Disabled. If COMPANY suspends compensation payments, COMPANY shall resume compensation payments when EMPLOYEE resumes performance of the Services. If COMPANY elects to terminate this Agreement, it must first give EMPLOYEE three (3) days advance written notice. (For the purpose of this Agreement, "Disabled" means that EMPLOYEE is incapable of performing the Services because of accident, injury, or physical or mental illness for thirty (30) consecutive days, or is unable or shall have failed to perform the Services for a total period of sixty (60) days, regardless of whether such days are consecutive).

          4.1.3 If COMPANY discontinues operating its business, this Agreement shall terminate as of the last day of the month on which COMPANY ceases its operations with the same effect as if that last date were originally established as termination date of this Agreement.

          4.1.4 COMPANY may terminate this Agreement without advance notice for Cause. For the purpose of this Agreement, "Cause" shall mean any failure to comply in any material respect with this Agreement; personal or professional misconduct by EMPLOYEE (including, but not limited to, criminal activity or gross or willful neglect of duty); breach of EMPLOYEE's fiduciary duty to gross or willful neglect of duty); breach of EMPLOYEE's fiduciary duty to COMPANY as an officer of both, conduct which threatens public health or safety, or threatens to do immediate or substantial harm to COMPANY's business or reputation; or any other misconduct, deficiency, failure of performance, breach or default, reasonably capable of being remedied or corrected by EMPLOYEE, which EMPLOYEE fails to correct after having been given thirty (30) days written notice thereof. COMPANY's exercise of its right toterminate under this section shall be without prejudice to any other remedy that COMPANY may be entitled to at law, in equity, or under this Agreement.

          4.1.5 This Agreement and employment relationship is terminable by either party, with or without cause, at any time by giving the other party thirty (30) days advance written notice. Nothing in this Agreement or any other document provided by COMPANY is intended to be, nor should it be, construed as a guarantee that employment or any benefit will be continued for any period of time. All employees of COMPANY are employees at will and, as such, are free to resign at any time. COMPANY, likewise, retains the right to terminate the employment of any employee, including EMPLOYEE, with or without cause.

     4.2  EMPLOYEE's Rights Upon Termination

          4.2.1 Upon death or Disability of EMPLOYEE, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE's estate or designated beneficiary any unpaid compensation and reimbursable expenses earned by EMPLOYEE prior to EMPLOYEE's death or date of termination.

          4.2.2 Upon termination of EMPLOYEE's employment by COMPANY without cause pursuant to Section 4.1.5, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               i. Any compensation and reimbursable expenses owed by COMPANY through the termination date, and

               ii. Severance compensation totaling three (3) months base pay plus one (1) month base pay for each complete year of EMPLOYEE's service with COMPANY, determined at EMPLOYEE's then current rate of base pay. No Severance compensation shall be owing pursuant to this paragraph unless Employee concurrently executes standard form release of all claims against COMPANY. Severance compensation pursuant to this paragraph shall be in lieu of any other severance benefit to which EMPLOYEE would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement. Severance compensation shall be paid upon termination of EMPLOYEE's employment and in one lump sum payment at the date of termination.

          4.2.3 Upon termination of EMPLOYEE's employment for Cause pursuant to Section 4.1.4, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               i. Any compensation and reimbursable expenses owed by COMPANY through the termination date; and

               ii. Severance compensation as provided for in the COMPANY's Severance Policy, if any.


5.   COVENANTS

     5.1 Nondisclosure and Invention Assignment. EMPLOYEE acknowledges that, as a result of performing the Services, EMPLOYEE shall have access to confidential and sensitive information concerning COMPANY's business including, but not limited to, their business operations, sales and marketing data, and manufacturing processes. EMPLOYEE also acknowledges that in the course of performing the Services, EMPLOYEE may develop new product ideas or inventions as a result of COMPANY's information. Accordingly, to preserve COMPANY's confidential information and to assure it the full benefit of that information, EMPLOYEE shall simultaneously execute the COMPANY's standard form of Employee Confidentiality Agreement attached hereto as Exhibit A. The Employee Confidentiality Agreement is incorporated herein by this reference.

     5.2 Covenant Not to Compete. Employee shall abide by the following covenant not to compete if COMPANY, at its option upon the termination of this Agreement, exercises this Covenant Not to Compete. COMPANY shall notify EMPLOYEE within ten (10) days of the termination of this Agreement of its intention to exercise this option an make an additional payment to EMPLOYEE of six (6) months base pay determined at EMPLOYEE's then current rate of pay. EMPLOYEE agrees that for a period of two (2) years following the termination of this Agreement, he shall not directly or indirectly for EMPLOYEE, or as a member of a partnership, or as an officer, director, stockholder, employee, or representative of any company, engage, directly or indirectly, in any business activity which is the same or similar to work engaged in by EMPLOYEE as EMPLOYEE of COMPANY within the same geographic territory as EMPLOYEE's work for COMPANY and which is directly competitive with the business conducted or to EMPLOYEE's knowledge, contemplated by COMPANY at the time of termination of this Agreement.

6.   ASSIGNMENT

Neither party may assign or otherwise dispose of its rights or obligations under this Agreement without the prior written consent of the other party except as provided in this section. COMPANY may assign and transfer its interest in this Agreement to its successor in interest who assumes COMPANY's obligations under this Agreement and in the event of a merger or consolidation of COMPANY with any other corporation, the sale by COMPANY of a major portion of its assets or its business and goodwill, or any other corporate reorganization involving COMPANY.


7.  RESOLUTION OF DISPUTES

     7.1 Arbitration. Any dispute arising out of or in connection with this Agreement or in any way relating to the employment of EMPLOYEE by COMPANY shall be arbitrated according to the American Arbitration Association's rules, excepting that
(i) the arbitrator/s shall furnish the parties with a written decision setting forth findings of fact, conclusions of law, and order; and (ii) the arbitration panel shall be composed of persons who are knowledgeable in such matters if the issue in dispute involves matters of patents, licensing, or technology.

     7.2 Specifically Enforceable. This agreement to arbitrate shall be specifically enforceable, and any award or order rendered in any proceeding under this section shall be final and specifically enforced by any court of competent jurisdiction. In addition to any monetary award that may be given, the arbitrators may order a party to perform any act required by this Agreement or to refrain form performing any act contrary to this Agreement.

     7.3 Venue. The venue for any such proceeding shall be Santa Barbara County, California.

     7.4. Costs and Fees. Each party shall initially bear its own costs and expenses in any arbitration proceeding; however, costs and reasonable attorneys' fees shall be awarded to the prevailing party and by the losing party.


8.   GENERAL PROVISIONS

     8.1 Notices. Notice under this Agreement shall be sufficient only if personally delivered by a major commercial paid delivery courier service or mailed by certified or registered mail (return receipt requested) to the other party at its address set forth in the signature block below. If not received sooner, notices by mail shall be deemed received five
(5) days after deposit in the United States mail.

     8.2 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, including, but not limited to, the offer of employment dated August 4, 1994.

     8.3 Agreement Controls. Unless otherwise provided for in this Agreement, the COMPANY's policies, procedures and practices shall govern the relationship between EMPLOYEE and COMPANY. If any of COMPANY's policies, procedures and practices conflict with this Agreement, this Agreement shall control.

     8.4 Binding Effect. This Agreement shall inure to the benefit of and be binding upon the parties, and their respective legal representatives, successors, and assigns.

     8.5 Amendment and Waiver. Any provision of this Agreement may be amended or modified and the observance of any provision may be waived (either retroactively or prospectively) only by written consent of the parties. Either party's failure to enforce any provisions of this Agreement shall not be construed as a waiver of that party's right to enforce such provisions.

     8.6 Governing Law. This Agreement shall be interpreted under the laws of the State of California.

     8.7 Force Majeure. Either party shall be temporarily excused form performing under this Agreement if any force majeure or other occurrence beyond the reasonable control of either party makes such performance impossible, except a Disability as defined in this Agreement. Under such circumstances, performance under this Agreement which related to the delay shall be suspended for the duration of the delay provided the delayed party shall resume performance of its obligations with due diligence once the delaying event subsides. In case of any such suspension, the parties shall use their best efforts to overcome the cause and effect of such suspension.

     8.9 Attorneys' Fees. In any action under this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees and costs to be paid by the losing party.

     8.10 Remedies. Employee acknowledges that because of the nature of COMPANY's business and the subject matter of this Agreement, a breach of this Agreement shall cause substantial injury to COMPANY for which money damages shall not provide an adequate remedy. EMPLOYEE agrees that COMPANY shall have the right to obtain injunctive relief, including the right to have the provisions of this Agreement specifically enforced by any court having equity jurisdiction, in addition to any other remedies that COMPANY may have.

     8.11 Severability. If any provision for this Agreement is held to be invalid, illegal, or unenforceable by any court of competent jurisdiction, that provision shall be limited or eliminated to the minimum extent necessary so this Agreement shall otherwise remain enforceable in full force and effect.

     8.12 Construction. Headings and captions are only for convenience and are not to be used in the interpretation of this Agreement. Whenever the context requires, words, used in the singular shall be construed to include the plural and vice versa, and pronouns of any gender shall be deemed to include the masculine, feminine, or neuter gender.

     8.13 Counterpart Copies. This Agreement shall be signed in counterpart copies, each of which shall represent an original document, and all of which shall constitute a single document.

The parties execute this Agreement as of the date stated above.



MALCOLM BODDY                      MENTOR Corporation


/s/MALCOLM BODDY                   /s/ ANTHONY R. GETTE
                                   Anthony R. Gette
                                   President and Chief Operating
                                        Officer