Form 10-Q
period 1998-06-30
MENTOR CORP /MN/
filed 1998-08-14
CIK 64892

13

                   SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.

                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 Of the Securities Exchange Act of 1934


                     For Quarter Ended June 30, 1998
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

                    Yes                 No

The number of shares outstanding for each of the Issuer's classes of common stock as of August 12, 1998 was:

          Common stock, $.10 par value 24,788,789 shares

                           Mentor Corporation

                                  INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- June 30, 1998 and March 31, 1998
          Consolidated Statements of Income -- Three Months
               Ended June 30, 1998 and 1997
          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended June 30, 1998 and 1997
          Notes to Condensed Consolidated Financial Statements--
               June 30, 1998

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

List of Exhibits

     11.  Statement Regarding Computation of Per Share Earnings
                           Mentor Corporation
         Condensed Consolidated Statements of Financial Position
                    June 30, 1998 and March 31, 1998
                               (Unaudited)



                                       June 30,         March 31,
(dollars in thousands)                   1998             1998

ASSETS
Current assets:
  Cash and marketable securities     $   34,732        $   27,937
  Accounts receivable, net               40,853            40,209
  Inventories                            46,589            44,632
  Deferred income taxes                   6,619             6,619
  Other                                   4,094             8,144

          Total current assets          132,887           127,541

Property, plant and equipment,
  net of accumulated depreciation        41,992            39,423
Other assets:
  Patents, licenses and trademarks
    net of accumulated amortization       5,667            5,530
  Goodwill, net of accumulated
    amortization                         13,501           13,619
  Long term marketable securities
    and investment                       13,575           14,806
  Other assets                                                454
                                         32,743            34,409
Total assets                         $  207,622        $  201,373


See Notes to Condensed Consolidated Financial Statements

                           Mentor Corporation
         Condensed Consolidated Statements of Financial Position
                    June 30, 1998 and March 31, 1998
                               (Unaudited)



                                        June 30,        March 31,
(dollars in thousands)                    1998             1998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $    7,018        $    6,903
  Accrued compensation                     6,097             8,742
  Income taxes payable                     4,610             1,325
  Dividends payable                          634               634
  Sales returns                            5,941             5,961
  Self-insured retention                   3,619             3,580
  Accrued royalties                        1,414             1,598
  Other accrued liabilities                3,787             3,841
  Short-term borrowings and current
    portion of long-term debt                                  50

          Total current liabilities       33,120            32,634

Long-term deferred taxes                   3,341             4,054

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized-- 50,000,000 shares
    Issued and outstanding:
      25,046,790 shares at
        June 30,1998
      25,020,690 shares at
        March 31, 1998                     2,504            2,502
  Capital in excess of par                35,473            35,189
  Cummulative transalation
    adjustment                            (1,333)          (1,404)
  Unrealized gains on investments          3,900            5,000
  Retained earnings                      130,617           123,398
                                         171,161           164,685

Total liabilities and shareholders'
equity                                $  207,622       $  201,373


See Notes to Condensed Consolidated Financial Statements
                           Mentor Corporation
                    Consolidated Statements of Income
                Three Months Ended June 30, 1998 and 1997
                               (Unaudited)


(in thousands, except per share
data)                                    1998              1997

Net sales                            $   57,018        $   55,291
Costs and expenses:
  Cost of sales                          19,165            18,275
  Selling, general and
     administrative                      22,787           20,309
  Research and development                3,679             5,109
                                         45,631            43,693

Operating income                         11,387            11,598
  Interest expense                          (10)              (11)
  Interest income                           383               324
  Other income (expense)                    (59)              (70)
Income before income taxes               11,701            11,841
  Income taxes                            3,862             4,038

Net income                           $    7,839        $    7,803

Basic earnings per share             $      .31       $      .31
Diluted earnings per share           $      .30       $      .30

             See notes to consolidated financial statements
                           Mentor Corporation
             Condensed Consolidated Statements of Cash Flows
                Three Months Ended June 30, 1998 and 1997
                               (Unaudited)


(in thousands)                           1998              1997

Cash flows from operating activities $   12,240       $   13,935

Cash flows from investing
activities:

  Purchase of property, equipment,
    and intangibles                      (5,112)          (3,071)
  Investment in Marketing Partner                         (2,006)
                                         (5,112)          (5,077)

Cash flows from financing
activities:
  Exercise of stock options                 287              890
  Dividends paid                           (620)            (624)
  Reduction of long-term debt                                 (9)
  Repurchase of common stock                              (1,519)
                                           (333)          (1,262)
Increase (decrease) in cash, cash
  equivalents, and marketable
  securities                              6,795            7,596

Cash at beginning of period              27,937           27,808

Cash at end of period                $   34,732       $   35,404

See notes to consolidated financial statements

                           Mentor Corporation
          Notes to Condensed Consolidated Financial Statements
                              June 30, 1998


Note A

Inventories at June 30, 1998 and March 31, 1998 consisted of:

                            June 30        March 31
                                 (In thousands)

Raw materials            $    13,071    $    12,900
Work in process                7,639          6,682
Finished goods                25,879         25,050
                         $    46,589    $    44,632


Note B

Other assets at June 30, 1998 include the Company's equity investments in its marketing partners, Intracel Corporation and North American Scientific, Inc. (NASI). The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities" the North American Scientific investment is carried at its fair market value of approximately $7.1 million. Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

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

Note D

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the three months period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1998.

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

                       Fiscal 1999         Fiscal 1998

First Quarter          June 26, 1998       June 30, 1997
Second Quarter         September 25, 1998  September 26, 1997
Third Quarter          December 25, 1998   January 2, 1998

                           Mentor Corporation
           Management's Discussion and Analysis of Results of
                   Operations and Financial Condition


Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 1998 increased 3% to $57 million, compared to $55.3 million the prior year. Growth was particularly strong in sales of urology products, increasing 13% compared to a year ago. Disposable products for the management of urinary incontinence were up 14%. Adding to urology product sales were two new products that were introduced in the last year, brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Sales of penile implants declined 22% from the previous year, due to competition from a new impotence drug, Viagra. The combination of ease of use, plus a major advertising campaign from Pfizer, has generated an unprecedented amount of interest in this new product. The Company continues to believe that this interest in treating impotence bodes well for the long term prospects of penile implant sales, as Viagra will not work on all patients. However, we may continue to see weakness in sales in the next few quarters. Plastic surgery products were flat compared to a year ago, while Ophthalmic products increased 2%. Increased sales of the MemoryLens, a foldable intraocular lens, helped offset continued declines in fixed intraocular lenses.

       Sales by Principal Product Line

                  For the Three Months Ended
                           June 30,
                                     Percent
                   1998      1997     Change

Plastic surgery  $30,404   $31,799     (4%)
General surgery    1,053               N/A
Urology           16,627    14,762     13%
Ophthalmology      8,934     8,730      2%
                 $57,018   $55,291      3%

Cost of Sales

Cost of sales was 33.6% for three months ended June 30, 1998 compared to 33.1% for the same period last year. Included in Cost of Sales this period was approximately $2 million in proceeds from the Company's insurance claim related to a fire at its Texas facility in 1997. These funds were used to offset continuing extra expenses resulting from the fire and for additional costs related to the ongoing re-validation efforts at the Texas plant.

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

In May 1998, the Company entered into a voluntary consent decree with the FDA in relation to the Texas facility. The agreement requires the completion of the re-validations of certain of the Company's manufacturing processes, strengthening of its continuous quality improvement program, and for the independent audit on overall GMP compliance under a schedule agreed to by the Company and the FDA. Mentor has completed to date those activities called for in the agreement. Specifically, the Company has selected a GMP expert consultant to conduct the reviews and audits prescribed by the agreement, and has submitted to the FDA the results of those reviews and audits, along with Company responses where appropriate, that were to be conducted in the first 60-day period.

Should the Company fail to complete the milestones in a timely manner, the consent decree allows the FDA to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed. While the Company believes it can continue to meet the milestones set out in the agreement, which extends through the end of the fiscal year, there can be no guarantee that such timeframes can actually be met.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 40.0% of sales in the quarter compared to 36.7% in the previous year. The increase relates primarily to the Company's efforts in launching several new products, including the Contour Genesis surgical aspiration system, the MemoryLens, brachytherapy seeds and the Suspend sling. The Company is increasing its marketing and sales staff to accommodate these new products.

Research and Development

Research and development expenses were 6.5% of sales for the quarter, compared to 9.2% for the prior year. In the prior year, the Company had spent funds on the completion of the development of the Contour Genesis, which was introduced in September 1997. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company expects to complete the work on its saline filled breast implant PMAAs and submit the data to the FDA by the end of fiscal 1999. Other major studies underway include an alternate filler breast implant and extending the use of the Contour Genesis to include liposuction.

Interest and Other Income and Expense

Net interest income increased from $313 thousand last year to $373 thousand this year, resulting from higher cash balances.

Income Taxes

The effective rate of corporate income taxes was 33.0% for the quarter, compared to 34.1% in the same period a year ago. The decrease results from higher expected income from our tax-advantaged facility in Puerto Rico, which makes the MemoryLens.

Net Income

Diluted earnings per share remained the same at $.30 for the three months ended June 30, 1998 and 1997, as slightly higher sales were offset by increased expenses.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's working capital was $99.8 million compared to $94.9 million at March 31, 1998. The Company's working capital needs were provided from operations.

The Company generated $12.2 million of cash from operations during the three months ended June 30, 1998, compared to $13.9 million the previous year. Higher net income in the current period was offset by reduced accrued liabilities when compared to the prior year.

The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 1999. The majority of the expenditures will be for facility upgrades at the Company's manufacturing facilities in Texas and Minneapolis, as well as for enhancing the Company's information technology capabilities.

At the end of fiscal 1998, the Company filed an insurance claim related to the fire it experienced at its Texas facility. The claim requested reimbursement for property damage repair, loss of inventory destroyed by the fire and business interruption. In the first quarter of fiscal 1999, the Company settled its claim with the insurance carrier for a total of $6 million, of which $1 million had been prepaid to the Company in fiscal 1998. The Company received the remaining $5 million in the first quarter.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In July 1998, the Board increased the repurchase authorization by 1 million shares, to a total of 1.8 million, and instructed the Company to increase its share repurchases. As a result, during the second quarter of fiscal 1999 the Company has repurchased approximately 450 thousand shares for consideration of $9.1 million.

The Company's principal source of liquidity at June 30, 1998 consisted of $34.7 million in cash and marketable securities plus $15 million available under its line of credit.


PART II

Item 1.   Legal Proceedings

     In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1998, there have been no material changes.

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

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     10(a) Consent Decree of Permanent Injunction, between United States of America and Mentor Corporation, dated May 6, 1998

     10(b) Distribution Agreement, dated June 13, 1997, between Mentor Corporation and Intracel Corporation

     10(c) Stock Purchase Agreement, dated June 16, 1997, between Mentor Corporation and Intracel Corporation

     10(d) Research , Collaboration and Distribution Agreement, dated December 22, 1997, between Mentor Corporation and Intracel Corporation

     10(e) Stock Purchase Agreement, dated December 22, 1997, between Mentor Corporation and Intracel Corporation

     11        Statement regarding computation of Per Share Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


MENTOR CORPORATION
(Registrant)



DATE:     August 14, 1998          BY:  /s/ANTHONY R. GETTE
          Anthony R. Gette
            President and
            Chief Operating Officer


DATE:     August 14, 1998          BY:   /s/GARY E. MISTLIN
          Gary E. Mistlin
            Chief Financial Officer

EXHIBIT 11
                   MENTOR CORPORATION AND SUBSIDIARIES
          STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                             Three Months Ended
                                  June 30,
                              1998        1997
Numerator:

  Net income                $  7,839    $  7,803
  Numerator for basic
    earnings per share -
    income available to     ________    ________
    common stockholders        7,839       7,803

  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed           ________    ________
    conversions             $  7,839    $  7,803

Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                    25,036      24,782

  Effect of dilutive
securities:
    Employee stock options     1,252       1,529

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and    ________    ________
      assumed conversions     26,288      26,311

Basic earnings per share    $    .31    $    .31
Diluted earnings per share  $    .30    $    .30