Form 10-Q
period 1998-09-30
MENTOR CORP /MN/
filed 1998-11-13
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


              For Quarter Ended September 30, 1998
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

                     Yes X                No

The number of shares outstanding for each of the Issuer's classes of common stock as of November 12, 1998 was:
         Common stock, $.10 par value 24,242,955 shares


                       Mentor Corporation
                              INDEX

Part I.  Financial Information

  Item 1.  Financial Statements (unaudited)
Condensed Consolidated Statements of Financial
          Position - September 30, 1998 and March 31, 1998
Consolidated Statements of Income - Three Months
          Ended September 30, 1998 and 1997
Consolidated Statements of Income - Six Months
          Ended September 30, 1998 and 1997
Condensed Consolidated Statements of Cash Flows - Six Months
          Ended September 30, 1998 and 1997
Notes to Condensed Consolidated Financial Statements
          September 30, 1998

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


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 1998 and March 31, 1998
                           (Unaudited)

                                     September 30,      March 31,
(dollars in thousands)                   1998             1998

ASSETS
Current assets:
  Cash and marketable securities     $   15,911        $   27,937
  Accounts receivable, net               41,274            40,209
  Inventories                            50,674            44,632
  Deferred income taxes                   6,619             6,619
  Other                                   7,271             8,144
          Total current assets          121,749           127,541

Property, plant and equipment,
  net of accumulated depreciation        43,464            39,423
Other assets:
  Patents, licenses and trademarks
    net of accumulated amortization       4,885            5,530
  Goodwill, net of accumulated
    amortization                         15,206           13,619
  Long term marketable securities
    and investment                        8,756           14,806
  Other assets                              477               454
                                         29,324            34,409
Total assets                         $  194,537        $  201,373


See notes to condensed consolidated financial statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 1998 and March 31, 1998
                           (Unaudited)

                                      September 30,      March 31,
(dollars in thousands)                    1998             1998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $    6,355       $    6,903
  Accrued compensation                     6,252            8,742
  Income taxes payable                     4,524            1,325
  Dividends payable                          638              634
  Sales returns                            5,071            5,961
  Self-insured retention                   3,663            3,580
  Accrued royalties                        1,502            1,598
  Other accrued liabilities                5,081            3,841
  Short-term borrowings and current
    portion of long-term debt              5,757               50
          Total current liabilities       38,843           32,634

Long-term deferred taxes                   1,876            4,054

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized-- 50,000,000 shares
    Issued and outstanding:
      24,084,960 shares at
        September 30,1998
      25,020,690 shares at
        March 31, 1998                     2,408            2,502
  Capital in excess of par                16,517           35,189
  Cummulative transalation
    adjustment                            (1,695)          (1,404)
  Unrealized gains on investments          1,000            5,000
  Retained earnings                      135,588          123,398
                                         153,818          164,685

Total liabilities and shareholders'
equity                                $  194,537       $  201,373

See notes to condensed consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
         Three Months Ended September 30, 1998 and 1997
                           (Unaudited)

(in thousands, except per share
data)                                    1998              1997

Net sales                            $   56,725        $   48,818
Costs and expenses:
  Cost of sales                          21,849            20,519
  Selling, general and
     administrative                      22,551           19,163
  Research and development                4,252             4,833
                                         48,652            44,515
Operating income                          8,073             4,303
  Interest expense                          (16)               (4)
  Interest income                           291               380
  Other income (expense)                   (155)              106
Income before income taxes                8,193             4,785
  Income taxes                            2,621             1,638
Net income                           $    5,572        $    3,147

Basic earnings per share             $      .23       $      .13
Diluted earnings per share           $      .22       $      .12


See notes to consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
          Six Months Ended September 30, 1998 and 1997
                           (Unaudited)

(in thousands, except per share
data)                                    1998              1997

Net sales                            $  113,743        $  104,109
Costs and expenses:
  Cost of sales                          41,014            38,794
  Selling, general and
     administrative                      45,338           39,472
  Research and development                7,931             9,942
                                         94,283            88,208
Operating income                         19,460            15,901
  Interest expense                          (26)              (15)
  Interest income                           674               704
  Other income (expense)                   (214)               36
Income before income taxes               19,894            16,626
  Income taxes                            6,483             5,676
Net income                           $   13,411        $   10,950

Basic earnings per share             $      .54       $      .44
Diluted earnings per share           $      .52       $      .42


See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1998 and 1997
                           (Unaudited)

(in thousands)                           1998              1997

Cash flows from operating activities $   12,711       $   15,306

Cash flows from investing
activities:
  Sale of equipment, intangibles and
    other assets                              -               27
  Purchase of property, equipment,
    and intangibles                      (9,854)          (6,506)
  Investment in marketing partner             -           (2,006)
                                         (9,854)          (8,485)

Cash flows from financing
activities:
  Exercise of stock options               1,126            1,155
  Dividends paid                         (1,218)          (1,243)
  Reduction of long-term debt                 -               (9)
  Borrowings under line of credit
    agreements                            5,100                -
  Repurchase of common stock            (19,891)            (977)
                                        (14,883)          (1,074)
Increase (decrease) in cash, cash
  Equivalents, and marketable
  securities                            (12,026)           5,747

Cash at beginning of period              27,937           27,808

Cash at end of period                $   15,911       $   33,555


See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1998

Note A

Inventories at September 30, 1998 and March 31, 1998 consisted of:
                          September 30     March 31
                                 (In thousands)

Raw materials            $    12,372    $    12,900
Work in process                8,711          6,682
Finished goods                29,591         25,050
                         $    50,674    $    44,632

Note B

Other assets at September 30, 1998 include the Company's equity investments in its marketing partners, Intracel Corporation and North American Scientific, Inc. (NASI). The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities" the North American Scientific investment is carried at its fair market value of approximately $2.6 million. Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

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

Note D

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The total comprehensive income for the six months ended September 30, 1998 is $9.1 million, compared with $10.5 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation and net unrealized gains and losses on securities.

Note E

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the six months period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1998.

Note F

The Company's three quarterly interim reporting periods are each approximately thirteen week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates on which each quarter ended are shown below:

                       Fiscal 1999         Fiscal 1998

First Quarter          June 26, 1998       June 30, 1997
Second Quarter         September 25, 1998  September 26, 1997
Third Quarter          January 1, 1999     January 2, 1998


                       Mentor Corporation
       Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. The Company assumes no obligation to publicly release any revisions to such forward-looking statements to reflect changes in events or circumstances after such dates.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 1998 increased 16% to $56.7 million, compared to $48.8 million the prior year. Growth was strong in sales of all product categories. Plastic and general surgery sales were up 21%. General surgery sales increased over 100%. The Company's Contour Genesis product was introduced at the end of the second quarter last year. Urology products increased 11% compared to a year ago. Adding to urology product sales were two new products that were introduced in the last year: brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Both product lines showed good growth from the immediately preceding quarter. Penile implant sales, while still below last year, also showed strong sequential growth from the June 1998 quarter. These sales had been affected in that quarter by the introduction of a new impotence drug, Viagra. The combination of ease of use, plus a major advertising campaign from Pfizer, generated an unprecedented amount of interest in this new product. The Company believes that this interest in treating impotence bodes well for the long term prospects of penile implant sales, as Viagra will not work on all patients. However, we may continue to see weakness in sales in the next few quarters. Ophthalmic product sales increased 12%. Continued success of the MemoryLens, a foldable intraocular lens, helped offset declines in fixed intraocular lenses and diagnostic products. The MemoryLens was approved for sale in the United States in December 1997.

                               Sales by Principal Product Line
                  For the Three Months Ended     For the Six Months Ended
                         September 30,                 September 30,
                                      Percent                       Percent
                   1998      1997      Change    1998       1997     Change
Plastic and
 general surgery $28,941   $ 23,935     20.9%  $ 60,400   $ 55,734     8.4%
Urology           18,770     16,856     11.3%    35,396     31,618    11.9%
Ophthalmology      9,013      8,028     12.3%    17,947     16,757     7.1%
                 $56,724   $ 48,818     16.2%  $113,743   $104,109     9.3%


Cost of Sales

Cost of sales was 38.5% for the three months ended September 30, 1998 compared to 42.0% for the same period last year. The increase in the cost of sales in the second quarter last year was primarily related to a fire at the Texas manufacturing facility. Several production departments were shut down for the month of September, either for cleanup and repair or due to lack of production from the fire affected departments. The high level of cost of sales was primarily caused by the write-off of lost inventory and unabsorbed overhead due to a lack of production, combined with the lower sales in the quarter.

Included in Cost of Sales this period was approximately $550 thousand in proceeds from the Company's insurance claim related to the fire. In addition, the Company continues to incur a substantial amount of expense related to the ongoing re-validation efforts at the Texas plant.

In 1996, the Food and Drug Administration (FDA) issued the Texas facility a warning letter, citing several inadequacies in the Company's adherence to FDA Good Manufacturing Practices (GMP). The FDA was specifically concerned with the method by which the Company had performed its initial validation of the manufacturing processes in the Texas facility. The Company agreed to re-validate the facility, as well as correct the other items in the warning letter, and in July, 1996, submitted to the FDA a schedule for completion of these items. In August 1997, the FDA returned to the Texas facility to perform a comprehensive GMP compliance audit, which included reviewing the Company's progress in completing the remaining items contained in the 1996 warning letter. While the Company had completed a substantial amount of items, the re-validation effort had not been completed within the time frame outlined in the July 1996 schedule.

In May 1998, the Company entered into a voluntary consent decree with the FDA in relation to the Texas facility. The agreement requires, under a schedule agreed to by the Company and the FDA, the completion of the re-validations of certain of the Company's manufacturing processes, strengthening of its continuous quality improvement program, and an independent audit on overall GMP compliance.

More specifically, the consent decree calls for the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. By July 5, 1998 the consultant was required to conduct a comprehensive GMP audit of the Texas facility and submit a detailed written report to Mentor management and the FDA on its findings. In that report, which was submitted on time, the consultant stated that, except for the outstanding re-validations, there were no significant areas of GMP non-compliance. Under the terms of the consent decree, the consultant is required to conduct an inspection and to issue a report annually.

Further, the Company was required to establish stronger procedures for continuous corrective action programs. The consultant was to report to management and to the FDA as to whether such a program had been instituted. On July 14, 1998 the expert consultant reported to management and to the FDA that such a program had been designed and was being implemented by the Company.

The Company and FDA agreed to time frames under which the Company is to complete its re-validations of its manufacturing processes; specifically by November 2, 1998 for saline-filled devices and by December 31, 1998 for gel-filled devices. The Company completed its validation of saline-filled devices by November 2. The outside expert consultant reviewed such validations and reported to management and to the FDA that all validation projects have been completed for all seven RTV product families in accordance with established milestones and within the timeframes established by the consent decree. Further the consultant stated in his report in summary, it is my opinion that the PQ (process qualification) and PPQ (product process qualification) and their execution is consistent with Mentor Texas internal operating procedures, industry practice and FDA requirements. Validation results met all acceptance criteria set forth in the protocols.

The Company believes that it will meet the remaining milestones as set forth in the consent decree, although there can be no absolute assurance that it can do so. In addition, although the expert consultants have expressed their opinion as to the satisfactory completion of certain consent decree requirements, FDA inspectors, during some future audit, may disagree with the conclusions of these experts. Should the Company fail to comply with the conditions of the consent decree, under its terms the FDA is allowed to order the Company to stop manufacturing or distributing the breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 39.8% of sales in the quarter compared to 39.3% in the previous year. The increase relates primarily to the Company's efforts in launching its new products, including the MemoryLens, brachytherapy seeds and the Suspend sling. The Company is increasing its marketing and sales staff to accommodate these new products.

Research and Development

Research and development expenses were 7.5% of sales for the quarter, compared to 9.9% for the prior year. In the prior year, the Company had spent funds on the completion of the development of the Contour Genesis, which was introduced in September 1997. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company expects to complete the work on its saline filled breast implant PMAAs and submit the data to the FDA by the end of fiscal 1999. Other major studies underway include an alternate filler breast implant and extending the use of the Contour Genesis to include liposuction.

Interest and Other Income and Expense

Net interest income decreased from $376 thousand last year to $275 thousand this year, resulting from lower cash balances.

Income Taxes

The effective rate of corporate income taxes was 32.0% for the quarter, compared to 34.2% in the same period a year ago. The decrease results from higher expected income from our tax-advantaged facility in Puerto Rico, which makes the MemoryLens.

Net Income

Diluted earnings per share was $.22 for the three months ended
September 30, 1998, compared to $.12 the prior year. The increase was due to higher sales, combined with lower cost of sales, due to the fire last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's working capital was $83.6 million compared to $94.9 million at March 31, 1998. The
Company's working capital needs were provided from operations and borrowings under its line of credit.

The Company generated $12.7 million of cash from operations during the three months ended September 30, 1998, compared to $15.3 million the previous year. Higher net income in the current period was offset by increased levels of accounts receivable and inventory when compared to the prior year.

The Company anticipates investing approximately $15 million in facilities and capital equipment in fiscal 1999. The majority of the expenditures will be for facility upgrades at the Company's manufacturing facilities in Texas and Minneapolis, as well as for enhancing the Company's information technology capabilities.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately
$2.5 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In July 1998, the Board increased the repurchase authorization by 1 million shares, to a total of 1.8 million, and instructed the Company to increase its share repurchases. As a result, during the second quarter of fiscal 1999 the Company repurchased 1.1 million shares for consideration of $19.9 million.

During the quarter, the Company renegotiated its bank line of credit to increase the maximum borrowing amount from $15 million to $25 million. It also lowered the annual commitment fee from
 .25% to .125% on the unused portion of the line. As a result of the increased stock repurchase program, the Company borrowed $5.1 million under the line of credit during the quarter. This amount was outstanding as of September 30, 1998.

The Company's principal source of liquidity at September 30, 1998 consisted of $14 million in cash and marketable securities plus
$19.9 million available under its line of credit.


IMPACT OF YEAR 2000

General Description of the Year 2000 Issue and the Nature and
Effects of the Year 2000 on Information Technology (IT) and Non-
IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will be required to modify or replace portions of its distribution, finance and manufacturing software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following key phases: inventory, assessment and remediation. The Company has categorized its systems into several areas: core systems (i.e. distribution, finance and manufacturing systems), ancillary support systems to those core systems, embedded systems, products, and third party vendors.

Inventory and Assessment

The Company has completed its inventory and assessment of its domestic core systems, indicating most of the core systems would be adversely affected. The Company has completed the inventory of its international sales office systems, and expects to complete the assessment of those systems by January 31, 1999. The Company expects to complete the inventory and assessment of its other areas (other than its products) by January 31, 1999. The Company has completed its inventory and assessment of its product lines and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

Status of Progress in Becoming Year 2000 Compliant

For its domestic core system exposures, to date the Company is 75% complete on the remediation phase and expects to complete software reprogramming and/or replacement no later than March 31, 1999.

The remediation of embedded systems is significantly more difficult than the remediation of the core systems. The inventory and assessment of embedded systems is expected to be complete by January 31, 1999. Based on its assessment, the Company will begin any necessary remediation shortly thereafter.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

Other than payroll and its banking relationships, the Company has no other significant direct interfaces with third party vendors. The Company is in the process of working with key third party vendors to ensure that the Company's systems that interface directly with third party vendors are Year 2000 compliant by December 31, 1999. The Company understands that key vendors are in the process of making their systems Year 2000 compliant. Each vendor queried by the Company believed that its system would be Year 2000 compliant by the end of 1999.

The Company is beginning to query its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable at this time.

Costs

The total cost to the Company of the Year 2000 project is estimated at $4.0 million and is being funded through operating cash flows. To date, the Company has incurred costs of approximately $1.2 million. This amount includes upgrading its desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs relate to new hardware and software and are being capitalized.

Risks

Management of the company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be constrained in taking customer orders, and might be unable to manufacture and ship certain products, or invoice customers. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

Contingency Plans

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program.
The Company plans to evaluate the status of completion in March
1999 and determine whether such a plan is necessary.


PART II


Item 1.Legal Proceedings
     In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1998, there have been no material changes.

Item 2.   Changes in Securities
  No changes have been made in any registered securities.

Item 3.   Defaults Upon Senior Securities
     No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders
     None

Item 5.   Other Information
     None

Item 6.   Exhibits and Reports on Form 8-K
     11        Statement regarding computation of Per Share
Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



MENTOR CORPORATION
(Registrant)


DATE:  November 12, 1998             BY:  /s/ANTHONY R. GETTE
       Anthony R. Gette
       President and
       Chief Operating Officer


DATE:  November 12, 1998             BY:  /s/GARY E. MISTLIN
       Gary E. Mistlin
       Chief Financial Officer

                           EXHIBIT 11
               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                            Three Months Ended   Six Months Ended
                               September 30,      September 30,
                              1998      1997      1998      1997
Numerator:

  Net income                $ 5,572   $  3,147  $ 13,411  $ 10,950
  Numerator for basic
    earnings per share -
    income available to
    common stockholders       5,572      3,147    13,411    10,950

  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed
    conversions             $  5,572  $  3,147  $ 13,411  $ 10,950

Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                    24,654    24,884    24,850    24,833

  Effect of dilutive
securities:
    Employee stock options       854     1,584     1,024     1,466

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and
      assumed conversions     25,508    26,468    25,874    26,299

Basic earnings per share    $    .23  $    .13  $    .54  $    .44
Diluted earnings per share  $    .22  $    .12  $    .52  $    .42