Form 10-Q
period 1998-12-31
MENTOR CORP /MN/
filed 1999-02-16
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


               For Quarter Ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X               No
The number of shares outstanding for each of the Issuer's classes of common stock as of February 12, 1999 was:
         Common stock, $.10 par value 24,255,455 shares


                         Mentor Corporation
                              INDEX

Part I.  Financial Information

  Item 1.  Financial Statements (unaudited)
Condensed Consolidated Statements of Financial
          Position - December 31, 1998 and March 31, 1998
Consolidated Statements of Income - Three Months
          Ended December 31, 1998 and 1997
Consolidated Statements of Income - Nine Months
          Ended December 31, 1998 and 1997
Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended December 31, 1998 and 1997
Notes to Condensed Consolidated Financial Statements
          December 31, 1998

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


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 1998 and March 31, 1998
                           (Unaudited)

                                     December 31,       March 31,
(dollars in thousands)                   1998             1998

ASSETS
Current assets:
  Cash and marketable securities     $    13,769       $   27,937
  Accounts receivable, net                43,450           40,209
  Inventories                             53,275           44,632
  Deferred income taxes                    6,619            6,619
  Other                                   11,236            8,144
          Total current assets           128,349          127,541

Property, plant and equipment,
  net of accumulated depreciation         43,728           39,423

Other assets:
  Patents, licenses and trademarks
    net of accumulated amortization        4,354            5,530
  Goodwill, net of accumulated
    amortization                          15,966           13,619
  Long term marketable securities
    and investment                         9,747           14,806
  Other assets                                 -              454
                                          30,067           34,409
Total assets                         $   202,144       $  201,373

See notes to condensed consolidated financial statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 1998 and March 31, 1998
                           (Unaudited)

                                      December 31,       March 31,
(dollars in thousands)                    1998             1998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $    5,746       $    6,903
  Accrued compensation                     5,586            8,742
  Income taxes payable                     1,610            1,325
  Dividends payable                          614              634
  Interest payable                            62                -
  Sales returns                            5,088            5,961
  Self-insured retention                   3,526            3,580
  Accrued royalties                        1,517            1,598
  Restructuring reserve                   13,810                -
  Other accrued liabilities                4,928            3,841
  Short-term borrowings and current
    portion of long-term debt              5,506               50
          Total current liabilities       47,993           32,634

Long-term deferred taxes                   2,046            4,054

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized-- 50,000,000 shares
    Issued and outstanding:
      24,254,460 shares at
        December 31,1998
      25,020,690 shares at
        March 31, 1998                     2,425            2,502
  Capital in excess of par                19,795           35,189
  Cummulative transalation
    adjustment                              (889)          (1,404)
  Unrealized gains on investments          1,400            5,000
  Retained earnings                      129,374          123,398
                                         152,105          164,685

Total liabilities and shareholders'
equity                                $  202,144       $  201,373

See notes to condensed consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
          Three Months Ended December 31, 1998 and 1997
                           (Unaudited)

(in thousands, except per share
data)                                    1998              1997

Net sales                            $   62,498        $   54,076
Costs and expenses:
  Cost of sales                          33,087            18,985
  Selling, general and
     administrative                      25,972            22,006
  Research and development                4,295             4,718
  Restructuring Charge                    7,000                 -
                                         70,354            45,709

Operating income (loss)                  (7,856)            8,367
  Interest expense                         (156)               (6)
  Interest income                           253               365
  Other income (expense)                    112               160
Income (loss) before income taxes        (7,647)            8,886
  Income taxes (benefit)                 (2,449)            3,050
Net income (loss)                    $   (5,198)       $    5,836

Basic earnings per share             $     (.21)      $       .23
Diluted earnings per share           $     (.21)      $       .22

See notes to consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
          Nine Months Ended December 31, 1998 and 1997
                           (Unaudited)


(in thousands, except per share
data)                                    1998              1997

Net sales                            $   176,241       $  158,185
Costs and expenses:
  Cost of sales                           74,101           57,779
  Selling, general and
     administrative                       71,310           61,477
  Research and development                12,226           14,661
  Restructuring charge                     7,000                -
                                         164,637          133,917

Operating income                          11,604           24,268
  Interest expense                          (182)             (21)
  Interest income                            928            1,069
  Other income (expense)                    (103)             196
Income before income taxes                12,247           25,512
  Income taxes                             4,034            8,726
Net income                           $     8,213       $   16,786

Basic earnings per share             $       .33      $       .67
Diluted earnings per share           $       .32      $       .64

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 1998 and 1997
                           (Unaudited)


(in thousands)                           1998              1997

Cash flows from operating activities $   14,846       $   18,972

Cash flows from investing
activities:
  Sale of equipment, intangibles and
    other assets                              -              149
  Purchase of property, equipment,
    and intangibles                     (14,813)         (10,487)
  Reduction of notes receivable               -              113
  Investment in marketing partner             -           (7,006)
                                        (14,813)         (17,231)

Cash flows from financing
activities:
  Exercise of stock options               2,508            2,101
  Dividends paid                         (1,792)          (1,864)
  Reduction of long-term debt                 -               (9)
  Expiration of puts                          -              146
  Borrowings under line of credit
    agreements                            5,100                -
  Repurchase of common stock            (20,017)          (1,519)
                                        (14,201)          (1,145)
Increase (decrease) in cash, cash
  Equivalents, and marketable
  securities                            (14,168)             596

Cash at beginning of period              27,937           27,808

Cash at end of period                $   13,769       $   28,404

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1998

Note A

Inventories at December 31, 1998 and March 31, 1998 consisted of:
                          December 31      March 31
                                 (In thousands)

Raw materials            $    15,400    $    12,900
Work in process                9,410          6,682
Finished goods                28,465         25,050
                         $    53,275    $    44,632

Note B

Other assets at December 31, 1998 include the Company's equity investments in its marketing partners, Intracel Corporation and North American Scientific, Inc. (NASI). The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities" the North American Scientific investment is carried at its fair market value of approximately $3.4 million. Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

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

Note D

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The total comprehensive income for the nine months ended December 31, 1998 is $5.1 million, compared with $18.9 million for the same period a year ago. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation and net unrealized gains and losses on securities.

Note E

In December 1998, Mentor implemented a restructuring plan as part of a strategic initiative to improve the profitability and competitiveness of its Ophthalmic products business, by reducing manufacturing costs and concentrating on those products and markets capable of sustained, long-term profitable growth. The successful introduction of the MemoryLens foldable IOL will allow this business to focus on a narrower, more profitable line of products for cataract surgery. The planned restructuring includes a reduction of workforce, anticipated plant consolidation costs of $800 thousand, a write down of $3.3 million for production assets to be disposed of, and a write down of approximately $1 million of intangibles related to products to be discontinued. Mentor incurred $200 thousand related to the restructuring in the third quarter and accrued $6.8 million in costs to be incurred over the next 12 months. Approximately $1.9 million of this amount is cash severance payments related to the workforce reduction of 150 positions. Concurrent with the restructuring, Mentor recorded a $9 million dollar special charge for inventory, primarily related to the discontinuance of certain Ophthalmic products and intraocular lens models. The restructuring and special charges totaled $16 million in the quarter, of which $9 million related to inventory was charged to cost of goods sold.

Note F

The amounts set forth in the accompanying statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal accruals) necessary for a fair statement of the results of operations for the periods presented. Operating results for the six months period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. It is suggested that the condensed consolidated financial statements included herein be read in conjunction with the Company's annual report on form 10-K for the year ended March 31, 1998.

Note G

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1998 increased 16% to $62.5 million, compared to $54.1 million the prior year. Urology products increased 32% compared to a year ago. Adding to urology product sales were two new products that were introduced in the last year: brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Both product lines showed good growth from the immediately preceding quarter. Penile implant sales, while still below last year, also showed strong sequential growth for the second quarter in a row. These sales had been affected in the first fiscal quarter by the introduction of a new impotence drug, Viagra. The combination of ease of use, plus a major advertising campaign from Pfizer, generated an unprecedented amount of interest in this new product. The Company believes that this interest in treating impotence bodes well for the long term prospects of penile implant sales, as Viagra will not work on all patients. However, we may continue to see weakness in penile implant sales for the next few quarters. The Company line of disposable products for managing urinary incontinence also did well in the quarter, increasing 20% over the prior year. Ophthalmic product sales increased 26%, and were at a record level. Continued success of the MemoryLens, a foldable intraocular lens, along with improved sales of diagnostic products, helped offset further declines in fixed intraocular lenses. The MemoryLens was approved for sale in the United States in December 1997.

Plastic surgery sales were about even with the prior year. Backorder issues earlier in the year have caused the Company to lose some market share. The Company believes that it now has adequate inventory levels, and has initiated certain marketing programs to help regain growth momentum.

                               Sales by Principal Product Line
                  For the Three Months Ended     For the Nine Months Ended
                         December 31,                  December 31,
                                      Percent                       Percent
                   1998      1997      Change    1998       1997     Change
Plastic and
 general surgery $28,455   $ 27,887        2%  $ 88,927   $ 83,620      6%
Urology           23,200     17,572       32%    58,525     49,190     19%
Ophthalmology     10,843      8,617       26%    28,789     25,375     13%
                 $62,498   $ 54,076       16%  $176,241   $158,185     11%


Cost of Sales

Cost of sales, excluding the $9.0 million special charge (see Note E to the Financial Statements), was 38.5% for the three months ended December 31, 1998 compared to 35.1% for the same period last year. The increase in the cost of sales in the quarter was primarily related to the higher percentage of OEM products, such as brachytherapy seeds, in the sales mix. In addition, the Company continues to incur a substantial amount of expense related to the ongoing re-validation efforts at the Texas plant.

As explained in Note E to the Financial Statements, also included in Cost of Sales is a special charge of $9.0 for inventory reserves, primarily related to the discontinuance of certain
Ophthalmic products and intraocular lens models.

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

More specifically, the consent decree calls for the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. By July 5, 1998 the consultant was required to conduct a comprehensive GMP audit of the Texas facility and submit a detailed written report to Mentor management and the FDA on its findings. In that report, which was submitted on time, the consultant stated that, except for the outstanding re-validations, there were no significant areas of GMP non-compliance. Under the terms of the consent decree, the consultant is required to conduct an inspection and to issue a report annually. The next report is due in May 1999. The Company expects that this report will be completed by the end of March.

Further, the Company was required to establish stronger procedures for continuous corrective action programs. The consultant was to report to management and to the FDA as to whether such a program had been instituted. On July 14, 1998 the expert consultant reported to management and to the FDA that such a program had been designed and was being implemented by the Company.

The Company and FDA agreed to time frames under which the Company is to complete its re-validations of its manufacturing processes; specifically by November 2, 1998 for saline-filled devices and by December 31, 1998 for gel-filled devices. The Company completed its validation of saline-filled devices by November 2 and gel-filled devices on December 22.

The outside expert consultant reviewed such validations and reported to management and to the FDA that all validation projects have been completed for all seven RTV (saline filled) and one HTV (gel filled) product families in accordance with established milestones and within the timeframes established by the consent decree. Further the consultant stated in his RTV report, in summary, it is my opinion that the PQ (process qualification) and PPQ (product process qualification) and their execution is consistent with Mentor Texas internal operating procedures, industry practice and FDA requirements. Validation results met all acceptance criteria set forth in the protocols. In the HTV report, the consultant stated that, "all major equipment qualifications, process qualifications and product performance qualifications have been properly designed and executed to ensure that manufactured product will conform to pre-established procedures. It is my opinion that Mentor has fully and successfully completed all necessary HTV validations as required by the consent decree."

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 41.6% of sales in the quarter compared to 40.7% in the previous year. The increase relates primarily to the Company's efforts in launching its new products, including the MemoryLens, brachytherapy seeds and the Suspend sling. The Company is increasing its marketing and sales staff to accommodate these new products.

Research and Development

Research and development expenses were 6.9% of sales for the quarter, compared to 8.7% for the prior year. For the past several years, the Company has spent substantial funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The reduction in research & development spending resulted from the completion of several of the studies. The Company expects to complete the work on its saline filled breast implant PMAAs and submit the data to the FDA during calendar 1999. Other major studies underway include an alternate filler breast implant and extending the use of the Contour Genesis to include liposuction.

Restructuring and Special Charges

In December 1998, Mentor implemented a restructuring plan as part of a strategic initiative to improve the profitability and competitiveness of its Ophthalmic products business, by reducing manufacturing costs and concentrating on those products and markets capable of sustained, long-term profitable growth. The successful introduction of the MemoryLens foldable IOL will allow this business to focus on a narrower, more profitable line of products for cataract surgery. The planned restructuring includes a reduction of workforce, anticipated plant consolidation costs of $800 thousand, a write down of $3.3 million for production assets to be disposed of, and a write down of approximately $1 million of intangibles related to products to be discontinued. Mentor incurred $200 thousand related to the restructuring in the third quarter and accrued $6.8 million in costs to be incurred over the next 12 months. Approximately $1.9 million of this amount is cash severance payments related to the workforce reduction of 150 positions. Concurrent with the restructuring, Mentor recorded a $9 million dollar special charge for inventory, primarily related to the discontinuance of certain Ophthalmic products and intraocular lens models. The restructuring and special charges totaled $16 million in the quarter, of which $9 million related to inventory was charged to cost of goods sold.

Interest and Other Income and Expense

Net interest income decreased from $359 thousand last year to $209 thousand this year, resulting from lower cash balances and borrowings under the line of credit.

Income Taxes

The effective rate of corporate income taxes was 32.0% for the quarter, compared to 34.3% in the same period a year ago. The decrease results from higher expected income from the Company's tax-advantaged facility in Puerto Rico, which makes the MemoryLens.

Net Income (loss)

Diluted loss per share was $.21 for the three months ended
December 31, 1998, compared to earnings of $.23 the prior year.
The after tax earnings effect of the restructuring and special charges of $16 million were approximately $0.45.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's working capital was $80.4 million compared to $94.9 million at March 31, 1998. The
Company's working capital needs were provided from operations and borrowings under its line of credit.

The Company generated $14.8 million of cash from operations during the three months ended December 31, 1998, compared to $15.4 million the previous year. The net loss in the current period was offset by the reserve for the restructuring charge.

The Company anticipates investing approximately $15 million in facilities and capital equipment in fiscal 1999. The majority of the expenditures will be for facility upgrades at the Company's manufacturing facilities in Texas and Minneapolis, as well as for enhancing the Company's information technology capabilities. During the third quarter, the Company acquired a privately-held manufacturer of specialty urological products, for cash consideration of approximately $3.5 million.

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

During the second quarter of this year, the Company renegotiated its bank line of credit to increase the maximum borrowing amount from $15 million to $25 million. It also lowered the annual commitment fee from .25% to .125% on the unused portion of the line. As a result of the increased stock repurchase program, the Company has $5.1 million outstanding under the line of credit as of December 31, 1998.

The Company's principal source of liquidity at December 31, 1998 consisted of $14 million in cash and marketable securities plus
$19.9 million available under its line of credit.

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

Inventory and Assessment

The Company has completed its inventory and assessment of its domestic core systems, indicating most of the core systems would be adversely affected. The Company has completed the inventory of its international sales office systems, and expects to complete the assessment of those systems by February 28, 1999. While the assessment is not yet done, the Company does expect that most of the systems would be adversely affected. The Company expects to complete the inventory and assessment of its other areas (other than its products) by February 28, 1999. The Company has completed its inventory and assessment of its product lines and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

Status of Progress in Becoming Year 2000 Compliant

For its domestic core system exposures related to its distribution, finance and manufacturing software, the Company has completed all required remediation. For other domestic core systems, such as desktop computers, networks and off-the shelf application software, the Company is 75% complete on the remediation phase and expects to complete upgrades and/or replacement no later than October 31, 1999.

The remediation of embedded systems is significantly more difficult than the remediation of the core systems. The inventory and assessment of embedded systems is 75% complete, and will be finished by March 31, 1999. The Company has begun any necessary remediation on those systems it has found which require it.

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

Costs

The total cost to the Company of the Year 2000 project is estimated at $4.0 million and is being funded through operating cash flows. To date, the Company has incurred costs of approximately $1.8 million. This amount includes upgrading its desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs relate to new hardware and software and are being capitalized.

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

MENTOR CORPORATION
(Registrant)

DATE:  February 16, 1999               BY:  /s/ANTHONY R. GETTE
       Anthony R. Gette
       President and
       Chief Operating Officer


DATE:  February 16, 1999              BY:  /s/GARY E. MISTLIN
       Gary E. Mistlin
       Chief Financial Officer


                           EXHIBIT 11
               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                            Three Months Ended  Nine Months Ended
                               December 31,        December 31,
                              1998      1997      1998      1997
Numerator:

  Net income                $(5,198)  $  5,836  $ 8,213   $ 16,786
  Numerator for basic
    earnings per share -
    income available to
    common stockholders      (5,198)     5,836    8,213     16,786

  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed
    conversions             $(5,198)  $  5,836  $ 8,213   $ 16,786

Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                   24,195     24,961   24,618     24,877

  Effect of dilutive
securities:
    Employee stock options      720      1,553      911      1,471

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and
      assumed conversions    24,915     26,514    25,529    26,348

Basic earnings per share    $  (.21)  $    .23  $    .33  $    .67
Diluted earnings per share  $  (.21)  $    .22  $    .32  $    .64