Form 10-K
period 1999-03-31
MENTOR CORP /MN/
filed 1999-06-29
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 31, 1999
                   Commission File No. 0-7955

                       Mentor Corporation
                        201 Mentor Drive
                 Santa Barbara, California 93111
                    Telephone:  805/879-6000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 28, 1999 was $408,229,000.

Number of Shares of Common Stock outstanding on June 28, 1999:
24,421,000.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1999
Annual Meeting of Shareholders are incorporated by reference in
Part III in this Report on Form 10-K.

                             PART I

ITEM 1.   BUSINESS.

          This Annual Report on Form 10-K filed on behalf of Mentor Corporation ("Mentor" or the "Company") contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", anticipates" or "expects" used in this Annual Report and such other documents incorporated herein by reference are intended to identify forward-looking statements. These include statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. These also include statements regarding the regulatory and legal environment in which the Company operates and its assessment of risks associated therewith. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. The Company cautions that these and similar statements included in this Annual Report are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Annual Report or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation" and "Product Liability". Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. The Company assumes no obligation to publicly release any revisions to such forward-looking statements to reflect changes in events or circumstances after such dates.

General

          In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company subsequently announced that it has entered into an agreement to sell the assets of the intraocular lens business. The remaining parts of the ophthalmic business are currently being actively marketed. As a result of this decision, the Company now accounts for the ophthalmic business as a "Discontinued Operation" under Generally Accepted Accounting Principles (GAAP). Accordingly, all sales and expenses and other financial information of the ophthalmic business are reported, on a net basis, as a single line on the financials. Numbers in this Form 10-K have been restated to exclude the results of the ophthalmic business as appropriate.

          The Company develops, manufactures, and markets a broad range of products for the medical specialties of plastic, reconstructive and general surgery, and urology. Plastic and general surgery products include surgically implantable prostheses for cosmetic and reconstructive surgery, principally breast implants and tissue expanders, and capital equipment and disposable products used in soft tissue aspiration. Urologic products include disposable and surgical products for the management of urinary incontinence, surgically implantable prostheses, principally penile implants for the treatment of chronic male sexual impotence, and brachytherapy seeds for the treatment of prostate cancer.

     Corporate Organization

          Two years ago, the Company was operated through wholly owned subsidiaries which were organized around its existing primary product groups: plastic surgery (through Mentor H/S, Inc.), urology (through Mentor Urology, Inc.) and ophthalmology (through Mentor Ophthalmics, formerly known as Mentor O&O, Inc.).

          During fiscal 1998, the Company reorganized along functional lines, rather than product groups, enabling the Company to present a unified, single company image to its customers, as well as to facilitate the sharing of technology and manufacturing expertise among its various locations. As a result, in August 1997, the Company formed Mentor Medical Inc. as a wholly owned subsidiary and transferred to it all the sales and marketing functions, and related assets, from each of its product subsidiaries. Mentor H/S, Mentor Urology and Mentor Ophthalmics retained all of the assets related to the Texas, Minneapolis and Norwell, Massachusetts manufacturing facilities, respectively. These assets consisted primarily of leasehold improvements and manufacturing and research and development equipment. Mentor H/S was subsequently renamed Mentor Texas, Inc. Mentor Urology was changed to Mentor Minnesota, Inc.

     International Expansion

          During the 1990's, the Company expanded its international presence through the establishment of direct sales offices in Canada, Europe, and the Pacific Rim. All of the offices are wholly owned subsidiaries of Mentor Corporation. In fiscal 1991, the Company established its first four sales offices: Mentor Medical Systems Canada, Mentor Medical Systems UK, Ltd., Mentor Deutschland, GmbH, and Mentor Medical Systems, Pty, Ltd. (Australia). In fiscal 1996, the Company established Mentor France S.A. and Mentor Benelux B.V. In fiscal 1997, the Company opened two additional sales office subsidiaries: Mentor Medical Systems Iberica S.L. and Havas Medical B.V. In late fiscal 1998, the Company established a sales office in Japan:
Mentor Japan K.K.

          In 1993, the Company established Mentor Medical Systems, B.V. in Leiden, the Netherlands, to further its expansion into the international marketplace. This is the Company's manufacturing and research and development facility outside of the United States.

          In fiscal 1999, sales from the direct international offices accounted for 14% of total sales.

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

     Plastic and General Surgery Products

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

          The Company produces a broad line of mammary prostheses, including saline-filled implants and silicone gel-filled implants. Mammary prostheses comprise approximately 90% of total plastic surgery product sales. Saline-filled breast implants accounted for approximately 80% of mammary prostheses sold in fiscal 1999.

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

          In September 1997, the Company began marketing the Contour Genesis, following FDA approval in July 1997. The Contour Genesis is an ultrasound assisted product used for the liquification and aspiration of soft tissues in general surgery and plastic and reconstructive surgery applications. While initial sales of the Contour Genesis have been encouraging, the Company believes that a greater potential for the product exists in the area of liposuction. Liposuction, or the removal of body fat, is one of the most popular cosmetic procedures performed today. Current liposuction uses a metal cannula to sheer the fat. This requires the physician to exert a large amount of force to facilitate the procedure. In ultrasonic assisted liposuction, a generator sends ultrasonic waves through a probe that is inserted under the skin. The ultrasonic energy emulsifies the fat, which can then be easily aspirated away.

          The Company is currently conducting human clinical trials using the Contour Genesis in order to expand the labeling of the product to include ultrasonic assisted liposuction. The Company expects to submit an application for approval to the FDA by the end of the current fiscal year. Like any clinical research, the outcomes of the trials are not predictable. There can be no guarantee that data from this study will support an approvable application. There can be no assurance as to when, if ever, final approval will be given.

          During fiscal 1999, the Company entered into a marketing alliance and equity investment in Byron Medical, Inc., a privately held company that provides a variety of products for the surgical specialties of liposuction and body contouring. Under the agreement, the Company will promote and sell Byron's products.

     Disposable Urology Products

          The National Institute of Health estimates that, due to a variety of causes, ten million men, women and children in the United States suffer from urinary incontinence or retention -- the inability to control the flow of urine. The Company markets a broad range of incontinence products, including disposable products that help people manage their incontinence, and surgical products which aid in curing the problem.

          In the disposable products area, the Company produces several types of catheters, including intermittent self-catheters, used by women, men and children to manage retentive incontinence, and male external catheters, including both latex and silicone models. These products are used in homes, hospitals and extended care facilities.

          During the year, the Company enhanced its position in this market via the acquisition of Sierra Laboratories, Inc., a privately held manufacturer of specialized urologic products. These products include male external catheters and drainage bags.

          The Company also markets a variety of other disposable products used in the management of urinary incontinence. These include leg bags and urine collection systems, organic odor eliminators, and moisturizing skin creams and ointments.

     Surgical Urology Products

          The Company's Surgical Urology products fall into three general categories of products: impotence treatment, incontinence treatment, and cancer diagnosis and treatment products.

          Impotence Products. The Company's impotence products include primarily a line of penile implants for the treatment of male sexual impotence. Penile prostheses, which accounted for over 90 % of the Company's impotence sales in fiscal 1999, are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including two versions of hydraulic inflatable devices and two versions of a malleable prosthesis.

          For the past several years, alternative treatment methods for male impotence have become increasingly popular. These include injection drug therapy and vacuum erection devices. These modes of treatment have been used extensively as a first line of treatment due to their lower cost and less invasive nature. The Company had marketed a vacuum erection device since fiscal 1991. Due to its small sales base, this product was discontinued in fiscal 1999.

          In April 1998, Pfizer Inc., a major pharmaceutical company, received FDA approval for the first oral drug treatment for impotence. Its product, Viagra, received an enormous amount of media attention, due to its ease of use and purported efficacy. While the Company believes that the heightened interest in treating impotence may be beneficial to the Company in the long run, there was a near term negative impact on penile implant sales as men who might be interested in an implant tried Viagra instead. The Company continues to believe that this interest in treating impotence bodes well for the long-term prospects of penile implant sales, as Viagra will not work on all patients. Sales of penile implants in the second half of fiscal 1999 increased 17% over the first half of the year. While the Company hopes this upward trend will continue, we may continue to see weakness in sales in the near term.

          The Company expects that alternative treatment methods to permanent implants will remain an integral part of the marketplace in the future.

          Incontinence Products.   The Company believes that many
people, if given the choice, would rather cure than manage their incontinence problem. The Company has focused considerable attention in developing products for this market. For several years the Company has been pursuing regulatory approval on a new product, Urethrin, which is an injectable implant for the treatment of incontinence. The FDA is currently requiring the Company to submit additional clinical data before it can make a decision on the marketing of Urethrin. The Company is in the process of compiling data for submission to the FDA. There can be no guarantee that data from this study will support an approvable application. In addition, there can be no assurance as to when, if ever, final approval will be given for sales in the United States. The Company has limited sales of Urethrin in the international market.

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

          Cancer Products. In June 1997, the Company announced two strategic alliances to launch its efforts in the treatment of urologic cancers. The first alliance is with North American Scientific, Inc. ("NASI") which produces brachytherapy seeds for the treatment of prostate cancer. The conventional treatment for prostate cancer has been the radical prostatectomy. This is an invasive surgical procedure that involves the complete removal of the prostate. It involves a 2-3 day hospital stay. Due to the damage done to the urinary sphincter and penile nerves during surgery, impotence and incontinence are common side effects of the procedure.

          Brachytherapy treatment is a much less invasive procedure in which radioactive seeds, approximately the size of a grain of rice, are implanted directly into the prostate. Fifty to one hundred seeds are used in each procedure. Because the radiation exposure is limited to a small area, general radiation side effects are unusual with brachytherapy, and complication rates are lower than with a radical prostatectomy. The procedure can often be performed in an outpatient setting, thus reducing the cost of the overall procedure.

          NASI manufactures and ships the IoGold brachytherapy seed, while the Company does all of the sales and marketing.
Sales of this product began in January 1998.

          The second alliance is with Intracel Corporation in which Mentor will be the exclusive worldwide marketing partner for two of Intracel's bladder cancer products. PerImmune Holdings, Inc. originally developed the products. PerImmune merged with Intracel in 1997. The first product is a bladder cancer test, the Accu-Dx. The product is a simple urine test that can be performed in the doctor's office. It is intended to be used in conjunction with cystoscopy to aid in the management of bladder cancer patients. The FDA approved this product in April 1997, and Mentor began sales in February 1998. During the first quarter of fiscal 1999, the manufacturer voluntarily recalled this product because of shelf life issues. The Company expects to re-introduce this product in fiscal 2001. In addition to the test, Intracel is developing a potential bladder cancer treatment. This product, BCI-Immune Activator, appears to demonstrate enhanced anti-tumor activity in the bladder. It has completed Phase I and II clinical trials, and began Phase III clinicals during fiscal 1999. Like any clinical research, the outcomes of the trials are not predictable. There can be no guarantee that data from this study will support an approvable application. There can be no assurance as to when, or if, the FDA will approve this product.

          Summary of Sales by Principal Product Lines. The following table shows the net sales attributable to each of the Company's principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.

                                 Year Ended March 31,
                          1999            1998           1997
                                (Dollars in thousands)
                     Amount      %    Amount    %     Amount    %
Plastic & General
  Surgery Products  $122,066    60%  $112,449   62%  $106,970   64%
Surgical Urology
  Products            37,307    18%    28,413   16%    25,500   15%
Disposable Urology
  Products            43,410    22%    39,405   22%    34,324   21%
                    $202,783   100%  $180,267  100%  $166,794  100%

Marketing

          The Company employs specialized domestic sales forces for its cosmetic surgery, urologic implants and disposable urology product lines. Each group provides product orientation and support and related service to physicians, nurses and other health care professionals. This also allows the Company to maintain active and continuous communication with leading health care professionals in order to identify emerging growth markets and opportunities for improved products and product extensions.

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

          The Company exports most of its products, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's own foreign direct international sales offices. For the years ended March 31, 1999, 1998 and 1997, export sales to independent distributors were $17,600,000, $16,173,000, and $14,996,000, respectively. In addition, $27,450,000, $25,731,000 and $19,809,000 in sales respectively, were from the Company's direct international offices.

          The Company's domestic sales and foreign sales are approximately equal in profitability. Other than sales through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not significantly affected operating earnings. The Company does not hedge any of its foreign currency transactions.

          The Company has eight international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia, Spain and Japan. The Japan office was established late in fiscal 1998. These offices warehouse product and sell through a direct sales force in each country. The offices currently sell primarily cosmetic and reconstructive surgery implants and disposable urology products. Sales are made in the local currency of the host country. The Company feels that a local presence in key countries will help the Company to capitalize on the growing international market for medical products.

          In general, the Company maintains sufficient inventories of finished goods both domestically and internationally to support immediate shipment of products upon receipt of a customer's order. From time to time, however, a back-order situation may develop due to increased demand for a product or special circumstances, such as regulatory restrictions or physical damage to the plant. See "Government Regulation".

          During the fiscal year ended March 31, 1999, no customer accounted for more than 10% of the Company's revenues.

Competition

          The Company believes it is one of the leading suppliers in the United States of penile implants and cosmetic and reconstructive surgery products and of disposable catheter products, based upon independent research studies of market share.

          The Company currently competes with only one other company in the inflatable penile market, American Medical Systems, Inc. Several implants compete with the Company's malleable penile implants. The primary competitive factors are product performance and reliability, ease of implantation and customer service. The Company believes that, by providing several types of implants that stress high performance and reliability, it can successfully respond to various physician and patient preferences.

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

Government Regulation

          General

          As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state agencies to insure compliance with current good manufacturing practices and other regulatory requirements. These agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, process validation, testing, quality control and product labeling. These regulations depend heavily on administrative interpretation by the various agencies, and can be influenced by adverse publicity and political pressure. There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. A determination that the Company is in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief (whether by adverse court ruling or by consent), product recalls or product seizures.

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

          The Medical Device Act establishes complex procedures for compliance based upon FDA regulations that designate devices as Class I (general controls, such as compliance with labeling and record-keeping requirements), Class II (performance standards in addition to general controls) or Class III (pre-market approval application ("PMAA") before commercial marketing).
Class III devices are the most extensively regulated.   Class III
devices require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's plastic surgery and urology implants, are in Class III, while most of its disposable incontinence products are in Class I.

          In 1991, the Company submitted PMAAs for its silicone gel-filled mammary prostheses to the FDA, pursuant to FDA regulations issued at that time. In 1992, the FDA's outside advisory panel on plastic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants. The FDA adopted the recommendations of the panel.

          The FDA denied the pending applications for the use of silicone gel-filled breast implants for augmentation, but provided for the continued availability of the implants for reconstruction purposes on the basis of a public health need. In order to obtain silicone gel-filled implants for use in reconstruction, women were required to enroll, beginning in 1993, in a clinical study for future follow-up. Patients were required to sign an informed consent form and physicians had to certify that saline implants were not a satisfactory alternative. The Company continues to ship these products under the terms of this clinical study.

          In 1993, the FDA published proposed guidelines for PMAA's on the Company's hydraulic inflatable penile prostheses and saline-filled breast implants. For saline implants, the FDA published a schedule that permits the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1998. The FDA has extended final submissions until 1999. The Company has submitted all required data to date (primarily laboratory tests and manufacturing data) and intends to submit the remaining data for its PMAA's in a timely fashion, which it expects will be by the end of the calendar year.

          For its penile implants, the FDA has requested that the data for the PMAA be submitted in four modules during calendar 1999. The Company has submitted the first two modules, covering manufacturing, and chemical and biological testing. The Company expects to submit the remaining two modules, which include clinical studies and mechanical testing as required by the FDA.

          FDA approval for either of these products, however, cannot be assured. Should the Company's PMAAs be denied, it would have a material adverse effect on the Company's operations and financial position.

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

          Additional Regulations

          As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to regulations and review by the FDA and other regulatory agencies. The Company's domestic facilities must comply with the FDA's Quality System Regulation requirements (regulations adopted by the FDA in October 1996 which replaced the requirements previously known as Good Manufacturing Practices). Also, for products sold internationally, the Company has obtained a CE mark for its products by demonstrating compliance with the ISO 9001 and EN46001 international quality system standards. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

          Texas Facility Review

          In June 1995, Mentor H/S's Texas facility was audited by the FDA. As a result of that audit, Mentor H/S received an FD483, "list of observations". These observations dealt primarily with validation of manufacturing processes and follow-up on product complaint evaluations. Mentor H/S responded to the FD483 in August 1995. In February 1996, the FDA issued Mentor H/S a warning letter, concluding that they had not satisfactorily addressed the inadequacies noted in the FD483. Specifically, the FDA disagreed with the method by which the Company had performed its initial validations of the Texas facility. To address the warning letter, in 1996 the Company hired an outside expert consultant to conduct a comprehensive GMP audit, and initiated or completed all corrections called for in the consultant's report. For those items which could not be corrected in a timely manner, primarily the re-validation of the manufacturing process, a time frame for completion was submitted to the FDA.

          In August 1997, the FDA returned to the Texas facility to perform a comprehensive GMP audit, which included reviewing the Company's progress in completing the remaining items contained in the 1996 warning letter. While the Company had completed most of these items, the re-validation effort had not been completed within the time frame outlined in the 1996 report. In December 1997, the Company developed a new timeline for completion of these items. In May 1998, the Company entered into a voluntary consent decree with the FDA, under which the Company agreed, among other things, to complete the re-validations in the agreed upon timeframe.

          The consent decree required the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. In July, 1998 the consultant conducted a comprehensive GMP audit of the Texas facility and submitted a detailed written report to Mentor management and the FDA on its findings. In that report, the consultant stated that, except for the outstanding re-validations, there were no significant areas of GMP non-compliance.

          The Company and FDA agreed to time frames under which the Company was to complete its re-validations of its manufacturing processes; specifically by November 2, 1998 for saline-filled devices and by December 31, 1998 for gel-filled devices. The Company completed its validations of both devices in those timeframes. The outside expert consultant reviewed the validations and reported to management and to the FDA that all validation projects had been completed in accordance with established milestones and within the timeframes established by the consent decree.

          Additionally, under the terms of the consent decree, an expert consultant is required to conduct an inspection and to issue a report annually. The first annual inspection and report has been completed and filed with the FDA. The consultant conducted a comprehensive inspection according to the QSR/GMP medical device regulations. In his report, the consultant stated, "Mentor is in substantial compliance with the current Good Manufacturing Practices."

          The Company believes that it will meet the remaining requirements of the consent decree, although there can be no assurance that it can do so. In addition, although the expert consultants have expressed their opinion as to the satisfactory completion of certain consent decree requirements, FDA inspectors, during some future audit, may disagree with the conclusions of these experts. Should the Company fail to comply with the conditions of the consent decree, under its terms the FDA is allowed to order the Company to stop manufacturing or distributing the breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until compliance is achieved.

          If the Company maintains continuous compliance with the terms of the consent decree for a period of 5 years after the completion of the re-validations, the Company can petition the courts to remove the consent decree without opposition from the government.

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

          These types of programs can potentially limit the amount which health care providers may be willing to pay for medical products. In the past, the Company has encountered instances in which reimbursement for some of its products, particularly its hydraulic inflatable penile prostheses, was denied. In the majority of cases, the Company has successfully obtained reinstatement of reimbursement for these products. Denial of reimbursement and/or limitations on the amount third party payors are willing to pay will, most likely, have a detrimental effect on sales of the affected products.

Product Development

          At March 31, 1999, the Company employed 87 people engaged in full-time research and development. The Company is working to develop new or improved products in many of its principal product lines, including breast implants and general surgery. In addition, the Company has committed $1 million per year for three years to help fund the Phase III clinical trials for the BCI-Immune Activator bladder cancer treatment. Intracel is conducting the trials. These payments began in January 1998. The Company is obligated to pay Intracel an additional $3 million based on the achievement of certain milestones. The first $1 million milestone payment was paid in fiscal 1999. The second payment of $1 million is not expected until fiscal 2001.

          The Company believes its future growth will continue to depend in part upon the introduction of new products that provide superior benefits, command premium prices and have significant growth potential. The Company works closely with health care professionals to ascertain their needs and concerns and those of their patients.

          During fiscal 1999, 1998 and 1997, the Company spent a total of $14,820,000, $15,179,000 and $13,861,000 respectively, for research and development.

Patents and Licenses

          It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, ultrasonic assisted soft tissue aspiration and disposable catheters.

          All of the patents relating to products, which produce significant revenues, have at least two years remaining until expiration. While the Company believes its patents are valuable, it has been the Company's experience that the knowledge, experience and creativity of its product development and marketing staffs, and trade secret information with respect to manufacturing processes, materials and product design, have also been important in maintaining proprietary product lines. As a condition of employment, the Company requires each of its employees to execute an agreement relating to confidential information and patent rights.

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

          In fiscal 1999, the Company implemented a limited warranty program to cover its breast implants. The program provides a no charge replacement product, under certain circumstances, for the life of the patient. For five years following implantation, the Company will provide up to $1,200 in financial assistance to defray operating room costs not covered by insurance. The Company provides a limited warranty on certain of its capital equipment products, such as the Contour Genesis, against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

Raw Material Supply

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

          In the mid 90's, certain suppliers of raw materials, such as Dow Corning, DuPont and others, announced that they would no longer supply implant or medical grade materials for products in several markets related to reproduction, contraception, obstetrics or cosmetic surgery, due to what they perceived as a product liability risk in excess of the potential economic benefits of providing these materials. Certain of the Company's products, principally breast implants and penile implants, incorporated materials supplied by these companies. Under guidelines established by the FDA, the Company successfully replaced these materials with those being offered by other companies willing to supply device manufacturers. The price the Company pays for many of these replacement materials is substantially higher than with its previous vendors. These sources of supply are relatively new, and there can be no assurance that they will be able to supply the Company in the quantities needed, or that regulatory or other delays will not cause a disruption in sales of affected products. The Company believes its supply of raw materials is adequate for the current fiscal year.

Employees

          As of March 31, 1999, the Company employed 1,581 people of whom 1,074 were in manufacturing, 357 in sales and marketing, 87 in research and development and 63 in finance and administration. Included in this amount are 360 employees exclusively engaged in the ophthalmology business. None of the Company's employees are represented by a union. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.

Discontinued Operations (Ophthalmology Products)

          As discussed earlier, the Company is in the process of divesting the ophthalmology business. The Company has entered into an agreement to sell the assets of its intraocular lens business, which represents approximately half of the Company's ophthalmic assets. The Company is actively marketing the remaining portions of the business. The Company would expect to complete the divestiture during fiscal 2000.

          Ophthalmic products include intraocular lenses, used for replacement of a lens following cataract surgery, surgical equipment, primarily coagulators used to control bleeding during ophthalmic and other microsurgery, and diagnostic equipment, used to evaluate disorders of the eye.

          Net sales of ophthalmology products were $37,893,000, $35,029,000 and $36,574,000 in fiscal 1999, 1998 and 1997, respectively.

          The Company's primary focus in ophthalmology has been on cataract and glaucoma surgery. Cataract surgery, which involves the removal of a calcified lens in the eye and the implantation of an intraocular lens ("IOL"), is the most common surgical procedure performed in both the United States and the world.

          The Company has produced a wide range of products related to cataract surgery, including diagnostic ultrasound equipment, disposable products used during the surgery, phacoemulsification to remove the cataract and IOLs.

          In November 1996, the Company introduced its next generation diagnostic ultrasound device, the Advent A/B. The Advent aids in the diagnosis of the cataract and other disorders of the eye, and helps determine the prescription strength of the IOL to implant.

          Disposable ophthalmic products include coagulators to control bleeding during surgery. This is accomplished by equipment that generates radio frequency energy and a hand-held instrument that delivers it to the surgical site. The Company also markets lint free surgical wipes and sponges, diamond blades and knives, and titanium instruments such as forceps and needle holders.

          In February 1997, the Company began marketing the Mentor SIStem phacoemulsifier, a totally redesigned and upgraded version of the Company's first phacoemulsifier. This product incorporates many advanced features, including a unique fluidics system for enhanced hydrodynamic control and a closed aspiration system for instant vacuum control.

          In October 1994, the Company acquired the IOL product line of Optical Radiation Corporation, a subsidiary of Benson Eyecare. The Company markets two types of IOLs: a fixed, hard plastic lens, and proprietary foldable lens, the MemoryLensr.
The MemoryLens has been available internationally since early 1996. Sale in the United States was approved by the FDA in December 1997. The market for IOL's has been shifting rapidly from fixed lenses to foldable ones, which can be implanted through a smaller incision. The MemoryLens is the first and only lens to be pre-rolled at the factory, thereby facilitating the surgical procedure.

          The Company also markets tonometry products, which measures the intraocular pressure of the eye, which aids in the diagnosis of glaucoma.

          The Company uses primarily independent sales representatives in the United States to market its ophthalmic products. In this market, companies compete primarily on the basis of product quality and technology, service, reliability and price. By offering unique, proprietary products and a broad range of niche products, the Company believes that it will be able to compete against larger companies. Various competitors include Allergan, Inc., Alcon Laboratories Inc., a subsidiary of Nestle S.A., Bausch & Lomb, Inc., Pharmacia, Upjohn, Inc. and Staar Surgical Company.


ITEM 2.   PROPERTIES.

          The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (161,965 square feet). The Company leases additional office manufacturing and warehouse facilities in Santa Barbara, California (78,000 square feet), Mounds View, Minnesota (20,000), Irving, Texas (139,109 square feet), Norwell, Massachusetts (57,000 square feet), Cidra, Puerto Rico (47,000 square feet) and Leiden, the Netherlands (15,000 square feet). Under the terms of the proposed sale of the intraocular lens product line, the acquirer will assume the obligations under the Cidra Puerto Rico lease. The Company's international sales offices lease office and warehouse space ranging from 1,000 to 5,500 square feet. All leases have terms ranging from one to fifteen years, renewable on terms the Company considers favorable.

          The Company believes its facilities are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate any future expansion as necessary.


ITEM 3.   LEGAL PROCEEDINGS.

          Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in products liability litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. This insurance is subject to certain self-insured retentions and limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products. From June 1992 on, the Company's insurance has excluded silicone gel-filled breast implants.

          In addition, in the ordinary course of its business the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company as well as the ages as of June 28, 1999, are listed below, followed by brief accounts of their business experience and certain other information.

Name                   Age  Position

Christopher J. Conway  60   Chairman of the Board, Chief
                            Executive Officer and Director

Anthony R. Gette       43   President, Chief Operating Officer,
                            Secretary and Director

Malcolm Boddy          57   President, Mentor Manufacturing
                            Operations Division

Trevor Pritchard       45   President, Mentor Medical Inc.

Gary E. Mistlin        47   Senior Vice President,
                            Finance/Treasurer and Chief
                            Financial Officer

Bobby K. Purkait       49   Senior Vice President, Research &
                            Development

Ramona E. Schwab       38   Senior Vice President, Human
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

          Mr. Pritchard joined the Company in November 1998 as President of Mentor Medical, Inc. From 1995 to 1998 he was Executive Vice President of International Sales and Marketing for Sherwood-Davis & Geck, a subsidiary of American Home Products Corporation. From 1994 to 1995 he was Vice President - International for Davis & Geck.

          Mr. Mistlin joined the Company in November 1987, as
Director of Finance/Treasurer, and was promoted to Vice President of Finance/Treasurer in April 1989 and Senior Vice President in
April 1998.

          Mr. Purkait joined the Company in February 1986 and has served in various research & development capacities. He was promoted to Vice President of Research & Development in 1988, and
Senior Vice President in April 1998.

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

Year Ended March 31, 1999               High      Low
Quarter ended June 30, 1998             29 13/32  23 3/4
Quarter ended September 30, 1998        24 1/8    11 1/16
Quarter ended December 31, 1998         23 7/16   10 1/8
Quarter ended March 31, 1999            21 3/4    14 1/4

Year Ended March 31, 1998               High      Low
Quarter ended June 30, 1997             29 5/8    19 1/4
Quarter ended September 30, 1997        33 3/4    29
Quarter ended December 31, 1997         40 1/8    30 1/2
Quarter ended March 31, 1998            36 5/8    24 1/8

(b) As of June 28, 1999 there were 1,500 holders of record of the Company's Common Stock.

(c) In fiscal 1999 and fiscal 1998, the Company declared and paid a quarterly dividend of $0.025 per share of Common
Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                      Year Ended March 31,
(in thousands, except
per share data)
                          1999     1998      1997       1996     1995
Statement of Income
Data
Net sales               $202,783  $180,267  $166,794  $143,344   $116,602
Gross profit             126,609   121,145   116,162   100,558     79,105
Operating income          30,141    36,786    39,649    37,166     26,648
Income before income
  taxes - continuing
  operations              30,888    38,404    39,832   36,179      23,828
Income taxes -
  continuing operations   10,447    13,575    14,497    12,924      8,825
Income from continuing
  operations              20,441    24,829    25,335    23,255     15,003
Discontinued operations
  net of tax              (6,479)     (932)    2,535       564        770
Net income              $ 13,962  $ 23,897  $ 27,870  $ 23,819   $ 15,773

Basic earnings per
share:
  continuing operations $   0.83  $   1.00  $   1.02  $   0.96   $   0.69
Diluted earnings per
share:
  continuing operations $   0.80  $   0.94  $   0.96  $   0.89   $   0.64
Basic earnings per
  share                 $   0.57  $   0.96  $   1.12  $   0.99   $   0.73
Diluted earnings per
  share                 $   0.55  $   0.91  $   1.06  $   0.91   $   0.67
Dividends per common
  share                 $   0.10  $   0.10  $   0.10  $   0.10   $  0.075
Average outstanding
  shares:
    Basic                 24,550    24,894    24,863    24,163     21,640
    Diluted               25,394    26,330    26,349    26,412     25,306

Balance Sheet Data:
Working capital         $106,751  $113,657  $102,500  $ 85,255   $ 66,920
Total assets             196,011   199,911   164,474   146,072    125,162
Long-term debt, less
  current portion                                  8        58     24,655
Shareholders' equity    $158,618  $164,685  $138,349  $116,495   $ 71,114

SALES BY PRINCIPAL PRODUCT LINE
                                    Year Ended March 31,
                           1999           1998            1997
                                   (Dollars in thousands)
                        Amount    %     Amount    %     Amount    %
Plastic % General
  Surgery Products     $122,066   60%  $112,449   62%  $106,970   64%
Surgical Urology
  Products               37,307   18%    28,413   16%    25,500   15%
Disposable Urology
  Products               43,410   22%    39,405   22%    34,324   21%
                       $202,783  100%  $180,267  100%  $166,794  100%


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company subsequently announced that it has entered into an agreement to sell the assets of the intraocular lens business. The remaining parts of the ophthalmic business are currently being actively marketed. As a result of this decision, the Company now accounts for the ophthalmic business as a "Discontinued Operation" under Generally Accepted Accounting Principles (GAAP). Accordingly, all sales and expenses and other financial information of the ophthalmic business are reported, on a net basis, as a single line on the financials. Numbers in this Form 10-K have been restated to exclude the results of the ophthalmic business as appropriate.

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                        Year Ended March 31,
                                        1999     1998    1997
Net sales                             100.0%    100.0%   100.0%
Costs and expenses
  Cost of sales                        37.6%     32.8%    30.4%
  Selling, general and administrative  40.3%     38.4%    37.6%
  Research and development              7.2%      8.4%     8.2%

Operating income from continuing       14.9%     20.4%    23.8
operations
  Interest expense                     (0.1%)     0.0%    (0.3%)
  Interest income                       0.4%      0.7%     0.5%
  Other (expense) income                0.0%      0.2%    (0.1%)

Income from continuing operations
before income taxes                    15.2%     21.3%    23.9%
  Income taxes                          5.1%      7.5%     8.7%
Income from continuing operations      10.1%     13.8%    15.2%
  Income (loss) from discontinued
    operations (net of tax)            (3.2%)    (0.5%)    1.5%

Net income                              6.9%     13.3%    16.7%

RESULTS OF OPERATIONS

Sales
Sales for fiscal 1999 increased to $203 million from $180 million in 1998, an increase of 12%. Disposable urology products increased 10% from the prior year. Growth continues to be strong in intermittent self-catheters. Approximately half of the increase in disposable urology product sales resulted from the mid year acquisition of Sierra Laboratories, a privately held manufacturer of specialty urological disposables. Sales of surgical urology products were up 31%. Adding to urology product sales were two new products: IoGold brachytherapy seeds for the treatment of prostate cancer, which was introduced in January 1998, and the Suspend sling for treating female urinary incontinence, introduced in May 1998. These products accounted for an additional $14 million of sales for the year. Sales of penile implants declined 21% from fiscal 1998, due to competition from a new impotence drug, Viagra, which was introduced by Pfizer during the Company's first quarter of fiscal 1999. The Viagra introduction and concurrent advertising campaign generated an unprecedented amount of interest in impotence causes and treatments. The Company continues to believe that this interest in treating impotence bodes well for the long-term prospects of penile implant sales, as Viagra will not work on all patients. Sales of penile implants in the second half of fiscal 1999 increased 17% over the first half of the year. While the Company hopes this upward trend will continue, we may continue to see weakness in sales in the near term. Plastic & general surgery product sales increased 9% compared to fiscal 1998. General surgery products, which include the Company's Contour Genesis soft tissue aspiration system and a line of related disposable products, were up $3 million in fiscal 1999. The remaining sales growth in fiscal 1999 came from higher sales of plastic surgery products, which had been adversely affected by a fire at the Texas manufacturing facility during fiscal 1998.

Sales for fiscal 1998 increased from $167 million in 1997 to $180 million, an increase of 8%. Sales of surgical urology products increased 11%, primarily due to unit growth in penile implant sales. Included in surgical urology product sales was approximately $700 thousand in brachytherapy seeds, which was introduced in January 1998. Disposable urology sales grew 15%, primarily from increased sales of intermittent self-catheters. Plastic and General surgery products sales grew 5%. Almost the entire growth came from the Contour Genesis, which was introduced during the second quarter of fiscal 1998. Sales of plastic surgery products were relatively unchanged from the prior year. These sales were affected by a fire at the Company's Texas facility, which occurred in August 1997. The fire caused the shutdown of certain production departments in September and October 1997. See "Cost of Sales". As a result, the Company was temporarily unable to meet all of its demand for certain mammary implants, especially silicone-gel-filled products. Production was back to normal levels by the end of fiscal 1998, although significant backorders still existed as of that date.

The Company's export sales to unaffiliated customers accounted for 9% of net sales in all three fiscal years ended March 31, 1999, 1998 and 1997, respectively. In addition, 14%, 14% and 12% of sales in each year were from the Company's direct international sales offices.

Over the three fiscal years ended March 31, 1999, sales increases have been primarily the result of increased unit sales. General selling price increases have not been significant in recent years.

Cost Of Sales
Cost of sales was 37.6% of net sales for fiscal 1999, compared to 32.8% for the prior year. Approximately 1.1% of the change related to the effect in the sales mix of increased sales of non-company manufactured products, such as the IoGold brachytherapy seed and the Suspend sling. Pursuant to the Company's agreements with its manufacturing partners, the Company generates approximately a 50% gross margin on these types of products.

The remaining increase in fiscal 1999 was primarily related to costs incurred in re-validating its manufacturing processes at its Texas facility. In 1996, the Food and Drug Administration ("FDA") issued the Texas facility a warning letter, citing several inadequacies in the Company's adherence to FDA Good Manufacturing Practices. The FDA was specifically concerned with the method by which the Company had performed its initial validation of the manufacturing processes in the Texas facility. The Company agreed to re-validate the facility, as well as correct the other items in the warning letter. The Company has committed a variety of resources to the re-validation and GMP compliance effort, including the hiring of additional staff, use of outside consultants and extensive testing, both destructive and otherwise, of work in process and finished goods. In May 1998, the Company entered into a voluntary consent decree with the FDA, which, among other things, required the Company to complete the re-validations in the timeframe set forth in the decree.

The consent decree required the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. In July 1998 the consultant conducted a comprehensive GMP audit of the Texas facility and submitted a detailed written report to Mentor management and the FDA on its findings. In that report, the consultant stated that, except for the outstanding re-validations, there were no significant areas of GMP non-compliance.

The Company and FDA agreed to time frames under which the Company was to complete its re-validations of its manufacturing processes; specifically by November 2, 1998 for saline-filled devices and by December 31, 1998 for gel-filled devices. The Company completed its validations of both devices in those timeframes. The outside expert consultant reviewed the validations and reported to management and to the FDA that all validation projects had been completed in accordance with established milestones and within the timeframes established by the consent decree.

Additionally, under the terms of the consent decree, an expert consultant is required to conduct an inspection and to issue a report annually. The first annual inspection and report has been completed and filed with the FDA. The consultant conducted a comprehensive inspection according to the QSR/GMP medical device regulations. In his report, the consultant stated, "Mentor is in substantial compliance with the current Good Manufacturing Practices."

Should the Company fail to comply with the conditions of the consent decree under its terms, the FDA is allowed to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed.

In fiscal 1999, the Company settled for $6.0 million an insurance claim related to the fire at its Texas facility in August 1997. The Company recorded the $2.8 million of this amount that had not been recorded in the previous year as a reduction to cost of sales during fiscal 1999.

Cost of sales was 32.8% of net sales for fiscal 1998, compared to 30.4% for the prior year. The increase was primarily related to the fire at the Company's Texas manufacturing facility. Several production areas were affected by the fire and many of the production departments were shut down for the month of September 1997, and, depending on the department, in October and November. The higher level of cost of sales for the year was caused by unabsorbed overhead due to a lack of production, combined with inefficiencies upon production startup.

The Company filed an insurance claim as of March 31, 1998 for property damage repair, loss of inventory destroyed by the fire and business interruption. Based on an initial progress payment of $1 million and representations from the insurance carrier, the Company recorded $1.6 million in insurance proceeds in fiscal 1998 to cover property damage losses. An additional $1.6 million in insurance proceeds to offset business interruption losses was recorded as a reduction to cost of sales in the fourth quarter of fiscal 1998.

In addition, during fiscal 1998, the Company began to spend a significant amount of funds related to the re-validation efforts described above.

Selling, General and Administrative
Selling, general and administrative expenses increased to 40.3% of net sales in fiscal 1999, compared to 38.4% in the previous year. The Company added two specialized sales forces during the year to better promote its line of soft tissue aspiration products and to support the launch of its brachytherapy seed products.

Selling, general and administrative expenses increased to 38.4% of net sales in fiscal 1998, compared to 37.6% the prior year.
The increase relates primarily to the Company's efforts in launching its new product, the Contour Genesis.

Research and Development
Research and development expenses were 7.2% of net sales in fiscal 1999, a decrease from 8.4% the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its silicone gel-filled breast implants, saline-filled breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company expects to complete the work on its saline-filled breast implant and penile implant PMAAs and submit the data to the FDA in fiscal 2000.

The Company has an investment in Intracel, its marketing partner for a potential bladder cancer treatment. The Intracel agreement requires the Company to pay $1 million a year for three years to defray the costs of the clinical trials for the product, beginning in January 1998. Results for fiscal 1999 included $1.0 million of this amount, compared to $250 thousand in fiscal 1998. In addition, the Company is obligated to pay an additional $3 million upon the completion of certain milestones by Intracel. The first $1 million milestone payment was expensed in fiscal 1999. The Company expects the second milestone payment of $1 million to be made in fiscal 2001.

Research and development expenses were 8.4% of sales in fiscal
1998, compared to 8.2% in fiscal 1997. The increase was primarily related to development of the Contour Genesis, which was introduced in fiscal 1998.

Interest and Other Income and Expense
Interest expense was $272 thousand in fiscal 1999, an increase from $27 thousand in fiscal 1998. During the year, the Company borrowed under its line of credit to help fund a stock repurchase program. There were no borrowings in fiscal 1998.

Interest income decreased to $926 thousand in 1999 from $1.3 million in fiscal year 1998, resulting from lower cash balances. Other income and expense primarily includes gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations.

Interest expense was $27 thousand in fiscal 1998, a decrease from $559 thousand in fiscal 1997. During fiscal 1997, the Company paid the remaining portion of its monetary obligations under the terms of its fiscal 1994 agreement settling breast implant claims against the Company. This had accounted for $383 thousand of interest expense in 1997.

Interest income increased to $1.3 million in 1998 from $806 thousand in fiscal 1997, resulting from higher cash balances.

Income Taxes
The effective rate of corporate income taxes was 34% for fiscal
1999, 35% in 1998 and 36% in 1997.

Restructuring Charge and Discontinued Operations
In December 1998, the Company announced a restructuring plan as part of a strategic initiative to improve the profitability and competitiveness of the ophthalmic segment of its business by reducing manufacturing costs and concentrating on those products and markets capable of sustained, long-term profitable growth. During the implementation of this plan, the Board of Directors authorized management to evaluate potential buyers for the product lines of the ophthalmic business segment. Subsequent to March 31, 1999, the Company announced the pending sale of the intraocular lens product line, a substantial portion of the ophthalmic products business. Consistent with this pending sale, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment, have been classified as "discontinued operations". The sale of both product lines is expected to be completed in calendar year 1999.

A charge related to the planned restructuring of $7.0 million is included in the results of discontinued operations in 1999. The plan included $1.9 million for employee termination benefits related to a workforce reduction of 150 positions, anticipated plant closing costs of $800 thousand, a write-down of $3.3 million for production assets, and a write-down of $1.0 million of intangibles related to products to be discontinued. Concurrent with the restructuring, the Company recorded a $7.0 million special charge for inventory primarily related to the discontinuance of certain ophthalmic products. As a result, total charges of $14.0 million were included in the results of discontinued operations in fiscal 1999. At March 31, 1999, the remaining liability for termination and plant closing costs recorded as part of the restructuring plan was $2.2 million, which is expected to be paid during calendar 1999.

Net Income
Net income for fiscal 1999 was $14.0 million, compared to $23.9 million the previous year. Higher sales were offset by the restructuring charge and the re-validation costs at the Texas facility.

Inflation
The Company does not believe inflation has had a material impact on the Company's operations over the three-year period ended
March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended March 31, 1999, liquidity needs have been satisfied principally by cash flow from operations and borrowings under the Company's line of credit.

At March 31, 1999, working capital was $106.8 million compared to $113.7 million the previous year. The Company generated $19.1 million of cash from continuing operations during fiscal 1999, compared to $31.7 million the previous year. Lower income from continuing operations, an increase in accounts receivable, and a decline in taxes payable accounted for the majority of the change.

During fiscal 1999 the Company spent $10.9 million on capital expenditures. The funds were used for capacity expansion at the manufacturing facility in Minneapolis, additional manufacturing equipment in Texas as a result of the re-validations, and equipment and data processing hardware and software. The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 2000.

At the beginning of fiscal 1999, the Company had available to it $15 million under a secured line of credit. This was increased to $25 million during the second quarter. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .125% is paid on the unused portion of the credit line. During fiscal 1999, the Company borrowed $6.9 million under the agreement. At March 31, 1999, the balance outstanding was $4.0 million. This amount was paid off during the first quarter of fiscal 2000.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In July 1998, the Board increased the repurchase authorization by 1 million shares, to a total of 1.8 million, and instructed the Company to increase its share repurchases. As a result, during fiscal 1999, the Company repurchased 1.1 million shares for consideration of $20.5 million.

The Company's principal source of liquidity at March 31, 1999 consisted of $21.6 million in cash and short term marketable securities plus $21.0 million available under the existing line of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2000.

IMPACT OF YEAR 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs, hardware or embedded chips that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Inventory and Assessment
The Company has completed its inventory and assessment of both its domestic and international core systems, indicating most of the core systems would be adversely affected. For the ancillary support systems and embedded systems, the Company has completed its inventory and assessment. This identified two items that need to be updated. The Company has completed its inventory and assessment of its product lines and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

Status of Progress in Becoming Year 2000 Compliant
For its domestic core system exposures related to its distribution, finance and manufacturing software, the Company has completed all required remediation. For other domestic core systems, such as desktop computers, networks and off-the shelf application software, the Company is 90% complete on the remediation phase and expects to complete upgrades and/or replacement no later than October 31, 1999.

The remediation of the identified ancillary and embedded systems is expected to be complete no later than October 31, 1999.

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

Costs
The total cost to the Company of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows. To date, the Company has incurred costs of approximately $2.1 million. This amount includes upgrading its desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs relate to new hardware and software and are being capitalized.

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

Contingency Plans
The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program.
The Company plans to evaluate the status of completion in June
1999 and determine whether such a plan is necessary.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward-looking statements.

Due to the nature of the Company's products and business, the Company has been and will be involved in various legal actions arising in the course of business, some of which involve product liability and intellectual property claims. With respect to product liability issues, the litigation and regulatory risks will continue to exist even with respect to those products that have received or in the future may receive regulatory approval for commercial sale. It is possible that adverse results arising from product liability or intellectual property actions, as well as adverse results arising from regulatory or administrative proceedings could negatively affect the Company's future results of operations.

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

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record-keeping procedures for medical devices. The process of obtaining marketing clearance from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of penalties, product recalls, consent decrees or product seizures.

Each of the Company's major business segments operates its manufacturing, warehousing and research and development activities in a single facility. While the Company has some limited protection in the form of basic insurance coverage, the Company's operating results and financial condition would be materially adversely affected in the event of a fire or similar catastrophe.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign exchange rates. The Company does not use derivative financial instruments.

          The Company maintains a portfolio of highly liquid cash equivalents, with maturities of three months or less as of the date of purchase. The Company also has current marketable securities consisting primarily of municipal bonds that are of limited credit risk and have contractual maturities of less than two years. Given the short-term nature of these investments, the Company is not subject to significant interest rate risk.

          A portion of the Company's operations consists of sales activities in foreign markets. The Company manufactures its products primarily in the United States and sells them outside the U.S. through a combination of international distributors and eight wholly owned sales offices. Sales to third party distributors and to the wholly owned sales offices are in U.S. dollars. The sales offices invoice their customers in their local currency.

          As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. The principal exposure on sales to third party distributors stems from the potential for weak economic conditions in the foreign market, thus weakening the foreign currency, decreasing the customer's buying power and potentially decreasing the Company's sales. The Company's exposure on sales to its subsidiaries consists of 1) the exposure related to the weakening of local currency when payment of the trade payable is made, thus translating into more local currency needed to pay off the U.S. denominated payable than when it was recorded, lowering the subsidiaries' earnings and 2) upon translation of the subsidiaries monthly financial statements, that a weakening local currency would cause lower market sales to be recorded in U.S. dollars that what have occurred had the currency been stable as compared to the U.S. dollar. However, in the latter instance, operating expenses would also be translated at lower amounts and accordingly, the effect on net income would be mitigated. The Company does not currently hedge any of these exposures.


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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1999 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 1999.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)(1)    Consolidated Financial Statements

          Report of Independent Auditors

          Consolidated Statements of Financial Position as of March 31, 1999 and 1998

          Consolidated Statements of Income for the Years Ended March 31, 1999, 1998, and 1997

          Consolidated Statements of Changes in Shareholders'
          Equity for the Years Ended March 31, 1999, 1998, and
          1997

          Consolidated Statements of Cash Flows for the
          Years Ended March 31, 1999, 1998 and 1997

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

(a)(3)    List of exhibits:

          3(a)
          Composite Restated Articles of Incorporation of the
          Company. (1)

     3(b) Composite Restated Bylaws of the Company. (2)

               10(a)     Mentor Corporation Restated 1987 Non-
               Statutory Stock Option Plan and Agreement -
               Registration Statement No. 33-25865. (8)(11)

               10(b)     Mentor Corporation 1991 Stock Option
               Plan - Registration Statement No. 33-48815.
               (9)(11)

               10(c)     Stock Option Agreement, dated September
               21, 1988, between Mentor Corporation and Anthony
               R. Gette. (2)(11)

               10(d)     Lease Agreement, dated November 9, 1989,
               between Mentor Corporation and Skyway Business
               Center Joint Venture. (3)

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

               10(i)     Guarantor Security Agreement, dated May
               22, 1995, between Mentor Corporation and its subsidiaries and Sanwa Bank California. (7)

               10(j)     Guaranty Agreement, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California. (7)

               10(k)     Contribution Agreement, dated May 22,
               1995, between Mentor Corporation and Sanwa Bank
               California. (7)

               10(l)     Inter-Company Note, dated May 22, 1995,
               between Mentor Corporation and Sanwa Bank
               California. (7)

               10(m)     Lease Agreement, dated July 23, 1990,
               between Mentor Corporation and SB Corporate
               Center, Ltd., covering 201 Mentor Drive. (4)

               10(n)     Lease Agreement, dated August 19, 1998,
               between Mentor Corporation and SB Corporate
               Center, LLC, covering 301 Mentor Drive.

               10(o)     Employment Agreement, dated October 30,
               1997, between Mentor Corporation and Malcolm
               Boddy. (10) (11)

               10(p)     Employment Agreement, dated December 1,
               1998, between Mentor Corporation and Trevor M.
               Pritchard. (11)

     21   Subsidiaries of the Company

     23   Consent of Independent Auditors

     27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          None

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (continued)

(1) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-
     7955.

(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-
     7955.

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

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-
     7955.

(7) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-
     7955.

(8)  Incorporated by reference to the post effective amendment
     No. 1 to Registration Statement on Form S-8, Registration
     No. 33-25865.

(9)  Incorporated by reference to Registration Statement on Form
     S-8, Registration No. 33-48815.

(10) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-
     7955.

(11) Management contract or compensatory plan or arrangement.

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 1999 and 1998, and the consolidated statements of income and cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP


Los Angeles, California
May 11, 1999

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


(dollars in thousands)                      March 31,
Assets                                   1999       1998
Current assets:
  Cash and equivalents                $  19,533  $  16,626
  Marketable securities                   2,088     11,603
  Accounts receivable, net of
    allowance for doubtful accounts
    of $2,072 in 1999 and $1,606 in
    1998                                 37,431     31,668
  Inventories                            30,552     27,557
  Deferred income taxes                   7,919      6,619
  Net assets of discontinued
    operations                           36,818     43,446
  Prepaid expenses and other              7,640      6,996
Total current assets                    141,981    144,515

Property and equipment, net              34,995     31,775
Intangibles, net                          2,342      2,938
Goodwill, net                             7,966      5,591
Long-term marketable securities and
  Investments                             8,356     14,806
Other assets                                371        286
                                      $ 196,011  $ 199,911
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued
    liabilities                       $  26,848  $  24,982
  Income taxes payable                    3,770      5,192
  Dividends payable                         612        634
  Short-term bank borrowings              4,000         50
Total current liabilities                35,230     30,858

Long-term deferred income taxes           2,163      4,368

Shareholders' equity:
  Common Stock, $.10 par value:
    Authorized - 50,000,000 shares;
    Issued and outstanding --
    24,548,537 shares in 1999;            2,455      2,502
    25,020,690 shares in 1998
  Capital in excess of par value         21,502     35,189
  Cumulative translation adjustment      (1,141)    (1,404)
  Unrealized gain on investments            880      5,000
  Retained earnings                     134,922    123,398
                                        158,618    164,685
                                      $ 196,011  $ 199,911

See notes to consolidated financial statements.
MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended March 31,
(in thousands, except per share data)   1999      1998      1997

Net sales                             $202,783  $180,267  $166,794
Costs and expenses:
  Cost of sales                         76,174    59,122    50,632
  Selling, general and administrative   81,648    69,180    62,651
  Research and development              14,820    15,179    13,861
                                       172,642   143,481   127,144

Operating income from continuing
  operations                            30,141    36,786    39,650
  Interest expense                        (272)      (27)     (559)
  Interest income                          926     1,338       806
  Other (expense) income                    93       307       (65)

Income from continuing operations       30,888    38,404    39,832
  before income taxes

Income taxes                            10,447    13,575    14,497
Income from continuing operations       20,441    24,829    25,335
Income (loss) from discontinued
  operations, net of tax                (6,479)     (932)    2,535
Net income                            $ 13,962  $ 23,897  $ 27,870

Basic earnings (loss) per share:
   Continuing operations              $   0.83  $   1.00  $   1.02
   Discontinued operations            $  (0.26) $  (0.04) $   0.10
     Basic earnings per share         $   0.57  $   0.96  $   1.12

Diluted earnings (loss) per share:
   Continuing operations              $   0.80  $   0.94  $   0.96
   Discontinued operations            $  (0.25) $  (0.03) $   0.10
     Diluted earnings per share       $   0.55  $   0.91  $   1.06

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY


                                     Capital Accumu-
                            Common     in     lated
                   Common    Stock   Excess   Other
                   Shares    $.10    of Par  Compre-
(in thousands)    Outstand-   Par     Value  hensive Retained
                     ing     Value            Income Earnings    Total
Balance April 1,
1996               24,861   $2,486  $37,840   $  (445) $ 76,614  $116,495

Comprehensive
  income:
Net income                                               27,870    27,870
Foreign currency
  translation
  adjustment                                     (248)               (248)
Comprehensive
  income                                                           27,622
Exercise of stock
  options             241       24    1,610                         1,634
Income tax
  benefit arising
  from the
  exercise of
  stock options                       2,034                         2,034
Repurchase of
  common shares      (295)     (29)  (6,919)                       (6,948)
Dividends
  declared ($.10
  per share)                                             (2,488)   (2,488)
Balance March 31,
  1997             24,807    2,481   34,565      (693)  101,996    138,349

Comprehensive
income:
Net income                                               23,897     23,897
Foreign currency
  translation
  adjustment                                     (711)                (711)
Unrealized gain
   investments                                  5,000                5,000
Comprehensive
income                                                              28,186
Exercise of stock
  options             383       38    2,985                          3,023
Income tax
  benefit arising
  from the
  exercise of
  stock options                       1,703                          1,703
Repurchase of
common shares        (169)     (17)  (4,064)                        (4,081)
Dividends
  declared ($.10
  per share)                                             (2,495)    (2,495)
Balance March 31,
  1998             25,021    2,502   35,189     3,596   123,398    164,685

Comprehensive
  income:
Net income                                               13,962     13,962
Foreign currency
  translation
  adjustment                                      263                  263
Unrealized (loss)
  on investments                               (4,120)              (4,120)
Comprehensive
  income                                                            10,105
Exercise of stock
  options             660       66    4,614                          4,680
Income tax
  benefit arising
  from the
  exercise of
  stock options                       2,038                          2,038
Repurchase of
  common shares    (1,132)    (113) (20,339)                       (20,452)
Dividends
  declared  ($.10
  per share)                                             (2,438)    (2,438)
Balance March 31,
  1999             24,549   $ 2,455 $21,502   $  (261) $134,922  $ 158,618

See notes to consolidated financial statements.
MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year Ended March 31,
(in thousands)                            1999      1998      1997
Cash From Operating Activities:
Income from continuing operations      $ 20,441    $ 24,829  $ 25,335
Adjustments to derive cash flows from
 continuing operating activities
   Depreciation                           7,537       6,187     5,209
   Amortization                           1,072       1,124       861
   Deferred income taxes                 (1,165)        216     3,213
   Loss on sale of assets                   107         261        43
   Litigation settlement obligation                            (4,950)

   Changes in operating assets and
     liabilities:
     Accounts receivable                 (5,764)     (1,066)   (3,223)
     Inventories and other current
       assets                            (3,642)     (4,861)   (3,016)
     Accounts payable and accrued
       liabilities                        1,918       2,088     1,083
     Income taxes payable                (1,422)      2,952     1,237
Net cash provided by continuing
  operating activities                   19,082      31,730    25,792
Net cash provided by (used in)
  discontinued operating activities       1,720      (4,832)    1,452
Net cash provided by operating
  activities                             20,802      26,898    27,244

Cash From Investing Activities:
Purchases of property and equipment     (10,850)    (11,081)   (7,600)
Purchases of intangibles and goodwill    (2,866)       (612)   (2,504)
Purchases of marketable securities                   (9,073)  (10,349)
Sales of marketable securities            9,519       9,213     9,400
Investment in manufacturing partners                 (7,006)
Other net                                    67         143       (56)
Net cash used by continuing investing
  activities                             (4,130)    (18,416)  (11,109)
Net cash used by discontinued
  investing activities                   (1,521)     (6,025)     (756)
Net cash used by investing activities    (5,651)    (24,441)  (11,865)

Cash From Financing Activities:
Repurchase of common stock              (20,452)     (4,081)   (6,948)
Proceeds from exercise of stock           6,718       4,726     3,668
  options
Dividends paid                           (2,460)     (2,489)   (2,488)
Borrowings under line of credit
  agreement                               6,900
Repayments under line of credit
  agreement                              (2,900)
Reduction in long-term debt                 (50)         (8)     (415)
  Net cash used for financing
    activities                          (12,244)     (1,852)   (6,183)

Increase in cash and equivalents          2,907          605    9,196
Cash and equivalents at beginning of
  year                                   16,626       16,021    6,825
Cash and equivalents at end of year    $ 19,533    $  16,626 $ 16,021

See notes to consolidated financial statements.
MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

Note A  Summary Of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969. The Company develops, manufactures and markets a broad range of products for medical specialties of plastic and general surgery and urology. The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, and retail outlets. The net assets and results of operation of the ophthalmic segment of the business are considered discontinued operations and not included in the continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests. All intercompany accounts and transactions have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation. Financial information presented in the Notes to Consolidated Financial Statements excludes discontinued operations, except where noted.

Cash and Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities and Long-term investments

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards No.
115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short term marketable securities there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 1999. The Company's current marketable securities consist primarily of municipal bonds that are of limited credit risk and have contractual maturities of less than two years.

The Company's long-term marketable securities and investments include a $6 million equity interest, at cost, as quoted market prices are not available, in Intracel Corporation, the Company's business partner for a new bladder cancer test and potential bladder cancer treatment. Also included is an equity interest ($1.0 million cost) in North American Scientific Inc., the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer. The Company's investment is recorded at its fair market value, based upon quoted stock market prices, of $2,350,000 and $8,800,000 at March 31, 1999 and 1998,
respectively. The unrealized gain of $880,000 and $5,00,000, net of taxes of $470,000 and $2,800,000, at March 31, 1999 and 1998,
respectively, is reported as a separate component of shareholders' equity.

Concentrations and Credit Risk

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

The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. As part of its ongoing control procedures, the Company monitors the credit worthiness of its customers. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales. No customer accounted for more than 10% of the Company's revenues or accounts receivable balance for all periods presented.

Revenue Recognition

Sales and related cost of sales are recognized primarily upon the shipment of products. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance provided at the time of sale. The Company provides a warranty on certain of its implants and capital equipment products against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated remaining lives or lease term. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, and trademarks. These are stated at cost less accumulated amortization and are amortized over their economic life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $3,745,000 at March 31, 1999 and $3,409,000 at March 31, 1998. The excess purchase cost over fair value of net tangible assets acquired, goodwill, is amortized on a straight-line basis over 15-40 years. Accumulated amortization of goodwill was $2,008,000 at March 31, 1999 and $1,611,000 at March 31, 1998. The Company assesses on an ongoing basis the recoverability of goodwill and intangibles based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flow estimates were less than net book value, net book value would then be reduced to fair value based on an estimate of discounted cash flow.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation expense for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," ("APB Opinion 25") and related interpretations. Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS 123.

Foreign Sales

Export sales to independent distributors, principally to Canada and Western Europe, were $17,600,000, $16,173,000 and $14,996,000 in 1999, 1998 and 1997, respectively.  In addition, $27,450,000,
$25,731,000 and $19,809,000 in sales respectively, were from the Company's direct international sales offices primarily in Canada and Western Europe.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Net assets of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into a separate component of shareholders' equity. Transaction exchange gains and losses were immaterial in 1999, 1998 and 1997. Net assets and the results of operations of the Company's foreign entities were not significant on a consolidated basis.

New Accounting Requirements Adopted

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards under which companies report information about operating segments in financial statements.

During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. Comprehensive income for the years ended March 31, 1999, 1998 and 1997 is presented in the Consolidated Statements of Changes in Shareholders' Equity.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at March 31, 1999, and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.
Specifically the amounts related to the Ophthalmic product lines previously reported as continuing operation have been reclassified as discontinued operations, except where noted.

Note B  Inventories

Inventories at March 31 consisted of:

(in thousands)         1999       1998
  Raw materials     $   7,640  $   9,231
  Work in process       6,563      4,999
  Finished goods       16,349     13,327
                    $  30,552  $  27,557

Note C    Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)                             1999       1998

Land                                    $     286  $     231
Buildings                                   9,489      4,662
Leasehold improvements                     12,508     11,086
Furniture, fixtures and equipment          42,213     34,620
Construction in progress                    3,053      7,005
                                           67,549     57,604
Less accumulated depreciation and         (32,554)   (25,829)
  amortization
                                        $  34,995  $  31,775

Note D    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)                             1999      1998

Trade accounts payables                 $   5,726  $   4,883
Accrued compensation                        7,049      7,085
Sales returns                               5,126      5,503
Self insured retention                      3,700      3,580
Accrued royalties                           1,076      1,163
Other                                       4,171      2,768
                                        $  26,848  $  24,982

Note E    Short-Term Bank Borrowings

At March 31, 1999, the Company had a secured line of credit for borrowings up to $25 million. Borrowings accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. A commitment fee of .125% is paid on the unused portion of the credit line. During fiscal 1999, the Company borrowed $6.9 million under the line of credit. At March 31, 1999, $4.0 million was outstanding, at 6.9% interest.

Note F    Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan and a non-qualified 1987 Plan. Options granted under both plans are exercisable in four equal cumulative installments beginning one year from the date of grant, and expire in ten years. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 1999, 1998 and 1997 was as follows:

                              At March 31,
                                 1999,
                                Options
                              Outstanding
                                                 Weighted
                                                  Average
                                 Number of       Price per
                                  Shares           Share
Balance April 1, 1996           2,549,230      $     7.62

Granted                           402,800           23.18
Exercised                        (244,350)           7.06
Canceled or terminated            (41,400)          11.86
Balance March 31, 1997          2,666,280      $     9.91

Granted                           592,550           22.79
Exercised                        (383,441)           7.50
Canceled or terminated            (56,496)          17.91
Balance March 31, 1998          2,818,893      $    12.76

Granted                           361,300           21.31
Exercised                        (633,682)           7.02
Canceled or terminated           (166,725)          21.52
Balance March 31, 1999          2,379,786      $    15.04

At March 31, 1999 and 1998, there were 2,018,375 shares and
2,302,950 shares available for grant under the 1991 Plan. There are no additional shares available for grant under the 1987 Plan.

During fiscal 1989, the Company granted an officer a non-qualified stock option to purchase 100,000 shares of Common Stock, at $5.375 per share. During fiscal 1996, the officer exercised 73,334 shares of this option. The remaining 26,666 shares were exercised in fiscal 1999.

Stock option grants are set at the closing price of the Company's Common Stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS 123 requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options under the Fair Value method of that statement.

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following actuarial assumptions:

                             1999      1998      1997
Weighted average fair
   value of stock
   options granted         $ 11.99   $ 13.18   $ 12.59
Risk-free interest rate        5.6%      6.6%      6.7%
Expected life (in years)       7.2       6.8       6.5
Expected volatility           .528      .531      .482
Expected dividend yield        0.5%      0.4%      0.4%

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma effect on net income for the years ended March 31, 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                  Year Ended March 31,
                                1999      1998      1997
Net income: as reported       $13,962   $23,897   $27,870
Net income:  Pro forma        $11,266   $21,599   $26,700

Basic earnings per share:
  as reported                 $   .57   $   .96   $  1.12
Basic earnings per share:
  Pro forma                   $   .46   $   .87   $  1.07

Diluted earnings per share:
  as reported                 $   .55   $   .91   $  1.06
Diluted earnings per share:
  Pro forma                   $   .44   $   .83   $  1.03

Information regarding stock options outstanding as of March 31, 1999 is as follows:
                      Options Outstanding       Options Exercisable
                           Weighted-
                            Average   Weighted-           Weighted-
                           Remaining   Average   Number    Average
                 Number of Contract-  Exercise     of      Exercise
  Price Range     Shares    ual Life    Price    Shares     Price
Under $7.00        866,986 3.3 years  $  6.57    866,986  $   6.57
$7.00 to $22.00  1,085,300 7.6 years  $ 17.83    396,575  $  14.45
Over $22.00        427,500 7.6 years  $ 25.14    160,600  $  24.05

At March 31, 1999, 1998 and 1997 stock options to purchase
1,424,000, 1,698,000 and 1,673,000 shares, respectively, were exercisable at weighted-average prices of $10.73, $7.96, and $6.81, respectively.

Note G  Income Taxes

Income tax expense from continuing operations consists of
the following:
                              Year Ended March 31,
(in thousands)            1999        1998        1997
Current:
  Federal              $   9,736   $  10,307   $   9,098
  Foreign                  1,052       1,949       1,002
  State                      834       1,103       1,184
                          11,622      13,359      11,284
Deferred:
  Federal                 (1,150)        206       2,817
  State                      (25)         10         396
                          (1,175)        216       3,213
                       $  10,447   $  13,575    $ 14,497

The reconciliation of the federal statutory rate to the Company's effective rate for continuing operations is as follows:

                                            Year Ended March 31,
                                          1999      1998      1997
Federal statutory rate                     35.0%      35.0%      35.0%
Increase (decrease) resulting from:
  State tax, net of federal tax
    benefit                                 2.7        2.3        2.3
  Non-taxable interest and dividends        (.4)      (0.7)      (0.3)
  Research and development credit          (2.0)      (2.0)      (1.1)
  Foreign Sales Corporation                (1.2)      (1.1)      (1.2)
  Foreign operations                       (1.0)       1.0        1.2
  Non-deductible goodwill                    .2        0.2        0.2
  Other                                      .5        0.6        0.3
                                           33.8%      35.3%      36.4%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

                                         Year Ended March
                                               31,
  (in thousands)                          1999      1998
Deferred tax liabilities:
  Tax over book depreciation           $  1,693    $ 1,568
  Unrealized gain on investment             470      2,800
                                          2,163      4,368
Deferred tax assets:
  Book liabilities not deductible for
    tax                                   5,774      4,607
  Inventory                                 862        907
  Profit in inventory of foreign
   subsidiaries                           1,283      1,105
                                          7,919      6,619
                                       $  5,756   $  2,251

Note H    Supplemental Information

Supplemental schedule of cash flow information:

                                            Year Ended March 31,
(in thousands)                            1999      1998      1997
   Interest paid                       $     226   $    54   $  1,549
   Income taxes paid                   $   6,727   $ 9,190   $ 10,013

Note I    Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate Basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate Diluted earnings per share, follows:

                                       1999     1998    1997
Average outstanding shares: basic      24,550   24,894  24,863
Shares issueable through options          844    1,436   1,486
Average outstanding shares: diluted    25,394   26,330  26,349

Shares issueable through options are determined using the treasury stock method.

Options to purchase 1,114,100, 23,500, and 21,500 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 1999, 1998, and 1997, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Note J    Commitments

The Company leases certain facilities under operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $3.4 million, $2.8 million and $2.7 million for fiscal 1999, 1998 and 1997, respectively.

Future minimum lease payments under lease arrangements at March
31, 1999 are as follows:
          (in thousands)

                    2000  3,763
                    2001  3,216
                    2002  2,919
                    2003  2,809
                    2004  2,871
              Thereafter 35,142
               Total    $50,720

During fiscal 1998, the Company entered into an alliance with Intracel Corporation, in which the Company will be the exclusive distributor of a bladder cancer test manufactured by Intracel. In addition, the Company has the right to distribute a potential bladder cancer treatment product currently under development by Intracel. The agreement with Intracel requires the Company to pay $1 million per year, beginning in January 1998, for three years, to defray the costs of the clinical trials for the cancer treatment product. The Company must also pay an additional $3 million upon the completion of certain milestones related to the clinical trials. During fiscal year 1999, $1 million was paid towards the cost of the clinical trials and an additional $1 million was paid on the achievement of the first milestone. The total $2 million paid was charged to research and development expense in 1999. Total remaining commitments to Intracel at March 31, 1999 total $3.75 million.

Note K    Related Party Transactions

In 1991, the Company entered into an exclusive license agreement with Rochester Medical Corporation (Rochester) to market and distribute certain external catheter products developed by Rochester. The Company purchased $1,900,000, $2,400,000 and $1,958,000 of product from Rochester in 1999, 1998 and 1997, respectively. Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

Note L    Litigation

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. From June 1992 on, such insurance has excluded silicone gel-filled breast implants. This insurance is subject to certain self-insured retention and other limits of the policy. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products, subject to certain limits, exclusions and deductibles that the Company believes to be appropriate. The Company has recorded a self-insured retention liability, ($3,700,000 and $3,580,000 at March 31, 1999 and 1998, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated product liability claims.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

Note M    Restructuring Charge and Discontinued Operations

In December 1998, Mentor announced a restructuring plan as part of a strategic initiative to improve the profitability and competitiveness of its ophthalmic business by reducing manufacturing costs and concentrating on those products and markets capable of sustained, long-term profitable growth.

The restructuring plan resulted in a third quarter charge to the operating results of the ophthalmic business segment of $14 million. The $14 million charge consisted of approximately $1.9 million for employee termination benefits related to the workforce reduction of 150 positions, $800,000 for plant closing costs, $3.3 million for the impairment write down of production assets to their estimated fair value, approximately $1 million for the write down of intangible assets related to discontinued products, and $7 million for the write down of inventory to its estimated net realizable value.

During the implementation of this plan, the Board of Directors authorized management to evaluate potential buyers for the product lines of the ophthalmic business segment. In March 1999, the Company adopted a plan to dispose of its ophthalmic business segment. Consistent with the plan to dispose of its ophthalmic business segment, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment product lines have been classified as discontinued operations. Subsequent to March 31, 1999, the Company announced the pending sale of the intraocular lens product line, a substantial portion of the ophthalmic products business. The sale of both product lines is expected to be completed in calendar year 1999.

Summaries   of   the  results  of  operations  for   discontinued
operations for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                Year Ended March 31,
                            1999 (1)     1998      1997
Revenues                   $ 37,893   $ 35,029   $ 36,574
Income (loss) before
  income taxes              (10,436)    (2,075)     2,613
Income tax expense
  (benefit)                  (3,957)    (1,143)        78
Net income (loss) from
  discontinued operations   ($6,479)     ($932)  $  2,535

(1)  Includes  charges  totaling  $14  million  related  to   the
     restructuring plan discussed above.

The assets and liabilities of discontinued operations have been classified in the balance sheet as net assets of discontinued operations and consist of the following:

                                       March 31,
(in thousands)                      1999       1998
Accounts receivable, net         $  7,981   $  8,541
Inventory                          17,687     17,075
Property, plant and equipment,
  net                               3,985      7,648
Intangibles and goodwill, net       9,017     11,644
Other                               4,525      4,181
  Total assets                     43,195     49,089
Current liabilities                 6,377      5,643
Net assets of discontinued
  operations                     $ 36,818   $ 43,446

Included in current liabilities of the discontinued segment at March 31, 1999, is the remaining $2.2 million liability for termination and plant closing costs recorded as part of the restructuring plan. These amounts are expected to be paid during calendar 1999.

Note N    Business Segment Information

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information," which revises reporting and disclosure requirements for operating segments. The following information with respect to the Company's continuing operations is provided in accordance with the requirements of this Statement.

The Company's operations are principally managed on a functional basis and reported on a product or geographic basis. As a result there are four reportable segments: Plastic and General Surgery, Surgical Urology, Disposable Urology products and International. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses such as interest and certain corporate expenses are not allocated to the segments.
Due to the reorganization in early 1998, information related to segments for fiscal 1997 was impracticable to provide.

The Plastic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical urology segment includes impotence implants, surgical incontinence products and radioactive seeds for the treatment of prostate cancer. The Disposable urology segment includes catheters and other products for the management of urinary incontinence. The International segment includes the operations of the Company's wholly owned international sales offices, which cover most of the Company's implantable product lines, and a small European manufacturing and distribution facility. Segment revenues include domestic sales, sales to independent foreign distributors and sales to the Company's direct international sales and offices.

Selected financial information for the Company's reportable segments for the years ended March 31, 1999 and 1998 follows:

                                   Year Ended March 31,
(in thousands)                      1999         1998
Revenues
Plastic & General Surgery          $107,247     $ 98,794
Surgical Urology                     36,084       27,131
Disposable Urology                   41,446       37,201
International                        36,683       32,837
  Total reportable segments         221,460      195,963
Elimination of inter-segment
  revenues                          (18,677)     (15,696)
  Total consolidated revenues      $202,783     $180,267

                                   Year Ended March 31,
                                    1999         1998
Operating profit
Plastic & General Surgery          $ 21,326     $ 25,513
Surgical Urology                      4,410        2,164
Disposable Urology                    7,001        9,276
International                         4,707        4,822
  Total reportable segments        $ 37,444     $ 41,775

                                        March 31,
                                    1999         1998
Identifiable assets
Plastic & General Surgery          $ 48,818     $ 53,799
Surgical Urology                     23,175       21,055
Disposable Urology                   28,354       23,000
International                        20,957       17,371
  Total reportable segments        $121,304     $115,225

                                   Year Ended March 31,
                                    1999         1998
Depreciation and amortization
Plastic & General Surgery          $  3,418     $ 2,950
Surgical Urology                      1,652       1,347
Disposable Urology                    1,562       1,142
International                           502         313
  Total reportable segments           7,134       5,752
Corporate and other                   1,475       1,559
                                   $  8,609     $ 7,311

                                   Year Ended March 31,
                                    1999         1998
Capital expenditures
Plastic & General Surgery          $  3,499     $ 2,716
Surgical Urology                      2,173       2,011
Disposable Urology                    4,819       4,003
International                           356          91
  Total reportable segments          10,847       8,821
Corporate and other                   2,869       2,872
                                   $ 13,716     $11,693


The following tables reconcile segment information to the amounts shown on the consolidated financial statements.


                                   Year Ended March 31,
(in thousands)                      1999         1998
Operating profit from
  continuing operations
Reportable segments                $ 37,444     $ 41,775
Corporate operating loss             (7,303)      (4,989)
Interest expense                       (272)         (27)
Interest income                         926        1,338
Other income                             93          307
Income from continuing
  operations before taxes          $ 30,888     $ 38,404

                                        March 31,
                                    1999         1998
Identifiable Assets
Reportable segments                $121,304     $115,225
Corporate and other                  37,889       41,240
Net assets of discontinued
  operations                         36,818       43,446
Consolidated assets                $196,011     $199,911


Selected financial information for the Company's operations by geographic area is as follows:

                                   Year Ended March 31,
(in thousands)                      1999         1998
Geographic area revenue
United States                      $157,733    $138,363
Foreign                              45,050      41,904
Consolidated total                 $202,783    $180,267


                                        March 31,
                                    1999         1998
Geographic area long-lived
assets
United States                    $   43,748   $  38,669
Foreign                               1,555       1,635
Consolidated total               $   45,303   $  40,304

Note O    Quarterly Financial Data  (Unaudited)

The following is a summary of unaudited quarterly results of operations. Previously reported results have been restated to reflect the ophthalmic business as a discontinued operation. See
Note M.

(in thousands, except per
share data)                                    Quarter
Year Ended March 31, 1999        First     Second    Third     Fourth
Net sales                      $48,084    $ 47,713   $ 51,655   $ 55,331
Gross profit                    32,893      30,717     30,644     32,355
Income from continuing
  operations                     7,313       4,880      3,454      4,794
Income from discontinued
  operations                       526         692     (8,652)       955
Net income                     $ 7,839    $  5,572   $ (5,198)  $  5,749
Basic earnings (loss) per
share:
  Continuing operations        $   .29    $    .20   $    .14   $    .20
  Discontinued operations      $   .02    $    .03   $   (.35)  $    .04
Basic earnings (loss) per
  share                        $   .31    $    .23   $   (.21)  $    .24
Diluted earnings (loss) per
share:
  Continuing operations        $   .28    $    .19   $    .14   $    .19
  Discontinued operations      $   .02    $    .03   $   (.35)  $    .04
Diluted earnings (loss) per
  share                        $   .30    $    .22   $   (.21)  $    .23

Year Ended March 31, 1998        First     Second    Third     Fourth
Net sales                      $ 46,561   $ 40,790   $ 45,459   $ 47,457
Gross profit                     32,841     25,086     30,813     32,405
Net income from continuing
  operations                      7,973      3,862      6,017      6,976
Net income from discontinued
  operations                       (170)      (715)      (181)       135
Net income                     $  7,803   $  3,147   $  5,836   $  7,111
Basic earnings (loss) per
share:
  Continuing operations        $    .32   $    .16   $    .24   $    .28
  Discontinued operations          (.01)      (.03)      (.01)       .01
Basic earnings per share       $    .31   $    .13   $    .23   $    .29
Diluted earnings (loss) per
share:
  Continuing operations        $    .31   $    .15   $    .23   $    .27
  Discontinued operations          (.01)      (.03)      (.01)         -
Diluted earnings per share     $    .30   $    .12   $    .22   $    .27


               MENTOR CORPORATION AND SUBSIDIARIES

                           SCHEDULE II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (In thousands)

         COL. A            COL. B       COL. C      COL. D  COL. E

                                       Additions

                           Balance
                             at    Charged                  Balance
                           Beginn- to CostsCharged          at End
                           ing of    and   to Other Deduc-    of
       Description         Period  ExpensesAccounts  tions  Period

Year Ended March 31, 1999
Deducted from asset
  accounts:
  Allowance for
    doubtful accounts     $  1,606  $   960  $        $   494 $ 2,072

Liability Reserves:
  Self insured retention  $  3,580  $ 2,866  $        $ 2,746 $ 3,700
  Accrued sales returns
    and allowances           5,503                        377   5,126
                          $  9,083  $ 2,866  $        $ 3,123 $ 8,826
Year Ended March 31, 1998
Deducted from asset
  accounts:
    Allowance for
      doubtful accounts   $  1,497  $   933  $        $   824 $ 1,606

Liability Reserves:
  Self insured retention  $  3,400  $ 2,385  $        $ 2,205 $ 3,580
  Accrued sales returns
    and allowances           5,398      105                     5,503
                          $  8,798  $ 2,490  $        $ 2,205 $ 9,083
Year Ended March 31, 1997
Deducted from asset
  accounts:
    Allowance for
      doubtful accounts   $  1,490  $ 1,028  $        $ 1,021 $ 1,497

Liability Reserves:
  Self insured retention  $  2,800  $ 2,624  $        $ 2,024 $ 3,400
  Accrued sales returns
    and allowances           6,405                      1,007   5,398
                          $  9,205  $ 2,624  $        $ 3,031 $ 8,798

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

17.   Mentor Medical Systems, France, S.A.

18.   Mentor Medical Systems,(Canada), Inc.

19.   MDI Company LTD

20.   Mentor Medical Systems, Iberica, S.L.

21.   Havas Medical,B.V.

22.   Mentor Medical Inc.

23.   Mentor Benelux B.V.

24.   Mentor Japan K.K.

25.   Mentor Medical Systems, C.V.


EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the (1) Registration Statement Number 33-25865 on Form S-8 dated December 22, 1988, (2) Registration Statement Number 33-48815 on Form S-8 dated June 24, 1992 of our report dated May 11, 1999 with respect to the consolidated financial statements and schedule of Mentor Corporation included in the Annual Report on Form 10-K for the year ended March 31, 1999.


                                                ERNST & YOUNG LLP

Los Angeles, California
June 28, 1999


Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mentor Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MENTOR CORPORATION



                         /s/CHRISTOPHER J. CONWAY
                         Christopher J. Conway, Chairman


DATE:  June 28, 1999

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:


/s/CHRISTOPHER J. CONWAY      Chairman, Chief          June 28, 1998
Christopher J. Conway         Executive Officer
                              and Director (Principal
                              Executive Officer)

/s/ANTHONY R. GETTE           President and Secretary  June 28, 1998
Anthony R. Gette              and Director

/s/GARY E. MISTLIN            Senior Vice President    June 28, 1998
Gary E. Mistlin               Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
                              Accounting Officer)

/s/WALTER W. FASTER           Director                 June 28, 1998
Walter W. Faster

/s/EUGENE G. GLOVER           Director                 June 28, 1998
Eugene G. Glover

/s/MICHAEL NAKONECHNY         Director                 June 28, 1998
Michael Nakonechny

/s/DR. RICHARD W. YOUNG       Director                 June 28, 1998
Dr. Richard W. Young



Exhibit 10(n)

                         NET, NET, NET

                         BUILDING LEASE

                 Santa Barbara Corporate Center

                       Mentor Corporation
                       TABLE OF CONTENTS


1.   LEASE OF PREMISES

2.   TERM
     2.1    Commencement of Term
     2.2    Delay in Commencement

3.   RENT
     3.1    Base Rent
     3.2    Additional Rent
     3.3    Offset Rights
     3.4    Definitions
     3.5    Rent Adjustment for Consumer Price Index
     3.6    Calculation and Payment
     3.7    End of Term

4.   SECURITY DEPOSIT

5.   USE
     5.1    Use
     5.2    Compliance With Law
     5.3    Insurance Cancellation
     5.4    Hazardous Substances
     5.5    Solid Waste Management Program
     5.6    Environmental Laws
                 A. Compliance with Environmental Laws
                 B.  Hazardous Materials Handling
                 C.  Notices
                 D.  Indemnification of Lessor

6.   MAINTENANCE. REPAIRS AND ALTERATIONS
     6.1    Lessor's Obligations
     6.2    Lessee's Obligations
     6.3    Alterations and Additions
     6.4    Surrender
     6.5    Lessor's Rights

7.   INSURANCE
     7.1    Lessee's Liability Insurance
     7.2    Lessee's Worker's Compensation Insurance
     7.3    Lessee's Fire and Extended Coverage Insurance
     7.4    Policy Requirements
     7.5    Lessor's Rights
     7.6    Lessor's Insurance
     7.7    Indemnification
     7.8    Exemption of Lessor from Liability

8.   DAMAGE OR DESTRUCTION
     8.1    Partial Damage
     8.2    Damage Near End of Term
     8.3    Abatement of Rent, Lessee's Remedies
     8.4    Insurance Proceeds Upon Termination
     8.5    Restoration

9.   PERSONAL PROPERTY TAXES

10.  UTILITIES

11.  ASSIGNMENT AND SUBLETTING
     11.1   Restrictions on Assignment
     11.2   Consents to Transfer of Lease
     11.3   Organizational Changes
     11.4   Continuing Liability of Lessee
     11.5   Options in Favor of Lessor
     11.6   Assumption by Assignee
     11.7   Lessor's Participation in Rental Overages.
     11.8   Reimbursement of Costs and Fees

12.  DEFAULTS: REMEDIES
     12.1   Default by Lessee
     12.2   Remedies for Default of Lessee
     12.3   Default by Lessor.
     12.4   Late Charges.

13.  CONDEMNATION OR RESTRICTION ON USE
     13.1   Eminent Domain
     13.2   Abatement of Rent

     13.3   Temporary Taking.
     13.4   Voluntary Sale as Taking

14.  BROKERS

15.  LESSOR'S LIABILITY

16.  PARKING

17.  GENERAL PROVISIONS
     17.1   Estoppel Certificate
     17.2   Severability
     17.3   Time of Essence
     17.4   Captions
     17.5   Notices
     17.6   Waivers
     17.7   Holding Over
     17.8   Cumulative Remedies
     17.9   Inurement
     17.10  Choice of Law
     17.11  Subordination
     17.12  Attorneys' Fees
     17.13  Lessor's Access
     17.14  Corporate Authority
     17.15  Surrender or Cancellation
     17.16  Entire Agreement
     17.17  Signs
     17.18  Interest on Past Due Obligations
     17.19  Gender; Number
     17.20  Recording of Lease
     17.21  Waiver of Subrogation
     17.22  Confidentiality of Lease
     17.23  Quiet Enjoyment.
     17.24  Window Coverage
     17.25  Materials Storage Restrictions
     17.26  No Agency
     17.27  Force Majeure
     17.28  Building Name
     17.29  Assignment by Lessor
     17.30  Facsimile Signatures


                         Net, Net, Net
                         BUILDING LEASE

     THIS LEASE dated August 19, 1998, for reference purposes only is made between SANTA BARBARA CORPORATE CENTER, LLC, a California limited liability company, as Lessor, and MENTOR
CORPORATION, a Minnesota corporation, as Lessee.

                     BASIC LEASE PROVISIONS

10   Premises:           New free-standing building as depicted on
                         Exhibit A.

     Project Name:       Santa Barbara Corporate Center

     Premises Address:   301 Mentor Drive
                         Santa Barbara, CA 93111

     Use of Premises:    Office, research and development
                         and warehouse

20   Leased Area:        As depicted on Exhibit A

     Rentable Square Feet:    See Addendum.  Unless otherwise
                              expressly stated herein, all per square
                              foot rent described herein is based on
                              rentable square feet.  In no event will
                              the total rentable square feet of the
                              Premises upon which Lessee is obligated
                              to pay rent exceed 60,000 square feet
                              or, if the Additional Space is built,
                              68,000 square feet.

     Useable Square Feet:     See Addendum.  Unless otherwise
                              expressly described herein, all tenant
                              improvement allowance amounts described
                              herein are based on useable square feet.

30   Lessee's Percentages:

     Building:                100%.

     Common Area:             100%.

40   Base Rent:               See Addendum.  The base rent ("Base Rent") shall
                              initially be $1.45 per square foot per
                              month for office and research and
                              development ("Office/R&D") space
                              (estimated initially to be approximately
                              38,543 sq.ft.), $.65 per square foot per month for warehouse space (estimated initially to be 9,660 sq.ft.), and $.45 per square foot per month for shell area
                              (estimated initially to be 11,797 square feet). The shell area will be gradually converted to executive offices. Upon such conversion, the Base Rent for such space shall be increased as provided in Sections 3.1 and 3.5.

                              Unless otherwise expressly stated
                              herein, all per square foot rental
                              amounts are stated on a per month basis.

     Rental Deposit:          See Addendum.

50   Initial Monthly Rental   See Addendum.
     Installments:

60   Term:                    Fifteen (15) years.

70   Commencement
     Date:                    Substantial completion of
                              the Phase I Tenant Improvements as
                              provided in Section 2.1.  To be
                              specified in Addendum.  Target
                              Commencement date is January 31, 1999.

     Term Commencement
     Date:                    First day of the month
                              succeeding substantial completion of
                              Tenant Improvements. To be specified in Addendum.

     Termination Date:        Fifteen (15) years after Term Commencement Date.

80   Security Deposit:        See Section 4.

90   Broker(s):               None.

100  Parking Spaces Provided: Not less than two hundred ten (210) spaces.
                              Thirty (30) spaces shall be reserved for Lessee, the balance shall be in common with other tenants.

1.   LEASE OF PREMISES

     11. Generally.  Concurrently with the execution of this  Lease,
Lessor   and   Lessee  have  entered  into  a   Development   and
Construction  Agreement (the "Development Agreement").   Pursuant
to the Development Agreement, Lessor proposes to construct the Building, which will be a two-story building for office, research and development and warehouse use. The Building shall consist of a building shell area of approximately 76,136 rentable square feet comprised of two floors of approximately 38,068 rentable
square  feet  each.   The  building shell includes  approximately
16,136 square feet of space (the "Cutout Space") for which Lessor has not received entitlements or building permits. Approximately 8,000 of the Cutout Space is referred to herein as the Additional Space, as defined in Section 1.2. The balance of the Cutout Space is referred to herein as the Future Building Space, as
defined in Section 1.3.   Accordingly, although the building size
will be approximately 76,136 square feet, the rentable square feet of the Building will only be approximately initially 60,000 rentable square feet (68,000 including the Additional Space) in light of the exclusion of the Cutout Space.

     12. Additional Space.

         1.2.1 During and following the completion of the Building, Lessor will make commercially reasonable efforts to obtain sufficient square footage allocations from the County of Santa Barbara under the Goleta Growth Management Ordinance (the "GGMO") to construct an additional 8,000 rentable square feet of second floor area within the Cutout Space of the Building (the "Additional Space") in accordance with Lessor's approved development plan with the County of Santa Barbara (97-DP-024).

         1.2.2 If Lessor receives GGMO allocations for the Additional Space, Lessor shall have the right to enter the Premises to construct and build out the Additional Space, and Lessee shall lease the entire Additional Space. Upon substantial completion of the Landlord's Work in the Additional Space, the parties shall measure the entire Premises (including the Additional Space) using the American National Standard ANSI Z65.1-1996 as published by the Building Owners and Managers Association International (the "BOMA Standard"). Lessee's obligation to pay rent on the Additional Space shall commence upon substantial completion of the Landlord's Work for the Additional Space, and the Additional Space shall be incorporated into the Premises for all purposes
hereunder.   If  Lessor does not obtain GGMO  allocations  within
seven years from the date hereof, Lessor shall have no further obligation to pursue the GGMO allocations. If Lessor does not obtain the GGMO allocations, Lessor shall have no obligation to construct the Additional Space.

     13. Future Building Area.

         1.3.1 Lessee acknowledges that (a) the Building has not received entitlements or building permits for approximately 8,136 square feet of rentable space in the Cutout Space on the second floor of the Building (the "Future Building Area"), and (b) Lessor shall have no obligation whatsoever to seek any entitlements or to construct any improvements within the Future Building Area unless and until Lessor, in its sole discretion, determines to do so.

          1.3.2 If Lessor elects, in its sole discretion, to seek all
entitlements  (including  a  GGMO  allocation)  for  the   Future
Building Area, Lessor nevertheless shall not seek building permits to construct any improvements within the Future Building Area without Lessee's prior written approval until the sooner of
(a) the expiration of this Lease, or (b) such time as Lessee reasonably determines that the warehouse and racking space currently extending vertically from the ground floor of the Building into the Future Building Area is no longer needed for Lessee's business operations.

          1.3.3 If (a) Lessor determines, in Lessor's sole discretion, to seek entitlements for the Future Building Area, and (b) Lessee has  made  the determination described in clause (b)  of  Section
1.3.2, then Lessor shall notify Lessee in writing, not less  than
30  days prior to submittal of a development application  to  the
County of Santa Barbara, that Lessor intends to seek entitlements for  the  Future Building Area.  Prior to Lessor's obtaining  the entitlements  for  the Future Building Area, Lessor  shall  offer
Lessee  a  right of first offer for such space based on the  then current  terms  and conditions of this Lease and the  Development
Agreement.   Lessee  shall have 90 days from  such  offer  within
which to accept such offer. If Lessee does not accept such offer, then Lessor may lease the Future Building Space to a third party lessee at terms and conditions acceptable to Lessor, in Lessor's sole discretion, provided that Lessor has notified Lessee of the name, address and business of such third party lessee and Lessee approves the third party lessee, such approval not to be unreasonably withheld provided that the third party lessee does not materially compete with Lessee's business.

     14.  Lease of Rentable Space.  Lessee agrees to  lease  all rentable space in the Building which the parties estimate will initially be approximately 60,000 rentable square feet (the "Premises"). After construction of the Additional Space, the Building rentable area shall be approximately 68,000 square feet. The Premises do not include the Cutout Area. The Building will be one of several free-standing buildings owned by Lessor and operated as the Santa Barbara Corporate Center (the "Project"). Upon completion of the demising walls in the Building, the parties shall measure the Premises using the BOMA Standard to determine the precise square footage within the Premises. Within ten (10) days following the completion of such measurements, Lessor and Lessee shall complete and initial the Addendum attached hereto stating the total number of square feet in the Premises, the initial Monthly Rental Installments, and the Initial Annual Rent. Notwithstanding the foregoing, in no event shall the total rentable square feet of the Premises upon which Lessee is obligated to pay rent exceed 60,000 square feet, or if the Additional Space is built, 68,000 square feet.

     15. Lease of Premises. Lessor hereby leases to Lessee and Lessee leases from Lessor for the term, at the rental, and upon all of the conditions set forth in this Lease, the Premises identified in Item 1 of the Basic Lease Provisions, together with the non-exclusive use, in common, with Lessor and other tenants of the Project and their respective invitees, of common areas in or about the Project and the parking areas adjoining the Project. The approximate anticipated configuration of the Project and the location of the Building, and associated common and parking areas is indicated on Exhibit "B". The size, location and function of the buildings and related structures depicted here are approximate. The configuration of the development, the design, size, function and location of all other improvements, and the identity and location of other tenants to the extent depicted are subject to change without notice for any reason deemed sufficient by Lessor. Lessor reserves the right to alter the configuration of the Project to construct additional improvements thereon, to withdraw areas therefrom from time to time and alter the configuration of the associated common and parking areas, provided that (i) the number of parking spaces intended for Lessee's use shall not thereby be materially diminished and (ii) areas material to Lessee's enjoyment of the Premises shall not be withdrawn from the Property without the prior written consent of Lessee, which shall not be unreasonably withheld. Lessee shall be allocated the number of parking spaces set forth in item 10 of the Basic Lease Provisions and Lessee acknowledges that Lessor shall have no responsibility to supervise or police the usage of the parking lot by the tenants of the Project. Nothing in this Lease shall cause Lessor in any way to be construed as an employer, employee, fiduciary, a partner, a joint venturer or otherwise associated in any way with Lessee in the operation of the Premises, or to subject Lessor to any obligation, loss, charge or expense in connection with or arising from Lessee's operation or use of the Premises.

     16. Triple Net Lease. The parties intend this Lease to be a net, net, net Lease with the Lessee paying its proportionate share, as specified herein, of real property taxes, insurance and certain operating costs for the Premises, the common areas of the Project and the land on which it is situated. Except as expressly provided herein, Lessee shall have no right to reduce or offset the rent payable hereunder for any reason.

2.   TERM

     21. Commencement of Term. The term of the Lease shall be as shown in Item 6 of the Basic Lease Provisions, commencing on the Term Commencement Date, which Lessor and Lessee expect to be the Target Commencement Date as shown in Item 7 of the Basic Lease Provisions but which may be such other date as herein provided, and ending fifteen (15) years thereafter unless sooner terminated pursuant to any provision hereof.

          2.1.1 The Commencement Date of this Lease shall be upon substantial completion of the Phase I Tenant Improvements as defined and described in the Development Agreement, and the obligation of Lessee to pay rent shall begin on such date. Not more than ten (10) days following substantial completion of the Tenant Improvements, Lessor and Lessee shall complete and initial the Addendum attached hereto specifying the Term Commencement Date.

          2.1.2 If delivery of possession occurs prior to the Target Commencement Date, the term of this Lease shall commence on such date of delivery of possession, but the Termination Date shall not be advanced.

     22. Delay in Commencement.

          2.2.1 If for any reason Lessor cannot deliver possession of the Premises to Lessee on or before the Target Commencement Date, Lessor shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease or the obligations of Lessee hereunder. Subject to the provisions of the Development
Agreement, Lessee shall not be obligated to pay rent until the Tenant Improvements are substantially complete.

          2.2.2 If Lessor shall not have completed such construction within twelve (12) months from the date of execution of this Lease (the
"Outside Completion Date), Lessee shall have the right to terminate this Lease by giving not less than thirty (30) days' prior written notice of default to Lessor, and this Lease shall terminate as of the date set forth in said notice of termination if Lessor is unable to cure said default within thirty (30) days after receipt of said notice. Lessor shall use commercially reasonable efforts to complete the Building as quickly as possible. The Outside Completion Date shall be extended in the event of a Tenant Delay (as defined in the Development Agreement) or as a result of conditions beyond the control of Lessor as provided in the Development Agreement.

3.  RENT

    31. Base Rent.

        3.1.1 Lessee shall pay to Lessor as rent for the Premises Base Rent in the amounts specified below and in Item 4 of the Basic Lease Provisions in equal monthly installments in the amount specified in Item 5 of the Basic Lease provisions in advance on the first day of each month.

          Office/R&D Base Rent     -    $1.45 per sq.ft.
          Warehouse Base Rent      -    $.65 per sq.ft.
          Shell Base Rent          -    $.45 per sq.ft.

          The Office/R&D Base Rent, the Warehouse Base Rent and the Shell Base Rent are collectively referred to as the "Base
Rent."

        3.1.2 The Base Rent payable during the first two (2) years of the term is based upon the following approximate allocation of space within the Premises:

               Office/R&D:                        38,543 sq.ft.
               Warehouse:                         9,660 sq.ft.
               Shell:                             11,797 sq.ft.

               Notwithstanding the foregoing, as more specifically provided in the Development Agreement, Lessee shall have the right in connection with and as a part of the construction of the Tenant Improvements for Phase I to (i) use a portion of the Tenant Improvement Allowance (as defined in the Development Agreement) to wallpaper, paint, finish and/or carpet all or a portion of the Shell space that will be converted to Office/R&D space in the subsequent Phases for the purpose of assuring that colors and finishes of such finished materials are not discontinued prior to the time that the shell space is fully and finally converted to office/R&D space as provided hereunder or in the Development Agreement and/or (ii) use a portion of the Tenant Improvement Allowance to build approximately 4,491 square feet of mezzanine space in the warehouse area. In the event that Lessee does use a portion of the Tenant Improvement Allowance for
(i) and/or (ii) above, the Base Rent then payable for such space shall be increased by $.01167 per square foot per month for every $1.00 of Tenant Improvement Allowance used for such work (the
"Amortization Rent") and the sum shall become the new Base Rent for such space and be adjusted thereafter pursuant to Section 3.5 hereof.

               For  example, if Lessee used $20 per sq.ft. of the
Tenant Improvement Allowance to carpet and paint the portion of the Shell space that will be converted to Office/R&D space as provided in clause (i) above, the Base Rent for such shell space for the initial two (2) years of the term shall be $.45 per sq.ft. (the Shell Base Rent) plus $.2334 per sq.ft. (the "Amortization Rent"). If, as provided below, the portion of the
Shell space to be converted to Office/R&D space is not substantially complete prior to the commencement of the third year of the term, the Base Rent for the Initial Converted Space (defined below) shall be $1.10 per sq.ft., adjusted for increases theretofore made in the Base Rent pursuant to Section 3.5 hereof from the Term Commencement Date, to which will be added the Amortization Rent as described above. Similarly, if a portion of the Tenant Improvement Allowance is used for construction of the mezzanine in the warehouse area, the Warehouse Base Rent for such Warehouse space shall be increased as described herein.

               In the case of the mezzanine, the only Base Rent payable by Lessee shall be the Amortization Rent attributable to the amount of the Tenant Improvement Allowance used for the mezzanine. In other words, if Lessee uses $20 of the Tenant Improvement Allowance to build the mezzanine, the Base Rent for the mezzanine shall be $.2334 per sq.ft. per month. Except for the payment of the Amortization Rent thereon, the mezzanine area shall not be included for purposes of calculating useable or rentable square feet in the Building.

          3.1.3 Lessee agrees that during the initial two (2) years of the term, 4,725 sq.ft. of the shell space in the Building will be converted to Office/R&D space (the "Initial Converted Space") so that the approximate allocation of space within the Premises shall be as follows:

               Office/R&D:                        43,268 sq.ft.
               Warehouse:                         9,660 sq.ft.
               Shell:                             7,072 sq.ft.

               The conversion of the Shell space to Office/R&D shall be completed as described in the Development Agreement. In the event that Tenant Improvements for the Initial Converted Space have been substantially completed prior to the commencement of the third year of the term, commencing upon substantial completion of the Tenant Improvements, the Base Rent for the Initial Converted Space shall be increased to the Office/R&D Base Rent then payable, and shall be subject to annual adjustments thereafter as provided herein. In the event that the Tenant Improvements for the Initial Converted Space have not been substantially completed by such date, the Base Rent for the converted space shall be $1.10 per sq.ft. (adjusted for increases theretofore made in the Base Rent pursuant to this Section 3.1 and Section 3.5 hereof from the Term Commencement Date) until the first to occur of (i) the first day of the fifth lease year or
(ii) such time as the Tenant Improvements have been substantially completed, at which time the Base Rent for the Initial Converted Space shall be adjusted to be equal to the Office/R&D Base Rent then payable.

          3.1.4 Lessee agrees that prior to the end of the fourth year of the lease term, the remaining 7,072 sq.ft. of Shell space shall be converted to Office/R&D space (the "Additional Converted
Space") so that the approximate allocation of space will be as follows:

               Office/R&D:                        50,340 sq.ft.
               Warehouse:                         9,660 sq.ft.

               The  conversion of the shell space  to  Office/R&D
space shall be completed as described in the Development Agreement. Whether or not the Tenant Improvements for the Additional Converted Space have been substantially completed prior to the commencement of the fifth year of the term, the Base Rent for the Additional Converted Space shall be increased to the Office/R&D Base Rent then payable and shall be subject to annual adjustments thereafter as provided herein.

          3.1.5 Notwithstanding anything herein to the contrary, in the event that Lessee elects to build out the Initial Converted Space and/or the Additional Converted Space through the utilization of the full Tenant Improvement Allowance for such areas prior to the planned conversion of such spaces to Office/R&D as described above, upon the Substantial Completion of the Tenant Improvements for  the  Initial  Converted  Space and/or  Additional  Converted
Space,  the  Base  Rent  therefor  shall  be  increased  to   the
Office/R&D Base Rent then payable, and shall be subject to any adjustments thereafter as provided herein.

          3.1.6 In the event that Lessor constructs the Additional Space, as described in Section 1 hereof, the Additional Space shall be constructed  as  Shell Space and the Base Rent  payable  for  the
Additional  Space shall be the Base Rent then payable  for  Shell
Space  hereunder;  provided, however, that the  Additional  Space shall  be converted to Office/R&D space at the same time  and  on the  same  terms as the Additional Converted Space and  the  Base
Rent  for  the  Additional  Space  shall  be  increased  to   the
Office/R&D  Base Rent then payable.  If the Additional  Space  is substantially completed at any time after the commencement of the
5th  year  of  the  term, the Base Rent for the Additional  Space shall be the Office/R&D Base Rent then payable, regardless of the
time   that  the  Additional  Space  is  actually  converted   to
Office/R&D   space  or  the  date  when  the  Tenant  Improvement
Allowance for the Additional Space is actually used.

          The parties intend that the Additional Space will be constructed at the earliest possible date, provided that Lessor is successful in obtaining sufficient square footage allocations under the GGMO. If and when the Additional Space is constructed and added to the Premises, the Premises shall consist of approximately 67,991 rentable square feet. The approximate allocation of the space within the Premises with the addition of the Additional Space shall be as follows:

                            Phase I

          Office/R&D                    37,854 sq.ft.
          Warehouse                     9,488 sq. ft.
          Shell                         20,658 sq.ft.

                            Phase II

          Office/R&D                    43,268 sq.ft.
          Warehouse                      9,488 sq.ft.
          Shell                         15,244 sq.ft.

                           Phase III

          Office/R&D                    58,512 sq.ft.
          Warehouse                      9,488 sq.ft.

     Following the construction of the Additional Space the Premises shall be re-measured as provided in Section 1.4;
provided, however, that the rentable square feet upon which Lessee is obligated to pay rent shall not exceed 68,000 square feet. If the Additional Space is constructed, the conversions of space to the allocations described above shall occur at the same intervals as is described in Section 3.1. For example, if the Additional Space is built during the first two years of the term of the Lease, the conversion of space from Shell Space to Office/R&D shall be such that it will cause the allocation of space between the Premises for Phase II to be as set forth in this Section 3.1.6.

     32.  Additional Rent.

          3.2.1 Lessee shall reimburse Lessor, as additional rent, in the manner and at the times provided, for Lessee's proportionate
share  of  all  Building  Operating  Expenses  and  Common   Area
Operating  Expenses (as hereinafter defined) incurred  by  Lessor
(the  "Additional Rent"). Lessee's proportionate  share  of  such
Building  Operating  Expenses and Common Area Operating  Expenses
shall  be based upon Lessee's Building Percentage in the case  of
Building  Operating  Expenses  and  upon  Lessee's  Common   Area
Percentage in the case of Common Area Operating Expenses, all as defined herein.

          3.2.2 Amounts included as Additional Rent for repair, maintenance or other building services obtained from an affiliate of Lessor shall  not exceed the amounts that would be paid if such services had  been  obtained at competitive rates from independent  third-
party   contractors  providing  the  same  services  to   similar
buildings in the area in which the Project is located.

          3.2.3 The level of repair, maintenance and upkeep of the Building, Common Areas and landscaping shall conform to, but shall not exceed, the standard customarily utilized for professional office and research/development buildings in the Santa Barbara area, with the University Business Center constituting an example of such standards.

          3.2.4 Salaries and payroll expenses shall be limited to (a) those persons who are employed on a substantially full-time basis on site and (b) Lessee's pro rata share of the salary and payroll expense of common employees who are engaged by Lessor to provide services both to the Project and to other properties owned and/or managed by Lessor, based on the percentage that the square footage of the space occupied by Lessee bears to the total square footage of all space receiving the services of such common employees.

          3.2.5 Except as set forth below, no amounts shall be included in Additional Rent for (a) amortization or depreciation of capital assets that constitute real property or that do not constitute removable trade fixtures or (b) the costs of correcting defects in workmanship or materials covered by contractor's warranties or that are caused by the failure of Lessor or its contractor to construct the Building and Common Area in a good and workmanlike manner in accordance with the plans and specifications and applicable building codes.

     33. Offset Rights. All Base Rent and Additional Rent due under this Lease shall be payable without deduction, abatement or offset except as may be otherwise expressly provided in this Lease.

     34. Definitions.    For purpose of this Article 3:

          3.4.1 Lessee's Building Percentage is a percentage (not in excess of 100%) calculated by dividing the Leased Area of the Premises, as shown in Item 2 of the Basic Lease Provisions, by the rentable area of the Building, and is stipulated to be as shown in Item  3 of the Basic Lease Provisions.

          3.4.2. Building Operating Expenses shall mean the sum of all expenses incurred by Lessor in connection with the operation, repair and maintenance of the Building, including but not limited to the following: (a) the costs of supplying heating and air conditioning to the Common Areas; (b) all Real Property Taxes (as hereinafter defined) imposed upon or with respect to the Building and related improvements (exclusive of the land underlying all such improvements); (c) fifty percent (50%) of the premium for earthquake insurance and the entire premium for all fire and extended coverage, loss of rents, vandalism, malicious mischief and other insurance covering the Building (including a pro rata share of the premium for Lessor's excess liability insurance coverage) maintained by Lessor under the provisions of this Lease, to the extent the costs thereof are permitted by Section
7.6, below, and any losses suffered which fall below the deductible limits of such insurance; (d) direct costs incurred for security and fire protection and the costs of materials and supplies; (e) salaries and payroll expenses for any persons who are employed on a substantially full-time basis on-site in the management, operation, repair and maintenance of the Building;
(f) subject to the provisions of Section 3.2, above, the costs of
(1) repair and maintenance of the Building and (2) repainting, wallcovering or recarpeting Common Areas of the Building; (g) an allowance for overhead and administrative expense (including the costs of any off-site management supplied or procured by Lessor), of thirteen percent (13%) of all expenses hereunder excluding the premium for earthquake insurance payable by Lessee; and (h) the amortization of the costs of capital investments for improvements which are designed to reduce operating costs, improve operations or comply with governmental conservation or safety programs, together with interest at ten percent (10%) per annum on the unamortized amount, amortized over such reasonable period as Lessor shall determine, but such amortized costs shall be included only to the extent of any demonstrable reductions or savings in occupancy costs or operating expenses that are achieved by Lessee as the result of such improvements or programs.

          3.4.3 Building Operating Expenses attributable to the utilities
and   services  furnished  pursuant  to  Article  10   shall   be
apportioned among the tenants of the Building receiving such services (excluding those tenants furnishing or paying for their own utilities and janitorial services) based on the respective leased areas occupied by such tenants. Lessor has provided to Lessee actual Building Operating Expenses for 5425 Hollister
Avenue, the current offices of Lessee, but without warranty or representation to Lessee that Building Operating Expenses for the Premises will be limited to such amounts.

          3.4.4 Lessee's Common Area Percentage is a percentage figure cal culated by the project architect by dividing the Premises by the average leasable area in all improvements, including the Building and other buildings, shown on Exhibit "B" during such year and is initially stipulated to be as shown in Item 3 of the Basic Lease
Provisions. Should the Building and/or landscape area become a separate legal lot, or should additional improvements or common area be added to or deleted from Exhibit "B", Lessor may, at its option, calculate Lessee's Common Area Percentage by comparing the common area attributable to the Premises with the common area on such legal lot or otherwise within Exhibit "B" as so revised.

          3.4.5 Common Area Operating Expenses shall mean the sum of all expenses incurred by Lessor in connection with the operation and maintenance of driveways, landscaping, walkways, plazas,  parking facilities,  and perimeter property, including, but  not  limited to:  (a) all real property taxes (as hereinafter defined) imposed upon  or  with respect to the land described in Exhibit "B";  (b)
all  public  liability insurance maintained by Lessor  under  the provisions  of  this Lease, to the extent the costs  thereof  are permitted  by  Section 7.6, below, and any losses suffered  which fall  below  the deductible limits of such insurance; (c)  direct costs incurred for security and fire protection and the costs  of materials and supplies; (d) salaries and payroll expenses for any persons who are employed on a substantially full-time or contract
basis   on-site   in  the  management,  operation,   repair   and
maintenance   of   the  common  areas,  gardening,   landscaping,
repaving,  repainting  and  trash removal;  (e)  depreciation  of equipment used in such maintenance; (f) the amortization  of  the costs  of capital investments for improvements which are designed to  reduce  operating costs, improve operations  or  comply  with governmental  conservation  or  safety  programs,  together  with
interest  at  ten  percent  (10%)  on  the  unamortized   amount,
amortized over such reasonable period as Lessor shall determine, but such amortized costs shall be included only to the extent of any demonstrable reductions or savings in occupancy costs or operating expenses that are achieved by Lessee as the result of such improvements or programs; (g) any governmental surcharge, fee or assessment imposed with respect to the parking facilities within the Project, to the extent paid by Lessor and not passed on to the users of said parking facilities; and (h) an amount equal to thirteen percent (13%) of all such expenses to cover
Lessor's administrative and overhead expenses.

          3.4.6 Subject to the exception set forth in subparagraph A, below, Real Property Taxes shall mean all real and personal property
taxes   and  assessments  incurred  during  any  calendar   year,
including,   but  not  limited  to:  special  and   extraordinary
assessments,  water and sewer rates and charges, occupancy  taxes or  similar  taxes  imposed on or with respect  to  the  real  or personal  property whether or not imposed on or measured  by  the rent  payable  by  Lessee,  and  other  governmental  levies  and
charges,   general  and  special,  ordinary  and   extraordinary,
unforeseen as well as foreseen, of any kind and nature whatsoever relating to the real or personal property, including increases due to a change in ownership, and any gross rental, license or business tax measured by or levied on rent payable or space occupied. If, by law, any property taxes are payable, or may at the option of the taxpayer be paid, in installments (whether or not interest shall accrue on the unpaid balance of such property taxes), Lessor may, at Lessor's option, pay the same and, in such event, any accrued interest on the unpaid balance of such property taxes shall be deemed to be Real Property Taxes as defined herein. Real Property Taxes shall also include all expenses reasonably incurred by Lessor in seeking a reduction by the taxing authorities of Real Property Taxes applicable to the Project. If at any time during the term of this Lease under the laws of the United States or the State of California or any political subdivision of either, a tax or excise on rents, space or other aspects of real property, is levied or assessed against Lessor, the same shall be deemed to be Real Property Taxes. If any such property taxes upon the income of Lessor shall be imposed on a graduated scale, based upon Lessor's aggregate rental income, Real Property Taxes shall include only such portion of such property taxes as would be payable if the rent payable with respect to the Building and Common Areas were the only rental income of Lessor subject thereto.

               1. Real Property Taxes shall not include (1) any capital levy, franchise, estate, inheritance, succession, gift or transfer tax of Lessor or (2) any income, profits or excess profits tax, assessment, charge or levy upon the income of Lessor.

               2. Lessee at its cost shall have the right, at any time, to seek a reduction in the assessed valuation of the premises or to contest any Real Property Taxes that are paid by Lessee, provided that Lessee first obtains Lessor's written consent to the seeking of such reduction, which consent shall not be unreasonably withheld. If Lessee seeks a reduction or contests the Real
Property  Taxes,  the failure on Lessee's part to  pay  the  Real
Property Taxes shall not constitute a default as long as Lessee complies with the provisions of this Section.

               3. Lessor shall not be required to join in any proceeding or contest brought by Lessee unless the provisions of any law require that the proceeding or contest be brought by or in the name of Lessor or any owner of the Premises. In that case Lessor shall join in the proceeding or contest or permit it to be brought in Lessor's name as long as Lessor is not required to bear any cost. Lessee, on final determination of the proceeding or contest, shall immediately pay or discharge any decision or judgment rendered, together with all costs, charges, interest, and penalties incidental to the decision or judgment.

               4. If Lessee does not pay the Real Property Taxes when due and Lessee seeks a reduction or contests them as provided in this Section, before the commencement of the proceeding or contest, Lessee shall furnish to Lessor a surety bond issued by an insurance company qualified to do business in California. The amount of the bond shall equal one hundred twenty-five percent
(125%) of the total amount of Real Property Taxes in dispute, including any penalties for late payment thereof. The bond shall hold Lessor and the Premises harmless from any damage arising out of the proceeding or contest and shall insure the payment of any judgment that may be rendered.

               5. Should Real Property Taxes applicable to the property be reduced, Real Property Taxes assessed to Lessee pursuant to this Lease shall reflect such reduction.

     35. Rent Adjustment for Consumer Price Index. The Base Rent shall be adjusted effective as of the first day of the thirteenth
(13th) full calendar month of the lease term, and on the corresponding day of each year thereafter during the lease term (the "Amendment Date") in accordance with the procedures set forth in Section 3.6.2, below.

     36. Calculation and Payment.

         3.6.1 Base Rent and Additional Rent shall be payable to Lessor in lawful money of the United States at Lessor's address herein or to such other persons or at such other places as Lessor designates in writing. Base Rent and Additional Rent payable for any period for less than one month shall be prorated based upon a thirty (30) day month.

         3.6.2 The Base Rent shall be adjusted on each Amendment Date by an amount equal to the percentage of increase in the Consumer Price
Index  for  Urban Wage Earners and Clerical Workers,  All  Items,
L.A.-Anaheim-Riverside Area (1982-84= 100 Base) (the "Index") during the preceding year. Such amount shall be determined by comparing the Index figure for the second month immediately preceding the Amendment Date to the Index figure for the corresponding month of the prior year, but in no event shall the annual rental increase be less than three percent (3%) or more than seven percent (7%) in any year.

               1. If the applicable Index figure is not available on the Amendment Date, the parties shall make an interim increase in the annual rent on the basis of the most recently available Index figure. A final amendment shall thereafter be made, retroactive to the Amendment Date, once the applicable Index figure becomes available, and Lessee shall pay any additional rent owing for prior periods by reason of such final amendment not later than the first day of the next following month.

               2. If on any Amendment Date the Consumer Price Index is no longer published in the same format as set forth above, the parties  shall  substitute any official index  published  by  the
Bureau   of   Labor  Statistics  or  any  successor  or   similar
Governmental agency as may then be in existence and shall be most nearly  equivalent  thereto. If the parties shall  be  unable  to agree  upon a successor index, the parties shall refer the choice to  nonbinding  arbitration  by an  experienced  commercial  real
estate broker or attorney mutually agreeable to the parties.   No
discovery shall be allowed.

          3.6.3 Prior to the commencement of the lease term and in each December thereafter, Lessor shall give Lessee a written estimate of Lessee's share of Building and Common Area Operating Expenses for the ensuing year or portion thereof. Lessee shall pay such estimated amount to Lessor in equal monthly installments, in advance. Within ninety (90) days after the end of each calendar year, Lessor shall furnish to Lessee a statement showing in reasonable detail the actual Building and Common Area Operating Expenses incurred by Lessor during such period, and the parties shall within thirty (30) days make any payment or allowance necessary to adjust Lessee's estimated payment to Lessee's actual proportionate share as shown by such annual statement. Any amount due Lessee shall be credited against installments next coming due under this Section.

          3.6.4 Lessor shall keep at its principal place of business books and records in sufficient detail to permit the verification of all costs and expenses charged to Lessee as Building and Common
Area Operating Expenses during the term of this lease. All such books and records shall be available for inspection and copying by Lessee or its duly authorized representative at Lessor's principal place of business at reasonable times during regular business hours upon reasonable prior notice to Lessor.

     37. End of Term. Upon the expiration or earlier termination of this Lease, Lessee shall pay Lessor, as Additional Rent, the aggregate rental increase which would have been payable by Lessee pursuant to this Article 3, except for such expiration or termination, for the portion of the year in which termination or expiration occurs through the termination date. The amount of such payment shall be calculated by Lessor based upon Sections
3.2, 3.3, and 3.5 (using the expiration or termination date as the amendment date for Section 3.5) and the best information then
available  to  Lessor,  and  shall  give  effect  to  all   prior
amendments  and  payments on account by Lessee pursuant  to  this
Article 3.

4.  SECURITY DEPOSIT

       Lessee has deposited with Lessor the sum of One Hundred Twenty-seven Thousand Dollars ($127,000) as security for the faithful performance by Lessee of all covenants and conditions of this Lease. Lessor shall deposit Lessee's security deposit into a money market or similar high yield account and shall cause the interest accruing thereon to be remitted to Lessee no less frequently than annually. If Lessee shall breach or default in the performance of any covenants or conditions of this Lease, including the payment of Base Rent or Additional Rent, Lessor may use, apply or retain the whole or any part of such security deposit for the payment of any rent in default or for any other sum which Lessor may spend or be required to spend by reason of Lessee's default. If Lessor so uses or applies all or any portion of said deposit, Lessee shall, within ten (10) days after written demand therefor, deposit cash with Lessor in an amount sufficient to restore said deposit to the full amount hereinabove stated and Lessee's failure to do so shall be a material breach of this Lease. Should Lessee comply with all covenants and conditions of this Lease, the security deposit or any balance thereof shall be returned to Lessee (or at the option of Lessor, to the last assignee of Lessee's interest in this Lease) at the expiration of the term. Should Lessor sell its interest in the Premises, Lessor shall transfer to the purchaser thereof the then unexpended or unappropriated deposit and thereupon Lessor shall be discharged from any further liability for such funds. Notwithstanding the foregoing, Lessee agrees that Lessor shall have the right to use said deposit to pay the impact fees demanded by the Goleta Water District ("GWD") in order to obtain GWD's plan check approval and "Can and Serve" letter; upon Lessor's receipt of debt financing from Lessor's lender, Lessor shall restore the security deposit to the sum of $127,000.

5. USE

     51. Use.   The Premises shall be used and occupied for lawful
warehouse, office and research and development purposes permitted under applicable ordinances and other Governmental requirements, the covenants, conditions and restrictions affecting the Project, as the same may be amended from time to time, and the Rules and Regulations as Lessor may from time to time reasonably adopt for the safety, care and cleanliness of the Building and the Project or the preservation of good order. The Rules and Regulations presently in effect are attached hereto as Exhibit "C". Lessor shall endeavor to enforce such Rules and Regulations in a uniform and consistent manner as to all tenants and occupants of the Building, but Lessor shall not be responsible to Lessee for the
nonperformance   of  any  of  such  Rules  and  Regulations,   or
noncompliance with said covenants, conditions and restrictions, by any other tenant of the Building for reasons beyond the, reasonable ability of Lessor to control.

     52. Compliance With Law. Lessee shall at Lessee's expense, comply promptly with all applicable statutes, ordinances, rules, regulations, orders and requirements in effect regulating the use by Lessee of the Premises. Lessee shall not use or permit the use of the Premises in any manner that will tend to create waste or a nuisance or which shall tend to disturb other tenants of the Building.

     53. Insurance Cancellation. If Lessee's use of the Premises causes an increase in the rates of fire or other insurance maintained on the Project, Lessee shall pay as additional rent the amount of such increase. Lessee shall be in default under this Lease should Lessee cause the cancellation of fire or other insurance upon the Building or Property or should Lessee fail to pay any increased insurance rate attributable to Lessee's use of the Premises. In determining whether increased premiums are a result of Lessee's use or occupancy of the Premises, Property or Building, a schedule issued by Lessor's insurer computing the insurance rate on the Premises, Property or Building, or the leasehold improvements showing the various components of such rate, shall be conclusive evidence of the several items and charges which make up such rate. Lessee shall promptly comply with all reasonable requirements of the insurance authority or of any insurer now or hereafter in effect relating to the Premises.

     54. Hazardous Substances. Any corrosive, flammable, hazardous, or other special wastes or materials shall be handled or disposed of as directed by applicable State, Federal, County and City regulations. Lessee shall handle, store or dispose of such materials in a careful and prudent manner. At the termination of the lease, or any option period thereof, Lessee shall fully clean the premises in such a manner that no residue of such materials or wastes shall remain on the premises in concentrations which exceed those permitted under applicable rules and regulations then in effect. Lessee shall notify the appropriate governmental authority of the presence and amount of any such material or wastes, and shall comply with all conditions imposed by such authority. Lessee shall contact the appropriate governmental authority prior to occupancy to determine the existence of any records for the Building and/or Premises. Specifically thirty
(30) days prior to occupancy, Lessee shall submit to Lessor and the appropriate governmental authority for approval any Hazardous Materials Management Plan (HMMP) and a Hazardous Materials Floor Plan (HMF) required by such governmental authority. These plans shall be attached in full to this lease.

          5.4.1 The HMMP shall include the following:

                1. The Company name, address, and contact person.

                2. General facility description with map showing location of all buildings and structures.

                3. Facility hazardous material storage map showing the location of each proposed hazardous material storage area and access to such facilities. The map shall be updated annually by the occupant and submitted by January 1 each year.

                4. A floor plan showing the location of each hazardous material storage area, storage area access, and the location of emergency equipment.

          5.4.2. The HMFP shall include the following:

                1. Hazardous Materials Handling Report describing the safe handling of hazardous materials to prevent accidents.

                2. Separation of Hazardous Material Report outlining the methods to be utilized to insure separation and protection of hazardous materials from such factors that could cause fire, explosion, spills, etc.

                3. Inspection and Record Keeping Plan indicating the procedures for inspecting each storage facility. An authorized record of inspection shall be maintained by the Lessee.

                4. Employee Training Program to insure that employees know how to safely handle hazardous materials.

                5. Hazardous Materials Contingency Plan that clearly describes appropriate response procedures and measures in case of an accident.

                6. A floor plan identifying the location and quantity of each hazardous material, including the chemical name and quantity limit for each class.

          5.4.3 Lessee shall reduce the hazardous waste stream from the Building to the maximum extent feasible. Thirty (30) days prior to occupancy, Lessee shall submit to Lessor and the appropriate governmental authority for approval a plan outlining measures for the reduction of the hazardous waste stream from the Building.
The plan shall contain the monitoring component. Components of the plan shall be implemented as indicated in the plan.

          5.4.4 Lessee shall pay inspection fees, based on the hourly inspection rate, for an environmental audit to be conducted by
the   appropriate  governmental  authority  or  Lessor   at   the
termination of the lease and prior to reoccupation of the Building and/or premises if hazardous materials were in use on the leased Building and/or premises. The appropriate governmental authority shall perform or Lessee shall arrange for such an audit in a timely manner to prevent economic hardship to Lessor and shall certify that the premises are available for reoccupation, or shall specify cleanup measures that will render the premises safe for reoccupation. Lessee shall be responsible for any cleanup that may be required as a result of the audit.

          5.4.5 Should Lessee fail to comply with any duty set forth in this
Section 5.4, Lessor may, in addition to all other remedies now or hereafter provided by this Lease or by law, perform such duty or make good such default, and any amounts which Lessor shall advance pursuant thereto shall be repaid by Lessee to Lessor on demand. Lessee shall indemnify, defend, and hold Lessor harmless from all costs, attorney fees, expenses, claims and liability for damage to property and injury to persons as a result of or arising out of Lessee's use, generation, storage, release or disposal of any hazardous or toxic substance, material, or waste on the Project site.

     55. Solid Waste Management Program.   Thirty (30) days prior to
occupancy Lessee shall submit to Lessor and to the appropriate governmental authority for approval a Solid Waste Management
Program.   The  program  shall  identify  the  amount  of   waste
generation projected from the Building. The program shall include one or more of the following measures, but is not limited to those measures: (i) provision of bins for storage of recyclable materials within the Building, (ii) participation in the curbside recycling program which serves the Goleta area, (iii) development of a Source Reduction Plan ("SRP") describing the recommended program and the estimated reduction of the solid waste disposed of in the Building, and (iv) implementation of a program to purchase materials that have recycled content for the operations of Lessee (e.g. office supplies). To insure compliance, Lessee shall develop an integrated solid waste management program, including recommended source reduction, recycling, composting programs, and/or a combination of such programs subject to review and approval by the appropriate governmental authority.

     56. Environmental Laws.

         1. Compliance with Environmental Laws. Lessee, in its conduct of business on or in any activity, work, thing done, permitted or
suffered  by  Lessee,  its  agents,  contractors,  employees   or
invitees on the Premises, shall at all times and in all respects comply with all federal, state and county laws, ordinances and
regulations   (the  "Hazardous  Materials  Laws")   relating   to
industrial   hygiene,  environmental  protection  or   the   use,
analysis,   generation,   manufacture,   storage,   disposal   or
transportation  of  any  oil,  flammable  explosives,   asbestos,
radioactive materials or waste, or other hazardous, toxic, contaminated or polluting materials, substances, or wastes,
including,   without  limitation,  any  "hazardous   substances,"
"hazardous  wastes," "hazardous materials," or "toxic substances"
under any such laws, ordinances or regulations (collectively, the
"Hazardous  Materials").   Such laws, ordinances  or  regulations
shall   include,  but  not  be  limited  to,  the   Comprehensive
Environmental Response, Compensation and Liability Act  of  1980,
as amended, 42 U.S.C. Section 9601, et seq; the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801, et seq; the Resource Conservation and Recovery Act of 1976, 42 U.S.C. Section
6901  et seq; the Clean Water Act, 33 U.S.C. Section 466, et seq;
the Safe Drinking Water Act, 14 U.S.C. Section 1401, et seq; the Superfund Amendment and Reauthorization Act of 1986; Public Law 99-499, 100 Stat. 1613; the Toxic Substances Control Act, 15 U.S.C. Section 2601, et seq, as amended; those substances defined as "hazardous waste", "extremely hazardous waste", "restricted hazardous waste" or "hazardous substance" in the Hazardous Waste Control Act, Section 25100 et seq of the California Health &
Safety   Code;  and  those  materials  and  substances  similarly
described  in the Federal Insecticide, Fungicide and  Rodenticide
Act, 7 U.S.C. Section 136, et seq., as amended; the Atomic Energy
Act of 1954, 42 U.S.C. Section 2011, et seq., as amended; the Porter Cologne Water Quality Control Act, Section 1300 et seq. of the California Health & Safety Code; and any regulations adopted and publications promulgated pursuant to said Laws.

          2. Hazardous Materials Handling.  The Lessee shall, at its own
expense,  procure,  maintain  in  effect  and  comply  with   all
conditions   of   any  and  all  permits,  licenses   and   other
governmental  and regulatory approvals required for Lessee's  use of  the  Premises,  including, without limitation,  discharge  of
(appropriately treated) materials or wastes into or  through  any sanitary  sewer serving the Premises.  Except as discharged  into the  sanitary sewer in strict accordance and conformity with  all applicable Hazardous Materials Laws, Lessee shall cause  any  and all  Hazardous Materials removed from the Premises to be  removed and  transported solely by duly licensed haulers to duly licensed facilities  for  final  disposal of such  materials  and  wastes.
Lessee  shall in all respects handle, treat, deal with and manage any  and  all  Hazardous Materials in, on,  under  or  about  the
Premises  in  total  conformity  with  all  applicable  Hazardous
Materials   Laws   and   prudent  industry  practices   regarding
management  of  such  Hazardous Materials.   Upon  expiration  or
earlier termination of the term of the Lease, Lessee shall  cause all  Hazardous  Materials to be removed  from  the  Premises  and transported  for  use,  storage or  disposal  in  accordance  and
compliance with all applicable Hazardous Materials Laws.   Lessee
shall not take any remedial action in response to the presence of any Hazardous Materials in or about the Premises or the Building, nor enter into any settlement agreement, consent, decree or other compromise in respect to any claims relating to any Hazardous
Materials in any way connected with the Premises or the Building, without first notifying Lessor of Lessee's intention to do so and affording Lessor ample opportunity to appear, intervene or otherwise appropriately assert and protect Lessor's interest with respect thereto.

          3.   Notices.   Lessee shall immediately notify Lessor in writing
of   any   of  the  following  activities  relating  to  Lessee's
operations  on  the  Premises:  (i)  any  enforcement,  clean-up, removal  or  other governmental or regulatory action  instituted, completed or threatened pursuant to any Hazardous Materials Laws;
(ii)  any claim made or threatened by any person against  Lessee, the  Premises  or the Building relating to damage,  contribution, cost  recovery  compensation, loss or injury  resulting  from  or claimed  to result from any Hazardous Materials in, on or removed from the Premises or the Building; and (iii) any reports made  to any environmental agency arising out of or in connection with any
Hazardous  Materials  in  or removed from  the  Premises  or  the
Building, including any complaints, notices, warnings or asserted violations in connection therewith.  Lessee shall also supply  to
Lessor as promptly as possible, and in any event within five  (5)
business days after Lessee first receives or sends the same, with copies of all claims, reports, complaints, notices, warnings or asserted violations relating in any way to the Premises, the Building or Lessee's use thereof. Lessee shall promptly deliver to Lessor copies of hazardous waste manifests reflecting the legal and proper disposal of all Hazardous Materials removed from the Premises.

         4. Indemnification of Lessor.  Lessee shall indemnify, defend,
protect,   and  hold  Lessor,  and  each  of  Lessor's  partners,
employees, agents, attorneys, successors and assigns, free and harmless from and against any and all claims, liabilities, penalties, forfeitures, losses or expenses (including reasonable attorneys' fees) for death of or injury to any person or damage to  any property whatsoever arising from or caused in whole or in part,  directly or indirectly, by (A) the presence in, on,  under or  about the Premises or the Building, or discharge in  or  from the  Premises  or  the  Building of any  Hazardous  Materials  or
Lessee's   use,  analysis,  storage,  transportation,   disposal,
release, threatened release, discharge or generation of Hazardous Materials to, in, on, under, about or from the Premises or the
Building,  but  only to the extent such Hazardous  Materials  are
present   as  a  result  of  actions  of  Lessee,  its  officers,
employees, invitees, assignees, contractors, or agents, or (B) Lessee's failure to comply with any Hazardous Materials Law. Lessee's obligations hereunder shall include, without limitation, and whether foreseeable or unforeseeable, all costs of any required or necessary repair, clean-up or detoxification or
decontamination  of  the  Premises  or  the  Building,  and   the
preparation and implementation of any closure, remedial action or other required plans in connection therewith, and shall survive the expiration or earlier termination of the term of the Lease.
For purposes of the release and indemnity provisions hereof, any acts or omissions of Lessee, or by officers, invitees, employees, agents, assignees, contractors or subcontractors of Lessee or others acting for or on behalf of Lessee (to the extent any such individual is acting within the scope of his relationship with Lessee), whether or not such acts or omissions are negligent, intentional, willful or unlawful, shall be strictly attributable to Lessee.

6.  MAINTENANCE. REPAIRS AND ALTERATIONS

    61. Lessor's Obligations. Lessor shall cause to be maintained, in good order, condition and repair (a) the roof and exterior walls, (b) common windows and doors of the Building (excluding the interior surface thereof), (c) heating, venting and air conditioning systems, (d) all encased plumbing and wiring, whether within or outside the Leased Premises (but excluding plumbing blockages attributable to any misuse of plumbing by tenant or its agents or employees), (e) any public and common
areas   in  the  Building,  (f)  all  parking  areas,  driveways,
sidewalks, private roads or streets and landscaping and (g) all other areas located within the Project other than areas occupied by other buildings (such non-building areas being herein referred to as "Common Areas").

   62. Lessee's Obligations. Lessee shall during the term of this Lease keep in good order, condition and repair, the interior of the Premises (except as set forth above) and every part thereof, including, but not limited to, all interior windows and doors in and to the Premises and all exposed plumbing and electrical fixtures. Lessor shall incur no expense nor have any obligation of any kind whatsoever in connection with the maintenance of the interior of the Premises and, except as expressly provided in
Section 12.3, below, Lessee waives the benefits of any statute now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessor's expense or to terminate this Lease because of any failure to keep the interior of the Premises in good order, condition and repair. Notwithstanding the foregoing, Lessor shall be liable for maintenance or repairs which are caused by Lessor's active negligence (whether act or omission) or willful misconduct, or due to defects in workmanship or material covered by Contractor's warranty or that are caused by the failure of Lessor or its contractors to construct the Premises to the agreed specifications.

     63. Alterations and Additions.

         6.3.1 Lessee shall not, without Lessor's prior written consent, which shall not be unreasonably withheld, make any alterations, improvements, additions or utility installations in, on or about the Premises unless such work is nonstructural and can be completed at a cost that does not exceed one-half (1/2) the monthly Base Rent in effect at the time of the proposed alteration or addition. As used in this Section 6.3, the term
"utility installations" shall include bus ducting, power panels, fluorescent fixtures, space heaters, conduits and wiring. All utility installations made by Lessee shall conform to all applicable codes and governmental regulations. As a condition to giving any required consent, Lessor may require that Lessee agree to remove any such alterations, improvements, additions or utility installations at the expiration or sooner termination of the term, and to restore the Premises to their prior condition.
Lessee shall keep the Premises free of all lien claims and shall defend, indemnify and hold harmless Lessor against all claims arising from mechanics' and materialmen's liens, including all costs, attorneys' fees, expenses and liabilities incurred in or about any such claim or any action or proceeding brought thereon.

          6.3.2 All alterations, improvements and additions to the Premises for which the approval of Lessor is required under Section 6.3.1, or which involve changes to the plumbing, electrical or HVAC systems, shall be performed by Lessor's contractor for the Project or other licensed contractor approved by Lessor, which shall not be unreasonably withheld. Lessee shall pay, when due, all claims for labor or materials furnished to or for Lessee at or for use in the Premises, which claims are or may be secured by any mechanics' or materialmen's lien against the Premises or any interest therein, and Lessor shall have the right to post notices of nonresponsibility in or on the Premises as provided by law.

          6.3.3 Lessee shall provide Lessor with notice of any changes or alterations made to the Premises, whether or not such changes or alterations require the prior approval of Lessor, shall furnish
Lessor with a copy of the plans, sketches or drawings, if any, made for the purpose of designing or constructing such changes or additions, and shall provide Lessor with "as-built" drawings for any such alterations requiring the prior approval of Lessor.


     64. Surrender. On the last day of the term hereof, or on any sooner termination, Lessee shall surrender to lessor the Premises and, subject to the provisions of Section 6.3.1 hereof, all additions, and improvements thereto, in the same condition as when received or made, ordinary wear and tear excepted; provided, however, that Lessee's machinery, equipment and trade fixtures (including utility installations) which may be removed without irreparable or material damage to the Premises, shall remain the property of Lessee and be removed by Lessee. Lessee shall repair any damage to the Premises occasioned by the removal of Lessee's furnishings, machinery, equipment and trade fixtures, which repair shall include the patching and filling of holes and repair of structural damage.

     65. Lessor's Rights. If Lessee fails to perform Lessee's obligations under this Article 6, Lessor may, at its option (but shall not be required to), and with a 5-day written notice to Lessee, perform such obligations on behalf of Lessee, and the cost thereof, together with interest thereon at the rate specified in Section 17.18 hereof, shall immediately become due and payable as additional rent to Lessor.

7.  INSURANCE

     Lessee, at its sole cost and expense, shall, commencing on the date Lessee is given access to the premises for any purpose, and during the entire term hereof, procure, pay for and keep in full force and effect:

     71. Lessee's Liability Insurance. Comprehensive general liability insurance with respect to the Premises and the operations of or on behalf of Lessee in, on or about the Premises, but not limited to: personal injury, blanket contractual, owner's protective, broad form property damage liability coverage, host liquor liability and owned and non-owned automobile liability in an amount not less than $1,000,000 per occurrence, $2,000,000 general aggregate, per policy year. In addition, Lessee shall maintain for the Lease Term, such policies of product liability insurance as are readily available for Lessee's product lines at competitive, cost-effective rates and shall self-insure for those product lines for which such insurance is not available or not available at commercially reasonable rates. Each policy of insurance maintained by Lessee shall contain (i) severability of interest, (ii) cross liability, and (iii) an endorsement stating in substance that "Such insurance as is afforded by this policy for the benefit of Lessor shall be primary as respects any liability or claims arising out of the occupancy of the Premises by Lessee, or out of Lessee's operations, and any insurance carried by Lessor shall be excess and non-contributory."

     72.  Lessee's  Worker's Compensation  Insurance.   Worker's
Compensation coverage as required by law, together with  Employer
Liability coverage.

     73. Lessee's Fire and Extended Coverage Insurance. Insurance against fire, vandalism, malicious mischief and such other additional perils as now are or hereafter may be included in a standard "All Risks" coverage, insuring all improvements and betterments made to the Premises, Lessee's trade fixtures, furnishings, equipment, stock, loss of income or extra expense, and other items of personal property in an amount not less than 100% of replacement value. Such insurance shall contain (i) no coinsurance or contribution clauses, (ii) a Replacement Cost Endorsement, and (iii) deductible amounts acceptable to Lessor.

    74. Policy Requirements.

        7.4.1 All policies of insurance required to be carried by Lessee pursuant to these requirements shall be written by responsible insurance companies authorized to do business in the State of California. Any such insurance required by Lessee hereunder may be furnished by Lessee under any blanket policy carried by it or under a separate policy therefor. A true and exact copy of each paid up policy evidencing such insurance or a certificate of the insurer, certifying that such policy has been issued, providing the coverage required and containing the provisions specified herein, shall be delivered to Lessor prior to the date Lessee is given the right to possession of the Premises, and upon renewals, not less than thirty (30) days prior to the expiration of such coverage. Lessor may, at any time, and from time to time, inspect and/or copy any and all insurance policies required hereunder. In no event shall the then limits of any policy be considered as limiting the liability of Lessee under this Lease.

        7.4.2 Each policy evidencing insurance required to be carried by Lessee pursuant to these requirements shall contain, in form and substance satisfactory to Lessor: (i) a provision in all general liability policies including Lessor and any other parties in interest designated by Lessor as an additional insured; (ii) a waiver by Lessee's insurers of any right to subrogation against Lessor, its agents, employees and representatives which arises or might arise by reason of any payment under such policy or by reason of any act or omission of Lessor, its agents, employees or representatives; and (iii) a provision that the insurer will not cancel or materially change the coverage provided by such policy without first giving Lessor thirty (30) days prior written notice, if the same is reasonably available.

        7.4.3 The amounts of insurance and extent of coverage set forth in this Article 7 can be subject to periodic review and amendment, based either on the mutual agreement of Lessor and Lessee or, if Lessor and Lessee are unable to agree, on the determination of an insurance broker mutually agreeable to the parties.

     75. Lessor's Rights. If Lessee fails to procure, maintain and/or pay for at the times and for the durations specified in this Lease, the insurance required hereunder, or fails to carry insurance required by any governmental requirement, Lessor may (but without obligation to do so), and with twenty-four (24) hours advance notice to Lessee, perform such obligations on behalf or Lessee, and the cost thereof, together with interest thereon at the rate specified in Section 12.2.1 hereof, shall immediately become due and payable as additional rent to Lessor.

     76. Lessor's Insurance. Lessor shall be entitled to maintain during the term of this Lease such insurance against physical damage to the Building in an amount not less than one-hundred percent (100%) of replacement value of the Premises, and a policy of comprehensive excess liability insurance with a combined single limit in such amount as Lessor reasonably considers appropriate and Fire and Extended Coverage Insurance. Lessor may, but shall not be obliged to, take out and carry any other form or forms of Insurance as it or the mortgagees of Lessor may reasonably determine advisable, except that Lessor and Lessee agree that (a) Lessor shall not be obligated to obtain earthquake insurance for the Premises and (b) Lessee shall not be required to reimburse Lessor for premiums for other insurance which exceeds in nature, scope or amount of coverage insurance that is consistent with normal commercial practices. Notwithstanding any contributions by Lessee to the cost of insurance premiums, with respect to the Building or any alterations of the Premises, as may be provided herein, Lessee acknowledges that it has no right to receive any proceeds from any such insurance policies carried by Lessor.

     77. Indemnification. To the fullest extent permitted by law, Lessee shall defend, indemnify and hold harmless Lessor from and against any and all claims arising from Lessee's use of the Premises of the conduct of its business or from any activity, work, or thing done, permitted of suffered by Lessee, its agents, contractors, employees or invitees in or about the Premises or elsewhere, and shall further indemnify and hold harmless Lessor from and against any and all claims arising from any breach or default in the performance of any obligation on Lessee's part to be performed hereunder, or arising from any act, neglect, fault or omission of Lessee, or of its agents, employees, or invitees, and from and against all costs, attorney's fees, expenses and liabilities incurred in or about such claim or any action or proceeding brought thereon. In case any action or proceeding be brought against Lessor by reason of any such claim, Lessee, upon notice from Lessor, shall defend the same at Lessee's expense by counsel approved in writing by Lessor. Lessee, as a material part of the consideration to Lessor hereunder, hereby assumes all risk of damage to property or injury to persons in, upon or about the Premises from any cause whatsoever except that which is caused by the failure of Lessor to observe any of the terms and conditions of this Lease or, except as expressly waived by Lessee in this Lease, a duty imposed on Lessor by law, and Lessee hereby waives all its claims in respect thereof against Lessor, but nothing herein shall be construed to release Lessor from liability for damages caused by its fault or neglect and Lessee shall not be obligated to defend, indemnify and hold harmless Lessor from and against any claims attributable to Lessor's negligence or willful misconduct.

     78. Exemption of Lessor from Liability. Lessor shall not be liable for injury to Lessee's business or any loss of income therefrom or for damage to the property of Lessee, Lessee's employees, invitees, customers, or any other person in or about the Premises, nor shall Lessor by liable for injury to the person of Lessee, Lessee's employees, agents or contractors, whether such damage or injury is caused by or results from fire, explosion, falling plaster, electricity, gas, water or rain, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether such damage or injury results from conditions arising upon the Premises or upon other portions of the Building, or from other sources or places, and regardless or whether the cause of such damage or injury or the means of repairing the same in inaccessible. Lessor shall not be liable for incorporeal hereditament including interference or obstruction of light, air or view. Lessor shall not be liable for any damages arising from any act or neglect of any other tenant of the Building or the other portions of the Project or for nonperformance by such tenant of the Rules and Regulations affecting the Building which is beyond the reasonable ability of Lessor to control. Notwithstanding the foregoing Lessor shall be liable for damage or injury caused by Lessor's active negligence (whether act or omission) or willful misconduct.

8.  DAMAGE OR DESTRUCTION

    81. Partial Damage. If the Premises, or so much of the Building as to cause the Premises to be uninhabitable, are damaged by any casualty required to be insured against by Lessor, and the damage (exclusive of any property or improvements installed by Lessee in the Premises) can be repaired within nine (9) months from the receipt by Lessor of proceeds from insurance policies applicable to said casualty, utilizing only such proceeds, without the payment of overtime, Lessor shall at Lessor's expense repair such damage (exclusive of any property of Lessee or improvements installed by Lessee in the Premises) as soon as practicable and
this   Lease   shall   continue  in  full   force   and   effect.
Notwithstanding the foregoing, Lessor shall not be required to undertake such repair if (a) the remaining term of the Lease is less than three (3) years or (b) Lessor, for the remainder of the
Lease   Term,   either  (i)  provides  Lessee   with   comparable
alternative space at a cost that does not exceed the cost previously paid by Lessee under the Lease or (ii) makes provision
sufficient  to  assure  the  reimbursement  to  Lessee   of   the
additional rent which Lessee will incur above its cost under the Lease for comparable alternative space. Lessor shall not be required to undertake repairs resulting from any casualty for which Lessor is not obligated to maintain insurance, as provided in the Lease, or which cannot be repaired within nine (9) months from the receipt of the insurance proceeds. In such event, either party shall be entitled to terminate this Lease by giving written notice of termination to the other party.

    82. Damage Near End of Term. If the Premises, or so much of the Building as to cause the Premises to be uninhabitable, are damaged during the last nine (9) months of the term of this Lease or any renewal thereof, Lessor may, at Lessor's option, terminate this Lease as of the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage; provided, however, that if the term of this Lease has been extended for any reason whatsoever, Lessor's right to terminate this Lease shall only apply during the last nine (9) months of the then current term of this Lease.

    83. Abatement of Rent, Lessee's Remedies.

         8.3.1 If Lessor is obligated or elects to repair the Premises as provided above, the Base Rent payable for the period during which such repair continues shall be abated, in proportion to the degree to which Lessee's use of the Premises is impaired. Except for such abatement, if any, Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair or restoration.

         8.3.2 If Lessor is obligated or elects to repair the Premises provided above, but does not commence such repair within ninety
(90) days after such obligation shall accrue, subject to an extension or up to another sixty (60) days for delays beyond the reasonable control of Lessor, Lessee may, at Lessee's option, terminate this Lease by giving Lessor written notice of Lessee's election to do so at any time prior to the commencement of such repair or restoration, in which event this Lease shall terminate as of the date of such destruction.

     84. Insurance Proceeds Upon Termination. If this Lease is terminated pursuant to any right given Lessee or Lessor to do so under this Article 8, all insurance proceeds payable under
Section 7.6 with respect to the damage giving rise to such right of termination shall be paid to Lessor and any encumbrance of the Premises, as their interest may appear.

     85. Restoration. Lessor's obligation to restore shall not include the restoration or replacement of Lessee's furnishings, machinery, equipment, trade fixtures or other personal property or any improvements or alterations made by Lessee to the Premises.

9.   PERSONAL PROPERTY TAXES

     Lessee  shall  pay  prior to delinquency all  Real  Property
Taxes and other taxes assessed against, levied upon or attributable to its furnishings, machinery, equipment, trade fixtures or other personal property contained in the Premises or elsewhere, and, if required, all improvements to the Premises in excess of Lessor's "building standard" improvements, provided, however, that nothing contained herein shall, require Lessor to insure the accuracy of any segregation of the same for purposes of Section 3.4.2 hereof. When practicable, Lessee shall cause said furnishings, machinery, equipment, trade fixtures and all other personal property to be assessed and billed separately from the real property of Lessor.

10.   UTILITIES

     Lessee shall pay for all water, gas, heat, light, power, janitorial services and other utilities and services supplied to the Premises, together with any taxes thereon. If any such services are not separately metered or charged to Lessee, Lessee shall pay a pro rata proportion, as part of operating expenses, based on leasable area, of all charges jointly metered or charged with other premises. Lessor shall not be liable in damages or otherwise unless due to Lessor's active negligence (whether act or omission) for any failure or interruption of any utility services being furnished to the building and no such failure or interruption shall entitle Lessee to terminate this lease. In no event shall Lessor be liable for any such failure or interruption caused by the exercise of governmental authority, strikes, riots, acts of God, war, adverse weather conditions, fire, flood, or casualties or acts of third parties beyond Lessor's control. The operation and control of utilities, air conditioning and any other energy system is subject to compliance with any government authority governing the regulation and use of energy systems within the commercial office or industrial building structure. Lessee shall not subject any of the mechanical, electrical, plumbing, sewer or other utility or service systems or equipment to exercise or use which causes damage to said systems or equipment. Any such damages to equipment caused by Lessee overloading such equipment shall be rectified by Lessee, or may, at Lessor's option, be rectified by Lessor, at Lessee's sole cost and expense.

11.  ASSIGNMENT AND SUBLETTING

     111. Restrictions on Assignment. Lessee shall not voluntarily or by operation of law sublet, assign, transfer, mortgage or otherwise encumber, or grant concessions, licenses or franchises with respect to all or any part of Lessee's interest in this Lease or the Premises without the prior written consent of Lessor, which shall not be unreasonably withheld. Notwithstanding the foregoing, Lessee, without Lessor's consent, may assign or sublet its interest in this Lease or the Premises to an affiliate or subsidiary of Lessee, subject to the provisions of Section
11.3 hereof.

     112. Consents to Transfer of Lease.   If Lessee desires at
any time to assign this Lease or to sublet the Premises or any portion thereof in a transaction that is not exempt under Section 11.1, above, it shall first notify Lessor of its desire to do so and shall submit in writing to Lessor (i) the name of the proposed sublessee or assignee; (ii) the nature of the proposed sublessee or assignee; (iii) the nature of the proposed sublessee's or assignee's business to be carried on in the Premises; (iv) the terms and provisions of the proposed sublease or assignment; (v) such reasonable financial information as Lessor may request concerning the proposed sublessee or assignee, including, but not limited to a balance sheet as of a date within ninety (90) days of the request for Lessor's consent, statements of income or profit and loss for the two-year period preceding the request for Lessor's consent and a written statement in reasonable details as to the business experience of the proposed sublessee or assignee during the five (5) years preceding the request for Lessor's consent; and (vi) the name and address of sublessee's or assignee's present or previous landlord. Lessor may, as a condition to granting such consent, require that the obligations of any assignee which is a subsidiary or affiliate of another corporation be guaranteed by the parent or controlling corporation. Any sublease, license, concession, franchise or other permission to use the Premises shall be expressly subject and subordinate to all applicable terms and conditions of this Lease. Any purported or attempted assignment, transfer, mortgage, encumbrance, subletting, license, concession, franchise or other permission to use the Premises contrary to the provisions of this Section shall be void and, at the option of Lessor, shall terminate this Lease.

     113. Organizational Changes.  If Lessee is a corporation, any
transfer   of   its   stock,  or  any  dissolution,   merger   or
consolidation, which results in a change in the control of Lessee from the person or persons owning a majority of its voting stock immediately prior thereto, or the sale of other transfer of all or substantially all of the assets of Lessee, shall constitute an assignment of Lessee's interest in this Lease within the meaning of this Article 11 and the provisions requiring consent contained herein. Lessor may require as a condition to giving such consent that the new controlling person(s) execute a guaranty of this Lease. If Lessee is a corporation which, under then current
guidelines   published   by   the  California   Commissioner   of
Corporation, is not deemed to be a public corporation, the transfer, assignment or hypothecation of any interest in such corporation in the aggregate in excess of 25% (other than a transfer occurring by operation of law upon the death of the holder of such interest) shall be deemed an assignment within the provisions of this Article.

     114. Continuing Liability of Lessee. No subletting, assignment, license, concession, franchise or other permission to use the Premises shall relieve Lessee of its obligations to pay the rent or to perform all of the other obligations to be performed by Lessee hereunder. The acceptance of rent by Lessor from any other person shall not be deemed to be a waiver by Lessor of any provisions of this Lease.

     115. Options in Favor of Lessor. At any time within ten (10) days after Lessor's receipt of the information specified in
Section 11.2 above, Lessor may by written notice to Lessee  elect
(a) to sublease the Premises or the portion thereof so proposed to be subleased by Lessee, or to take an assignment of Lessee's leasehold estate hereunder, upon the same terms as those offered to the proposed sublessee or assignee, as the case may be; or (b) to terminate this Lease as to the portion (including all) of the Premises so proposed to be subleased or assigned, with a proportionate abatement in the rent payable hereunder; or (c) disapprove such assignment or subletting. If Lessor does not act within the ten (10) days, such failure to act is deemed a
disapproval   of  such  request  for  assignment  or  subletting.
Notwithstanding  the foregoing, the provisions  of  this  Section
11.5 shall not apply to any assignment of the Lease to an entity surviving any corporate reorganization of Lessee, provided that said entity has a net worth, as demonstrated by the provisions of such reasonable financial information as is set forth in Section 11.2(v) hereof, of not less than twenty (20) times the annual rent in effect on the date of assignment.

     116. Assumption by Assignee. Each assignee or transferee, other than Lessor, shall assume all obligations of Lessee under this Lease and shall be and remain liable jointly and severally with Lessee for the payment of the Base Rent and Additional Rent, and for the due performance of all the terms, covenants, conditions and agreements to be performed by Lessee hereunder; provided, however, that a transferee other than an assignee shall be liable to Lessor for rent only in the amount set forth in the assignment or transfer. No assignment shall be binding on Lessor unless such assignee or Lessee shall deliver to Lessor a counterpart of such assignment and an instrument in recordable form which contains a covenant of assumption by such assignee satisfactory in substance and form to Lessor, consistent with the requirements of this
Section 11.6, but the failure or refusal of such assignee to execute such instrument of assumption shall not release or discharge such assignee from its liability as set forth above.

     117. Lessor's Participation in Rental Overages. Consent by Lessor to any subletting or assignment shall be conditioned upon payment by Lessee to Lessor of one-half (1/2) of any Rental Overages (as hereafter defined) received, directly or indirectly, by Lessee on account of such assignment or subletting. Lessor's share of any such Rental Overages shall be paid to Lessor within ten (10) days after the receipt by Lessee of the consideration upon which such Rental Overages are based. Failure to pay Lessor its share of any Rental Overages, or any portion or installment thereof, shall be deemed to default under this lease, entitling Lessor to exercise all remedies available to it under law including, but not limited to, those specified in Article 12 of this lease. "Rental Overages" shall mean (a) in the case of a subletting, any net rental income (after deducting all broker fees and all other costs and expenses paid or incurred by Lessee in securing the sublease) paid or given, directly or indirectly, by the sublessee to Lessee pursuant to the sublease for the use of the Premises, or any portion thereof, over and above the rent and any additional rent, however denominated, in this Lease, payable by Lessee to Lessor for the use of the Premises (or portion thereof), prorating as appropriate the amount payable by Lessee to Lessor under this Lease if less than all of the Premises is sublet, and (b) in the case of an assignment or a sublease, any net payment (after deducting (i) all, brokers fees and (ii) all other costs and expenses, but not to exceed the sum of $10,000.00, paid or incurred by Lessee in securing the sublease) paid or given, directly or indirectly, by the sublessee or assignee to Lessee solely in exchange for entering into the sublease or assignment, but shall not include (a) reimbursement for any security deposit, (b) reimbursement of any improvements, fixtures or furnishings installed in the Premises by Lessee, (c) any amounts paid for the business or assets of Lessee, other than the leasehold estate, or (d) any payment for personal property of Lessee, including payments made for goodwill, going concern value or similar intangible personal property. As used herein, consideration shall include consideration in any form, including but not limited to, money, property, discounts, services, credits or any other item or thing of value. Irrespective of the form of such consideration, Lessor shall be entitled to be paid in cash in an amount equivalent to the aggregate of the cash portion of the Rental Overages and the value of any non-cash portion of the Rental Overages. If any Rental Overages are to be paid or given in installments, Lessee shall pay each such installment at the time the same is received by Lessee.

      118. Reimbursement of Costs and Fees. Lessee shall reimburse Lessor for Lessor's reasonable costs and attorneys' fees, in an amount not to exceed Two Thousand Dollars ($2,000.00), incurred in conjunction with the processing and documentation of any
assignment,   subletting,  transfer,  change  of   ownership   or
hypothecation of this Lease or Lessee's interest in the Premises.

12.  DEFAULTS: REMEDIES

     121. Default by Lessee. The occurrence of any one or more of the following events shall constitute a default of this Lease by
Lessee:

          12.1.1 The vacating or abandonment of the Premises by Lessee combined with the failure to pay rent;

          12.1.2 The failure of Lessee to make any payment of rent or any other payment required to be made by Lessee hereunder, as and when due, where such failure shall continue for a period of ten
(10)  days  after written notice thereof from Lessor  to  Lessee;
provided, however, that any such notice shall be in lieu of, and not in addition to, any notice required under California Code of Civil Procedure Section 1161;

          12.1.3 The failure by Lessee to observe or perform any of the covenants, conditions or provisions of this Lease (or the covenants, conditions and restrictions governing the Project) to be  observed  or  performed by Lessee, other  than  described  in
Section 12.1.2 hereof, where such failure shall continue for a period of thirty (30) days after written notice thereof from Lessor to Lessee, or for such lesser period as may be reasonable, taking in to account the matter complained of and the potential risk of damage or loss caused thereby (hereinafter the "cure period"); provided, however, than any such notice shall be in lieu  of,  and  not  in  addition to, any notice  required  under
California  Code  of  Civil  Procedure  Section  1161;   provided
further, that if the nature of Lessee's default is such that more than the default period is reasonably required for its cure, then Lessee shall not be deemed to be in default if Lessee commences such cure within the cure period and thereafter diligently prosecutes such cure to completion; or

          12.1.4 The making by Lessee of any general assignment or general arrangement for the benefit of creditors; the filing by or against  Lessee of a petition to have Lessee adjudged a  bankrupt or  a  petition for reorganization or arrangement under  any  law relating  to  bankruptcy (unless, in the case of a  petition  for
reorganization  or  arrangement  tinder  any  law   relating   to
bankruptcy (unless, in the case of a petition for against Lessee, the same is dismissed within sixty (60) days); the appointment of a trustee or receiver to take possession of substantially all of the Lessee's assets located at the Premises, or of Lessee's interest in this Lease, where possession is not restored to Lessee within thirty (30) days; or the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days.

     122.0 Remedies for Default of Lessee. In the event of any such default, Lessor may at any time thereafter, upon notice and demand and without limiting Lessor in the exercise of any other right or remedy which Lessor may have by reason of such default or breach:

          12.2.1 Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from
Lessee:

               1. The worth at the time of award of the unpaid rent which has been earned at the time of termination;

               2. The worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that Lessee proves could have been reasonably avoided;

               3. The worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that Lessee proves could be reasonably avoided; and

               4. Any other amount necessary to compensate Lessor for all the detriment proximately caused by Lessee's failure to perform its obligations under this Lease or which in the ordinary  course  of things  would be likely to result therefrom, including,  but  not limited  to;  the cost of recovering possession of the  Premises,
expenses   of   releasing  including  necessary  renovation   and
alteration of the Premises, reasonable attorneys' fees and any other reasonable cost. The "worth of the time of award" of the amounts referred to in subparagraphs (A) and (B) above shall be computed by allowing interest at five (5) percentage points above the discount rate of the Federal Reserve Bank of San Francisco at the time of the award. The worth at the time of award of the amount referred to in subparagraph (C) above shall be computed by discounting such amount at one (1) percentage point above such discount rate.

          12.2.2 Suspend or discontinue the services specified in Article 10 above, or any thereof, during the continuance of any such default and any such suspension or discontinuance shall not be deemed or construed to be an eviction or ejection of Lessee.

          12.2.3 Require Lessee to make payment of all rental obligations in cash or by certified cashiers check

          12.2.4 Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the State of California, including, but no limited to, the remedy provided in California
Civil Code Section 1951.4 to continue this Lease in effect.

     123. Default by Lessor.

          12.3.1 Lessor shall not be in material default of any of the obliga tions of Lessor under this Lease unless Lessor fails to perform such  obligations  within thirty (30) days after  written  notice thereof  from Lessee to Lessor, or such lesser period as  may  be reasonable, taking into account the matter complained of and  the potential risk of damage or loss caused thereby (hereinafter, the
"cure  period") . If the nature of Lessor's default is such  that it  cannot  be  promptly cured, Lessor shall not be  in  material default  if Lessor promptly commences such cure within such  cure
period   and  thereafter  diligently  prosecutes  the   same   to
completion. In the event of any such material default by Lessor, Lessee may pursue any remedy now or hereafter available to Lessee under the laws or judicial decisions of the State of California, except that Lessee shall not have the right to terminate this Lease except as expressly provided herein. Lessee waives except as herein provided, any Lessor obligations for tenantability of the Building or Premises.

          12.3.2 Lessee shall have the right to deduct from the rent the expenses of any commercially reasonable repairs to the Premises done by Lessee on Lessor's behalf, or commercially reasonable expenditures made by Lessee to cure material defaults by Lessor, only under the following circumstances:

               1. Lessor shall have committed a material default in the performance of its obligations under this Lease; and

               2. Lessee provides Lessor not less than three (3) working days'
prior   written  notice  of  Lessee's  intention  to   make   any
expenditure that Lessee proposes to make for the purpose of curing such default, unless the expenditure is for an emergency health and safety matter and it is not possible to give prior notice; and

               3. Lessee must have been denied reimbursement by its insurance carrier; and

               4. Lessor fails to reimburse Lessee within ten (10) days after Lessee makes written demand on Lessor for reimbursement of such expenditure, confirming the satisfaction of Items A-C above.

     124. Late Charges.   Lessee acknowledges that the late payment by
Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact
amount  of which will be extremely difficult to ascertain.   Such
costs include, but are not limited to, processing and accounting charges and late charges which may be imposed on Lessor by the terms of any mortgage or trust deed covering the Premises. Accordingly, if any installment of rent or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after the same is due, Lessee shall pay to Lessor a late charge equal to five percent (5%) of such overdue amount, except that no late charge shall be assessed for the first delinquency in any calendar year that exceeds ten (10) days
until   the   delinquency  exceeds  fifteen  (15)  days.   Lessee
acknowledges that such late charged represents a fair and reasonable estimate of the cost Lessor will incur by reason of a late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's default with
respect  to  such  overdue  amounts,  nor  prevent  Lessor   from
exercising   any  of  the  other  rights  and  remedies   granted
hereunder.

13.  CONDEMNATION OR RESTRICTION ON USE

     131. Eminent Domain. If the whole of the Premises or so much thereof as to render the balance unusable by Lessee shall be
taken   under   power  of  eminent  domain,  this   Lease   shall
automatically terminate as of the date of such condemnation, or as of the date possession is taken by the condemning authority,
whichever  is  earlier.   The balance of the  Premises  shall  be
deemed to be unusable if the taking constitutes an interference with Lessee's business such that Lessee's ability to conduct its business operations on the Premises in the same manner as they were conducted prior to the taking is substantially impaired. In any taking or condemnation, Lessee shall be entitled to receive the value, if any, of its leasehold interest; and any award made to Lessee for its relocation expenses, the taking of personal property and fixtures belonging to Lessee, the interruption of or damage to Lessee's business and/or for Lessee's unamortized cost
of   leasehold  improvements.  The  unamortized  portion  of  the
Lessee's  expenditures  for  improving  the  Premises  shall   be
determined by multiplying such expenditures by a fraction, the numerator of which shall be the number of years of the term of this Lease which shall not have expired at the time of such appropriation or taking, and the denominator of which shall be the number of years of the term of this Lease which shall not have expired at the time of improving the Premises. Lessee's right to receive compensation or damages for its fixtures and personal property shall not be affected in any manner thereby.

     132. Abatement of Rent. In the event of a partial taking which does not result in a termination of this Lease, Base Rent shall be abated in proportion to that part of the Premises so made unusable by Lessee.

     133. Temporary Taking. No temporary taking of the Premises and/or of Lessee's rights therein or under this Lease shall terminate this Lease or give Lessee any right to any abatement of Base Rent hereunder; and any award made to Lessee by reason of any such temporary taking shall belong entirely to Lessee and Lessor shall not be entitled to share therein. A temporary taking shall be defined as a taking which does not extend beyond a period of one (1) year in length.

     134. Voluntary Sale as Taking.   A voluntary sale by Lessor to
any  public  body  or agency having the power or eminent  domain,
either   under  threat  of  condemnation  or  while  condemnation
proceedings are pending, shall be deemed to be a taking under the power of eminent domain for the purpose of this Article 13.

14.  BROKERS

     141. Lessor acknowledges its obligation to pay a single commission to the broker(s) specified in Item 9 of the Basic
Lease Provisions, if any.

     142. Lessor represents and warrants that it has not engaged any
other   brokers  or  finders,  in  connection  with  the  origin,
negotiation, execution or performance of this Lease and agrees to indemnify, defend and hold harmless Lessee from any claims for compensation asserted by any person claiming an entitlement thereto on account of services rendered for or at the request of Lessor.

     143. Lessee represents and warrants that it has not engaged any
other   brokers  or  finders,  in  connection  with  the  origin,
negotiation, execution or performance of this Lease and agrees to indemnify, defend and hold harmless Lessor from any claims for compensation asserted by any person claiming an entitlement thereto on account of services rendered for or at the request of Lessee.

15.  LESSOR'S LIABILITY

     The term "Lessor" as used herein shall mean only the owner or owners at the time in question of the fee title or a Lessee's interest in a ground lease of the Building. In the event of any transfer of such title or interest, Lessor herein named (and in case of any subsequent transfers, the then grantor) shall be relieved from and after the date of such transfers, of all liability for Lessor's obligations thereafter to be performed; provided, however, that any funds in the hands of Lessor or the then grantor at the time of such transfer in which Lessee has an interest shall be delivered to the grantee, and provided that the grantee assumes in writing Lessor's obligations pursuant to this Lease. The obligations contained in this Lease to be performed by Lessor shall, subject as aforesaid, be binding on Lessor's successors and assigns only during their respective periods of ownership.

     Lessee agrees that, in the event of any default or breach by Lessor with respect to any of the terms of the Lease to be observed and performed by Lessor, (1) Lessee shall look solely to the then-current Lessor's interest in the Building for the satisfaction of Lessee's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Lessor; (2) no other property or assets of Lessor, its partners, shareholders, officers, directors, employees, investment advisors, or any successor in interest of any of them (collectively, the "Lessor Parties") shall be subject to levy, execution or other enforcement procedure for the satisfaction of Lessee's remedies; (3) no personal liability shall at any time be asserted or enforceable against the Lessor Parties; and (4) no judgment will be taken against Lessor Parties except as to their interest in the Building. The provisions of this section shall apply only to Lessor and the parties herein described, and shall not be for the benefit of any insurer nor any other third party.

16.  PARKING

     During the term of this Lease, Lessee shall have the right in common with other tenants of the Building (if any) and any adjacent buildings, to use the parking area available to tenants of the Building. Lessee's use of such parking facilities or that of its invitees shall be limited to two hundred ten (210) spaces, and shall be subject to such rules and regulations as may be established from time to time by Lessor for the effective use of such parking facilities. Such rules and regulations may include, but shall not be limited to: designation of specific areas for use by invitees of Lessee and Lessor; hours during which parking shall be available for use; parking attendants; a parking validation or other control system to prevent parking abuse; and such other matters affecting the parking operation to the end that said facilities shall be utilized to maximum efficiency and in the best interest of Lessor, Lessee and their respective invitees. Lessor may temporarily close any part of the Common Area for such periods of time as may be necessary to prevent the public from obtaining prescriptive rights or to make repair or alterations. Lessee's right to use any area for parking purposes shall be subject to restrictions or other limitations resulting from any laws, statutes, ordinances and governmental rules, regulations or requirements now in force or which may hereafter he in force, and no such event shall in any way affect this Lease, abate rent, relieve Lessee of any liabilities or obligations under this Lease or give rise to any claim whatsoever against Lessor; specifically Lessee's right to use any area for parking purposes shall be subject to any preferential parking program for participants in any ridesharing program established by the Lessor. If Lessor reasonably determines that Lessee is regularly using in excess of the number of parking spaces specified in Item 10 of the Basic Lease Provisions, Lessor may, in addition to any other remedy, impose a reasonable charge for such excess usage, payable by Lessee upon demand. Notwithstanding the above, Lessee shall be entitled to a total of thirty (30) parking spaces to be separately identified (at Lessee's sole cost and expense) as being reserved for Lessee's exclusive use in a location acceptable to Lessor).

17.  GENERAL PROVISIONS

     171. Estoppel Certificate.

           17.1.1 Either party shall at any time and from time to time upon not less than ten (10) days prior written notice from the other party  execute, acknowledge and deliver to Lessor a statement  in writing (i) certifying that this Lease is unmodified and in  full force  and  effect (or, if modified, stating the nature  of  such modification  and certifying that this Lease, as so modified,  is in  full  force and effect) and the date to which  the  rent  and other charges are paid in advance, if any, and (ii) acknowledging that  there are not, to such party's knowledge, uncured  defaults on  the  part of the other party, or specifying such defaults  if any  are  claimed. Any such statement may be conclusively  relied
upon  by  any  prospective  purchaser  or  encumbrancer  of   the
Premises.

           17.1.2 Lessee's failure to deliver such statement within such time shall be conclusive upon Lessee that (i) this Lease is in full
force   and  effect  without  modification  except  as   may   be
represented by Lessor, (ii) there are no uncured defaults in Lessor's performance and (iii) not more than one month's Base
Rent or Additional Rent has been paid in advance.

           17.1.3 If Lessor desires to finance or refinance the Premises, or any part thereof, lessee shall deliver to any lender designated by Lessor such public financial statements of Lessee as may be reasonably required by such lender.

     172. Severability. The invalidity of any provision of this Lease as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

     173. Time of Essence. Time is of the essence in the performance of all terms and conditions of this Lease in which time is an element.

     174. Captions.   Article and Section captions have been inserted
solely as a matter of convenience and such captions in no way define or limit the scope or intent of any provision of this Lease.

     175. Notices.   All notices and demands of any kind which any
party may be required or desires to serve upon the other parties under the terms of this Agreement shall be in writing, and shall be served upon the other parties at the addresses set forth beside their names. These addresses may be changed by a written notice given in accordance with this Section 17.5.

     Notices may be sent only by the following means: personal delivery; United States mail, registered or certified, return receipt requested; telephonic facsimile process; or United States Postal Service Express Mail, private courier, or private mail service.

     Notices shall be effective only as follow: (i) if personally delivered, upon actual delivery during normal working hours of the party to whom notice is given, (ii) if delivered by United States mail, certified or registered mail (return receipt requested), then upon actual delivery as is shown by return receipt, (iii) if delivered by telephonic facsimile process then upon actual receipt by the party to whom notice is given, with a confirmation copy sent by United States mail (iv) if delivered by United States Postal Service Express Mail, by private courier, or by private mail service, then upon actual receipt during normal business hours of the party to whom notice is given. No notice shall be effective except as delivered in a manner prescribed in this Section 17.5.

     176. Waivers. No waiver of any provisions hereof shall be deemed a waiver of any other provision hereof. Consent to or approval of any act by one of the parties hereto shall not be deemed to render unnecessary the obtaining of such party's consent to or approval of any subsequent act. The acceptance of rent hereunder by Lessor shall not be a waiver of any preceding breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted, regardless of Lessor's knowledge of such preceding breach at the time of acceptance of such rent.

     177. Holding Over. If Lessee holds over after the expiration or earlier termination of the term hereof without the express written consent of Lessor, Lessee shall become a tenant at sufferance only at a rate one hundred twenty-five percent (125%)
of the Base Rent for the space in effect upon the date of such expiration or earlier termination (subject to amendment as provided in Article 3 hereof and prorated on a daily basis), and
otherwise  upon  the  terms,  covenants  and  conditions   herein
specified, so far as applicable. Acceptance by Lessor of Base Rent after such expiration or earlier termination shall not constitute a consent to a holdover hereunder or result in a renewal. The foregoing provisions of this Section are in addition to and do not affect Lessor's right of re-entry or any other rights of lessor hereunder or as otherwise provided by law.

     178. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

     179. Inurement. Subject to any provisions hereof restricting assignment or subletting by Lessee and subject to the provisions of Article 15 hereof, the terms and conditions contained in this Lease shall bind the parties, their personal representatives, successors and assigns.

     1710. Choice of Law. This lease shall be governed by the laws of the State of California.

     1711. Subordination. This Lease shall, at Lessor's option, be either superior or subordinate to mortgages or deeds of trust on the Premises, whether now existing or hereinafter created. Lessee shall, upon written demand by Lessor, execute such instruments as may be required from time to time to subordinate the rights and interest of Lessee under this Lease to the lien of any mortgage or deed of trust on the Building. Notwithstanding any such subordination, so long as Lessee is not in default hereunder, this Lease shall not be terminated or Lessee's quiet enjoyment of the Premises disturbed in the event such mortgage or deed of trust is foreclosed. In the event of such foreclosure, Lessee shall thereupon become a Lessee of, and attorn to, the successor-in-interest to Lessor on the same terms and conditions as are contained in this Lease.

     1712. Attorneys' Fees.   If either party hereto brings an action
to enforce the terms hereof or declare the rights of the parties hereunder, the prevailing party in any such action, on trial or appeal, shall be entitled to recover from the other party the reasonable costs and attorneys' fees incurred in connection with such action. For purposes of this provision, in any action or proceeding instituted by a party based upon any default or alleged default by the other party hereunder, a party shall be deemed the prevailing party if (i) judgment is entered in favor of such party or (ii) prior to trial or judgment the other party shall pay all or any portion of the rent and charges claimed by such party, eliminate the condition(s) , cease the act(s) or
otherwise  cure  the  omission(s)  claimed  by  such   party   to
constitute a default by the other party hereunder. Any expenses incurred in collecting sums due, whether action is brought or not, and any attorneys' fees incurred in collecting payment will be charged to the losing party.

     1713. Lessor's Access.   Lessor and Lessor's agents shall have the
right  to enter the Premises at reasonable times for the  purpose
of   inspecting  the  same,  showing  the  same  to   prospective
purchasers, lessees, or lenders, and making such alterations, repairs, improvements or additions to the Premises or to the Building as Lessor may deem necessary or desirable. Lessor may at any time place on or about the Building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred eighty (180) days of the term hereof place on or about the Building any ordinary "For Sale", "For Lease" or similar signs, all without rebate of rent or liability to Lessee.

     1714. Corporate Authority.  If Lessee is a corporation, Lessee
shall,   at   Lessor's  request,  require  that  each  individual
executing this Lease on behalf of said corporation represent and warrant that he is duly authorized to execute and deliver this Lease on behalf of said corporation in accordance with a duly adopted resolution of the Board of Directors of said corporation or in accordance with the By-Laws of said corporation, and that this Lease is binding upon said corporation in accordance with its terms. Lessee shall also, at Lessor's request, within thirty
(30) days after execution of this Lease, deliver to Lessor a certified copy of a resolution of the Board of Directors of said corporation authorizing or ratifying the execution of this Lease.

     1715. Surrender or Cancellation. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, shall not work a merger, and shall terminate all or any existing subleases, unless Lessor elects to treat such surrender or cancellation as an assignment to Lessor of any or all of such subleases.

     1716. Entire Agreement.

           17.16.1 This Lease, the Exhibits hereto which by this reference are incorporated herein as though set forth in full herein, and the
Development Agreement covers in full each and every agreement  of every  kind  or  nature  whatsoever between  the  parties  hereto concerning  the  Premises and the Building, and  all  preliminary negotiations  and  agreements of whatsoever kind  or  nature  are merged  herein.  Lessor has made no representations  or  promises whatsoever with respect to the Premises or the Building,  or  the design  configuration  of  the Project,  except  those  contained herein, and no other person, firm or corporation has at any  time had  any  authority  from Lessor to make any  representations  or promises  on  behalf  of Lessor. If any such  representations  or promises have been made by others, Lessee hereby waives all right to  rely thereon.  Lessee has made no representations or promises whatsoever concerning its use or enjoyment of the Premises or the
Building except those contained herein, and no other person, firm or  corporation  has at any time had any authority  to  make  any
representations  or promises on behalf of Lessee.   If  any  such
representations or promises have been made by others, Lessor hereby waives all right to rely thereon. No verbal agreement or implied covenant shall be held to vary the provisions hereof, any statute, law or custom to the contrary notwithstanding.

           17.16.2 Except as otherwise provided herein, nothing expressed or implied herein is intended or shall be construed to confer upon or grant any person any rights or remedies under or by reason of any term or condition contained in this Lease.

     1717. Signs. No sign, placard, picture, advertisement, name or notice shall be inscribed, displayed, printed or affixed to or near any part of the outside or inside of the Building without the written consent of Lessor first had and obtained and without full compliance with all governmental requirements. Lessor shall have the right to remove any non-complying sign, placard, picture, advertisement, name or notice without notice to and at the expense of Lessee. All approved signs shall be installed at Lessee's sole cost and expense. Lessee further agrees to maintain any such approved signs, as may be approved by Lessor, in good condition and repair at all times. Lessee shall not place any sign on a vehicle or movable or non-movable object in or on street adjacent to the Project. Lessor further agrees that:

           17.17.1 Signs approved by Lessor for future tenants of the project shall not be superior in size, placement or quality to those signs approved by Lessor for Lessee.

           17.17.2 Lessee shall have exclusive signage rights on the facade of the Building, except that Lessor may install a smaller additional sign of a lesser nature on the lower portion of the facade of the Building provided that (a) such smaller additional sign satisfies all applicable codes and ordinances and (b) does not jeopardize the right of Lessee to have its name prominently displayed on the facade of the Building.

           17.17.3 The name "Mentor Corporation" shall be displayed alone in the upper-most position on all monument signs for the Building in lettering no smaller than that employed to identify any other tenants of the Building. Lessee shall pay its pro rata share of the cost of any monument sign based upon its share of the total sign area.

     1718. Interest on Past Due Obligations. Any amount due from Lessee to Lessor hereunder which is not paid when due shall bear interest at five (5) percentage points above the discount rate of the Federal Reserve Bank of San Francisco at the time of the award or the maximum allowable under the law, whichever is greater, from the date due until paid, but the payment of such interest shall not excuse or cure any default by Lessee. Interest will accrue from and after the date on which a late charge payment first becomes payable or, if there is no late charge payment, from and after ten (10) working days from and after the date on which the payment first becomes due.

     1719. Gender; Number. Whenever the context of this Lease requires, the masculine gender includes the feminine or neuter, and the singular number includes the plural.

     1720. Recording of Lease. Lessee shall not record this Lease without the express written consent of Lessor. If such permission is granted, at the expiration or sooner termination of this Lease, Lessee shall execute, acknowledge and deliver to Lessor, within ten (10) days after written demand from Lessor, any quit claim deed or other document reasonably required by any reputable title company to remove the cloud of this Lease from the title of the real property subject to the Lease.

     1721. Waiver of Subrogation. Lessee and Lessor each hereby release and waive any and all rights of recovery against the other, or against the officers, employees, and agents and representatives of the other, for loss of or any damage to such waiving party or its property or the property of others under its control to the extent that such loss or damage is insured against under any valid and collectible insurance policy in force at the time of such loss or damages. Lessee shall, upon obtaining the policies of insurance required hereunder, give notice to the insurance carrier or carriers that the foregoing mutual waiver of subrogation is contained in this Lease.

     1722. Confidentiality of Lease. Lessee acknowledges and agrees that the terms of this Lease are confidential and constitute proprietary information of Lessor. Disclosure of the terms hereof could adversely affect the ability of Lessor to negotiate other leases with respect to the Building and impair Lessor's relation ship with other tenants of the Building. Lessee agrees that it, its partners, officers, directors, employees and attorneys, shall not disclose the terms and conditions of this Lease to any other person known by Lessee to be a tenant or prospective tenant of the Building or Premises without the prior written consent of Lessor. It is understood and agreed that damages would be an inadequate remedy for the breach of this provision by Lessee, and Lessor shall have the right to specific performance of this provision and to injunctive relief to prevent its breach or continued breach.

           Lessor agrees to keep the terms and provisions of this Lease confidential except as may be required in connection with the development, construction, improvement, financing, refinancing, sale or exchange of the Building and the Project.

     1723. Quiet Enjoyment. Provided Lessee has performed all of the terms, covenants, agreements and conditions of this Lease, including the payment of rent and all other sums due hereunder, Lessee shall peaceably and quietly hold and enjoy the Premises for the term hereof, but subject to the provisions and conditions of this Lease against Lessor and all persons claiming by, through or under Lessor. Lessee's right to use the Premises and the Common Area as herein provided shall be subject to restrictions or other limitations or prohibitions resulting from any laws, statutes, ordinances and governmental rules, regulations or requirements now in force or which may hereafter be in force and no such event shall in any way affect this Lease, abate rent, relieve Lessee of any liabilities or obligations under this Lease or give rise to any claim whatsoever against Lessor.

     1724. Window Coverage.   Lessor shall select a standard miniblind
type and color for all windows to be covered by Lessee. No window covering, including but not limited to coatings or draperies, shall be used by Lessee without Lessor's written approval.

     1725. Materials Storage Restrictions.   Lessee agrees to conduct
its  business so as not to violate or exceed the design standards
of   the   fire  protection  system  or  any  insurance  policies
maintained by Lessor pursuant to Article 7.

     1726. No Agency.   Neither party is the agent or partner of the
other, and the legal relationship between the parties hereto shall be governed solely by the terms of this lease when duly executed by both parties with respect to the transactions contemplated hereby.

     1727. Force Majeure. Notwithstanding any of the items set forth above, Lessor shall bear no liability, of whatever kind, to Lessee if, despite Lessor's exercise of due diligence, Lessor's carrying out of its obligations as defined herein is prevented or delayed by legal action nor by the exercise of governmental authority, whether Federal, State, County, or other or by force majeure, strikes, riots, acts of God, war, adverse weather conditions, fire, unavoidable casualties, or acts of third parties beyond Lessor's control.

     1728. Building Name.   Lessor agrees that the Project within which
the  Premises  are  located  will be  named  the  "Santa  Barbara
Corporate Center" and will not be "Hollister Corporate Center" or any other name containing the word "Hollister."

     1729. Assignment by Lessor.   Lessor shall be entitled to assign
this Lease (or an interest therein) to any person who acquires title to (or an undivided interest in) the fee ownership of the Property provided that such assignee assumes and agrees in writing to be bound by the obligations of the Lessor named in this Lease from and after the effective date of such assignment. Lessor and its assignee shall give written notice of any such assignment, together with a copy of the assignment and assumption agreement, to Lessee promptly after the assignment has occurred.

     1730. Facsimile Signatures. The parties (a) have each agreed to permit the use, from time to time and where appropriate, of telecopied signatures to expedite the transaction contemplated by this Lease; (b) each intend to be bound by his, her, or its respective telecopied signature; (c) are each aware that the others will rely on the telecopied signature; and (d) each
acknowledge  such  reliance  and  waive  any  defenses   to   the
enforcement   of   the   documents  effecting   the   transaction
contemplated by this Lease based on a telecopied signature.

EXHIBITS

                    A    -    Building

                    B    -    Project

                    C    -    Rules and Regulations

Submission of this instrument for examination or signature by the Lessee does not constitute a reservation of or option for space and it is not effective as a lease or otherwise until execution by both the Lessee and the Lessor.

     IN WITNESS WHEREOF, the parties hereto have executed this Lease, consisting of the foregoing Basic Lease Provisions, Articles 1 through 17 which follow, and any attached Exhibits or Addendums, as of the date first above written.


                         LESSOR:

Date: August 19, 1998    SANTA BARBARA CORPORATE CENTER, LLC,
                         a California limited liability company


                         By:  /s/JEFFREY C. BERMANT
                              Jeffrey C. Bermant, Manager

                         Address:

                         5383 Hollister Avenue, Suite 150
                         Santa Barbara, California 93111


                         LESSEE:

Date: August 19, 1998    MENTOR CORPORATION, a Minnesota
                         corporation


                         By: /s/GARY E. MISTLIN
                             Senior Vice President
                             Chief Financial Officer & Treasurer

                         Address:

                         5425 Hollister Avenue
                         Santa Barbara, California 93111

Exhibit 10(p)

                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated December 1, 1998, is between MENTOR Corporation ("COMPANY"), with its executive offices at 5425 Hollister Avenue, Santa Barbara, California 93111 and TREVOR M. PRITCHARD ("EMPLOYEE") of 17014 Kimwood Court,
Chesterfield, Missouri, 63005.

RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, which will be used in advancing COMPANY's interests. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the global sales, marketing and distribution operations of COMPANY, upon the terms and conditions set forth in this Agreement.

     AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1 Company shall employ EMPLOYEE as President, Mentor Medical, Inc. ("MMI"), a wholly-owned subsidiary of COMPANY. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY. To the extent that they do not reduce the scope of the responsibilities described above, EMPLOYEE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and EMPLOYEE's skills as determined by COMPANY. These duties shall hereinafter be referred to as "Services." EMPLOYEE shall report directly to the President and Chief Operating Officer of Mentor Corporation.

          1.1.2 As President of MMI, EMPLOYEE shall also be an officer of COMPANY and shall serve in such capacity without further compensation. In the event that EMPLOYEE shall from time to time serve COMPANY or MMI as a director or shall serve in any other office during the term of this Agreement, EMPLOYEE shall serve in such capacities without further compensation. If EMPLOYEE is, for any reason, removed as an officer or director of either COMPANY or MMI by the Board of Directors of COMPANY or MMI, such removal shall be without prejudice to EMPLOYEE's contractual rights under this Agreement.

          1.1.3. EMPLOYEE shall devote his entire working time, attention, and energies to the business of COMPANY, and shall not, during the term of this Agreement, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage, without the prior written consent of the Board of Directors of COMPANY. This shall not be construed as preventing EMPLOYEE from investing his assets in a form or manner that does not require any services on the part of EMPLOYEE in the operation or affairs of the entities in which such investments are made, or from engaging in such civic, charitable, religious, or political activities that do not interfere with the performance of EMPLOYEE's duties hereunder.

     1.2 Location. EMPLOYEE shall be based in and shall render services for COMPANY primarily in Santa Barbara, California, but EMPLOYEE shall undertake such travel as is necessary or advisable for the effective performance of the duties of the position.

     1.3 Best Abilities. EMPLOYEE shall serve COMPANY faithfully and to the best of EMPLOYEE's ability. EMPLOYEE shall use EMPLOYEE's best abilities to perform the Services. Employee shall act at all times according to what EMPLOYEE reasonably believes is in the best interests of COMPANY.

     1.4 Corporate Authority. Employee, as an executive officer, shall comply with all laws and regulations applicable to EMPLOYEE as a result of this Agreement including, but not limited to, the Securities Act of 1933 and Securities Act of 1934. Prior to the execution of this Agreement, EMPLOYEE has received and reviewed COMPANY's Policies and Procedures and COMPANY's Employee Handbook. EMPLOYEE shall comply with COMPANY's Policies and Procedures, and practices now in effect or as later amended or adopted by COMPANY, as required of similarly-situated executives of COMPANY.

2.   TERM

     This Agreement shall commence upon the execution of this Agreement and shall continue until terminated as provided in
Section 4 of this Agreement.

3.   COMPENSATION AND BENEFITS

     3.1 Compensation. EMPLOYEE's total compensation consists of base salary, bonus potential, stock options, and medical and other benefits generally provided to employees of COMPANY. Any compensation paid to EMPLOYEE shall be pursuant to COMPANY's policies and practices for exempt employees and shall be subject to all applicable laws and requirements regarding the withholding of federal, state and/or local taxes. Compensation provided in this Agreement is full payment for Services and EMPLOYEE shall receive no additional compensation for extraordinary services unless otherwise authorized. EMPLOYEE's entire compensation package will be reviewed annually by the Compensation Committee of the Board of Directors, a practice which is consistent with COMPANY's Executive Compensation Program.

          3.1.1  Base Compensation.  COMPANY agrees to pay
          EMPLOYEE an annualized base salary of Two Hundred Forty
          Thousand Dollars ($240,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.2 Cash Incentive Bonus. EMPLOYEE shall be eligible for a cash incentive bonus, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to EMPLOYEE only if EMPLOYEE is employed with COMPANY on the last day of the fiscal year for
          which the cash incentive bonus is calculated.   For the
          fiscal year ending March 31, 1999, EMPLOYEE will receive a pro-rated share (approximately 33-1/3 %) of a cash incentive bonus of fifty percent (50%) of base salary calculated on a fiscal year basis, or Forty Thousand Dollars ($40,000).

          3.1.3 Stock Options. EMPLOYEE shall be granted an option for Forty-Five Thousand (45,000) shares of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant at the rate of twenty-five percent (25%) per year. Options are exercisable for a period of ten (10) years after vesting and shall be exercised in accordance with the Mentor Corporation 1991 Stock Option Plan ("Plan"), as amended from time to time. EMPLOYEE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement. This provision is subject to applicable state and federal securities laws. Based upon satisfactory performance, under the Plan, COMPANY expects that EMPLOYEE will qualify for additional grants of options to acquire common stock of COMPANY in the April-May 1999 time frame, subject to determination by the Board of Directors, of an amount which is consistent with COMPANY's Executive Compensation Program. Subsequent grants, if any, shall also be subject to performance considerations as well as the determination of the Board of Directors.

     3.2 Relocation Expenses. COMPANY shall reimburse EMPLOYEE for relocation expenses, whether or not deductible pursuant to federal, state and local tax laws. Relocation expenses shall be limited to reasonable expenses for real estate commissions incurred upon the sale of EMPLOYEE's primary residence, house-hunting trips, physical moving expenses (once upon movement into temporary housing, if necessary, and once upon movement into permanent housing), closing costs and fees not to exceed two (2.0) mortgage points, temporary living expenses of up to Thirty-Five Hundred Dollars ($3,500.00) per month in the Santa Barbara area, including commuting trips until Employee and his family complete a physical relocation to a permanent residence in the Santa Barbara, California area, and other reasonable out-of-pocket expenses (other than home decorating expenses, differences in mortgage rates, costs of comparable housing, etc.). COMPANY will reimburse EMPLOYEE for federal and state income taxes EMPLOYEE would not otherwise have incurred attributable to the receipt of Relocation Expenses as provided in this Section (generally referred to as reimbursement on a "gross-up" basis). All reimbursements of relocation expenses as provided hereunder shall be subject to EMPLOYEE providing appropriate documentation of such expenses.

     3.3 Business Expenses. COMPANY shall reimburse EMPLOYEE for business expenses reasonably incurred in performing
     Services according to COMPANY's Expense Reimbursement
     Policy.

     3.4 Additional Benefits. COMPANY shall provide EMPLOYEE those additional benefits normally granted by COMPANY to its employees subject to eligibility requirements applicable to each benefit. COMPANY has no obligation to provide any other benefits unless provided for in this Agreement. Currently COMPANY provides major medical and dental benefits and eligibility to participate in COMPANY's 401(k) plan.

     3.5 Vacation. Employee shall accrue vacation equal to fifteen (15) days per year during the first five (5) years of service, at the rate of 1.25 days per month. Thereafter, vacation will accrue at twenty (20) days per year, at the rate of approximately 1.67 days per month. The time or times for such vacation shall be selected by Employee and approved by the Chairman of the Board of Directors of COMPANY.

     3.6 Automobile Expense. COMPANY will permit EMPLOYEE to select a business automobile (four-door sedan) for lease by COMPANY for which COMPANY will make lease payments of up to Seven Hundred Fifty Dollars ($750.00) per month. COMPANY shall pay applicable taxes on the automobile and shall obtain motor vehicle insurance in an amount it deems reasonable in its sole discretion. EMPLOYEE may obtain additional liability insurance at his own expense if he so chooses.


4.  TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the employment relationship between COMPANY and EMPLOYEE may be terminated as follows:

          4.1.1  Death.  This Agreement shall terminate upon
          EMPLOYEE's death, effective as of the date of EMPLOYEE's death.

          4.1.2 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to EMPLOYEE's Disability if EMPLOYEE is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for forty-five (45) consecutive days, or is unable or shall have failed to perform the Services for a total period of sixty (60) days within a twelve (12) month period, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of EMPLOYEE's Disability, COMPANY shall resume compensation payments when EMPLOYEE resumes performance of the Services. If COMPANY elects to terminate this Agreement due to EMPLOYEE's Disability, it must first give EMPLOYEE three (3) days advance written notice.

          4.1.3 Discontinuance Of Business. If COMPANY discontinues operating its business, this Agreement shall terminate as of the last day of the month on which COMPANY ceases its entire operations with the same effect as if that last date were originally established as termination date of this Agreement.

          4.1.4 For Cause. COMPANY may terminate this Agreement without advance notice for Cause. For the purpose of this Agreement, "Cause" shall mean any failure to comply in any material respect with this Agreement or any Agreement incorporated herein; personal or professional misconduct by EMPLOYEE (including, but not limited to, criminal activity or gross or willful neglect of duty); breach of EMPLOYEE's fiduciary duty to MMI and/or COMPANY; conduct which threatens public health or safety, or threatens to do immediate or substantial harm to MMI's and/or COMPANY's business or reputation; or any other misconduct, deficiency, failure of performance, breach or default, reasonably capable of being remedied or corrected by EMPLOYEE. To the extent that a breach pursuant to this Section 4.1.4 is curable by EMPLOYEE without harm to MMI and/or COMPANY and/or either of their reputations, COMPANY shall, instead of immediately terminating EMPLOYEE pursuant to this Agreement, provide EMPLOYEE with notice of such breach, specifying the actions required to cure such breach, and EMPLOYEE shall have ten (10) days to cure such breach by performing the actions so specified. If EMPLOYEE fails to cure such breach within the ten (10) day period, COMPANY may terminate this Agreement without further notice. COMPANY's exercise of its right to terminate under this section shall be without prejudice to any other remedy to which COMPANY may be entitled at law, in equity, or under this Agreement.

          4.1.5. For Convenience Of Party. This Agreement and employment relationship is terminable by either party, for convenience, with or without cause, at any time upon thirty (30) days' advance written notice to the other party. If COMPANY terminates this Agreement for convenience prior to December 1, 1999, COMPANY shall pay EMPLOYEE the base compensation to which he would have been entitled if he had remained employed until December 1, 1999, less applicable withholdings.

     4.2  EMPLOYEE's Rights Upon Termination

          4.2.1 Death or Disability.   Upon termination of this
          Agreement because of death or Disability of EMPLOYEE pursuant to Sections 4.1.1 or 4.1.2 above, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE's estate or designated beneficiary any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of EMPLOYEE's death or termination due to Disability.

          4.2.2 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of termination of this Agreement.
          4.2.3 Termination With Cause. Upon termination of EMPLOYEE's employment for Cause pursuant to Section 4.1.4, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to
          EMPLOYEE:

               i. Any compensation and reimbursable expenses owed to EMPLOYEE by COMPANY through the termination date, less applicable withholdings;
               and

               ii. Severance compensation as provided for in COMPANY's Severance Policy, if any, less applicable withholdings.

          4.2.4  Termination Without Cause.  Upon termination of
          EMPLOYEE's employment by COMPANY without cause pursuant to Section 4.1.5, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               i. Any compensation and reimbursable expenses owed by COMPANY to EMPLOYEE through the termination date, less applicable withholdings;

               ii. A pro-rated share of the cash incentive bonus that would be due to EMPLOYEE if EMPLOYEE had remained employed with COMPANY through the last day of the fiscal year for which the cash incentive bonus is calculated, less applicable withholdings; and

               iii. Severance compensation totaling twelve (12) months base pay, determined at EMPLOYEE's then-current rate of base pay. In consideration for this severance compensation, EMPLOYEE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint venturers, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which EMPLOYEE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. '' 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. '' 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. ''
                623, et seq., the Worker Adjustment and
               Retraining Notification Act, 29 U.S.C. '' 2101, et seq., and the California Fair Employment and Housing Act, Cal. Gov't Code '' 12940, et seq. EMPLOYEE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS
               WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
               TO EXIST IN HIS FAVOR AT THE TIME OF
               EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
               MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
               WITH THE DEBTOR.

               EMPLOYEE expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. EMPLOYEE acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release. EMPLOYEE further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

               Severance compensation pursuant to this paragraph shall be in lieu of any other severance benefit to which EMPLOYEE would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement. Severance compensation shall be paid upon termination of EMPLOYEE's employment and in one lump sum payment at the date of termination, less applicable withholdings.

     4.3  Resignation From Board.  Upon termination of this
     Agreement, EMPLOYEE shall immediately submit his written resignation from any Board positions to which he has been appointed or elected.
5.   REPRESENTATIONS AND WARRANTIES

     5.1 Representations of EMPLOYEE. EMPLOYEE represents and warrants that EMPLOYEE has all right, power, authority and capacity, and is free to enter into this Agreement; that by doing so, EMPLOYEE will not violate or interfere with the rights of any other person or entity; and that EMPLOYEE is not subject to any contract, understanding or obligation that will or might prevent, interfere with or impair the performance of this Agreement by EMPLOYEE. EMPLOYEE shall indemnify and hold COMPANY harmless with respect to any losses, liabilities, demands, claims, fees, expenses, damages and costs (including attorneys' fees and court costs) resulting from or arising out of any claim or action based upon EMPLOYEE's entering into this Agreement.

     5.2 Representations of COMPANY. COMPANY represents and warrants that it has all right, power and authority, without the consent of any other person, to execute and deliver, and perform its obligations under, this Agreement. All corporate and other actions required to be taken by COMPANY to authorize the execution, delivery and performance of this Agreement and the consummation of all transactions contemplated hereby have been duly and properly taken. This Agreement is the lawful, valid and legally binding obligation of COMPANY enforceable in accordance with its terms.

     5.3 Materiality of Representations. The representations, warranties and covenants set forth in this Agreement shall be deemed to be material and to have been relied upon by the parties hereto.


6.   COVENANTS

     6.1 Nondisclosure and Invention Assignment. EMPLOYEE acknowledges that, as a result of performing the Services, EMPLOYEE shall have access to confidential and sensitive information concerning COMPANY's business including, but not limited to, their business operations, sales and marketing data, and manufacturing processes. EMPLOYEE also acknowledges that in the course of performing the Services, EMPLOYEE may develop new product ideas or inventions as a result of COMPANY's information. Accordingly, to preserve COMPANY's confidential information and to assure it the full benefit of that information, EMPLOYEE shall, as a condition of employment with COMPANY, execute COMPANY's standard form of Employee Confidentiality Agreement attached hereto as Exhibit A, and execute updated versions of the Employee Confidentiality Agreement as it may be modified from time to time by COMPANY and as may be required of similarly-situated executives of COMPANY. The Employee Confidentiality Agreement is incorporated herein by this reference. EMPLOYEE's obligations under the Employee Confidentiality Agreement continue beyond the termination of this Agreement.

     6.2 Covenant Not to Compete. In addition to the provisions of the Employee Confidentiality Agreement, EMPLOYEE shall abide by the following covenant not to compete if COMPANY, at its option upon the termination of this Agreement (regardless of the reason for the termination), exercises this Covenant Not to Compete. COMPANY shall notify EMPLOYEE within ten (10) days of termination of this Agreement of its intention to exercise this option and make an additional payment to EMPLOYEE of six (6) months' base pay determined at EMPLOYEE's last rate of pay with COMPANY. EMPLOYEE agrees that for a period of one (1) year following the termination of this Agreement, he shall not directly or indirectly for EMPLOYEE, or as a member of a partnership, or as an officer, director, stockholder, employee, or representative of any other entity or individual, engage, directly or indirectly, in any business activity which is the same or similar to work engaged in by EMPLOYEE on behalf of COMPANY within the same geographic territory as EMPLOYEE's work for COMPANY and which is directly competitive with the business conducted or to EMPLOYEE's knowledge, contemplated by COMPANY at the time of termination of this Agreement, as defined in the Employee Confidentiality Agreement incorporated into this Agreement by reference. EMPLOYEE may accept employment with an entity competing with COMPANY only if the business of that entity is diversified and EMPLOYEE is employed solely with respect to a separately-managed and separately-operated part of that entity's business that does not compete with COMPANY. Prior to accepting such employment, EMPLOYEE and the prospective employer entity shall provide COMPANY with written assurances reasonably satisfactory to COMPANY that EMPLOYEE will not render services directly or indirectly to any part of that entity's business that competes with the business of COMPANY.

     6.3 Covenant to Deliver Records. All memoranda, notes, records and other documents made or compiled by EMPLOYEE, or made available to EMPLOYEE during the term of this Agreement concerning the business of COMPANY, shall be and remain COMPANY's property and shall be delivered to COMPANY upon the termination of this Agreement or at any other time on request.

     6.4 Covenant Not To Recruit. EMPLOYEE shall not, during the term of this Agreement and for a period of one (1) year following termination of this Agreement, directly or indirectly, either on EMPLOYEE's own behalf, or on behalf of any other individual or entity, solicit, interfere with, induce (or attempt to induce) or endeavor to entice away any employee associated with COMPANY to become affiliated with him or any other individual or entity.


7.   CERTAIN RIGHTS OF COMPANY

     7.1 Announcement. COMPANY shall have the right to make public announcements concerning the execution of this Agreement and certain terms thereof.

     7.2 Use of Name, Likeness and Biography. COMPANY shall have the right (but not the obligation) to use, publish and broadcast, and to authorize others to do so, the name, approved likeness and approved biographical material of EMPLOYEE to advertise, publicize and promote the business of COMPANY and its affiliates, but not for the purposes of direct endorsement without EMPLOYEE's consent. An "approved likeness" and "approved biographical material" shall be, respectively, any photograph or other depiction of EMPLOYEE, or any biographical information or life story concerning the professional career of EMPLOYEE.

     7.3 Right to Insure. COMPANY shall have the right to secure in its own name, or otherwise, and at its own expense, life, health, accident or other insurance covering EMPLOYEE, and EMPLOYEE shall have no right, title or interest in and to such insurance. EMPLOYEE shall assist COMPANY in procuring such insurance by submitting to examinations and by signing such applications and other instruments as may be required by the insurance carriers to which application is made for any such insurance.


8.   ASSIGNMENT

     Neither party may assign or otherwise dispose of its rights or obligations under this Agreement without the prior written consent of the other party except as provided in this Section. COMPANY may assign and transfer this Agreement, or its interest in this Agreement, to any affiliate of COMPANY or to any entity that is a party to a merger, reorganization, or consolidation with COMPANY, or to a subsidiary of COMPANY, or to any entity that acquires substantially all of the assets of COMPANY or of any division with respect to which EMPLOYEE is providing services (providing such assignee assumes COMPANY's obligations under this Agreement). EMPLOYEE shall, if requested by COMPANY, perform EMPLOYEE's duties and Services, as specified in this Agreement, for the benefit of any subsidiary or other affiliate of COMPANY. Upon assignment, acquisition, merger, consolidation or reorganization, the term ACOMPANY@ as used herein shall be deemed to refer to such assignee or successor entity. EMPLOYEE shall not have the right to assign EMPLOYEE's interest in this Agreement, any rights under this Agreement, or any duties imposed under this Agreement, nor shall EMPLOYEE or his spouse, heirs, beneficiaries, executors or administrators have the right to pledge, hypothecate or otherwise encumber EMPLOYEE's right to receive compensation hereunder without the express written consent of COMPANY.


9.   RESOLUTION OF DISPUTES

     In the event of any dispute arising out of or in connection with this Agreement or in any way relating to the employment of EMPLOYEE which leads to the filing of a lawsuit, the parties agree that venue and jurisdiction shall be in Santa Barbara County, California. The prevailing party in any such litigation shall be entitled to an award of costs and reasonable attorneys' fees to be paid by the losing party.


10.  GENERAL PROVISIONS

     10.1 Notices. Notice under this Agreement shall be sufficient only if personally delivered by a major commercial paid delivery courier service or mailed by certified or registered mail (return receipt requested and postage pre-paid) to the other party at its address set forth in the signature block below or to such other address as may be designated by either party in writing. If not received sooner, notices by mail shall be deemed received five (5) days after deposit in the United States mail.

     10.2 Agreement Controls. Unless otherwise provided for in this Agreement, the COMPANY's policies, procedures and practices shall govern the relationship between EMPLOYEE and COMPANY. If, however, any of COMPANY's policies, procedures and/or practices conflict with this Agreement (together with any amendments hereto), this Agreement (and any amendments hereto) shall control.

     10.3 Amendment and Waiver. Any provision of this Agreement may be amended or modified and the observance of any provision may be waived (either retroactively or prospectively) only by written consent of the parties. Either party's failure to enforce any provision of this Agreement shall not be construed as a waiver of that party's right to enforce such provision.

     10.4 Governing Law. This Agreement and the performance hereunder shall be interpreted under the substantive laws of the State of California.

     10.5 Force Majeure. Either party shall be temporarily excused from performing under this Agreement if any force majeure or other occurrence beyond the reasonable control of either party makes such performance impossible, except a Disability as defined in this Agreement, provided that the party subject to the force majeure provides notice of such force majeure at the first reasonable opportunity. Under such circumstances, performance under this Agreement which related to the delay shall be suspended for the duration of the delay provided the delayed party shall resume performance of its obligations with due diligence once the delaying event subsides. In case of any such suspension, the parties shall use their best efforts to overcome the cause and effect of such suspension.

     10.6 Remedies. EMPLOYEE acknowledges that because of the nature of COMPANY's business, and the fact that the services to be performed by EMPLOYEE pursuant to this Agreement are of a special, unique, unusual, extraordinary, and intellectual character which give them a peculiar value, a breach of this Agreement shall cause substantial injury to COMPANY for which money damages cannot reasonably be ascertained and for which money damages would be inadequate. EMPLOYEE therefore agrees that COMPANY shall have the right to obtain injunctive relief, including the right to have the provisions of this Agreement specifically enforced by any court having equity jurisdiction, in addition to any other remedies that COMPANY may have.

     10.7 Severability. If any term, provision, covenant, paragraph, or condition of this Agreement is held to be invalid, illegal, or unenforceable by any court of competent jurisdiction, that provision shall be limited or eliminated to the minimum extent necessary so this Agreement shall otherwise remain enforceable in full force and effect.

     10.8 Construction. Headings and captions are only for convenience and shall not affect the construction or interpretation of this Agreement. Whenever the context requires, words, used in the singular shall be construed to include the plural and vice versa, and pronouns of any gender shall be deemed to include the masculine, feminine, or neuter gender.

     10.9 Counterpart Copies. This Agreement may be signed in counterpart copies, each of which shall represent an original document, and all of which shall constitute a single document.

     10.10 No Adverse Construction. The rule that a contract is to be construed against the party drafting the contract is hereby waived, and shall have no applicability in construing this Agreement or the terms hereof.

     10.11 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement (including the documents expressly incorporated therein, such as the Employee Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise, including, but not limited to, the offer of employment letter dated November 19, 1998.

     10.12 Assistance of Counsel. EMPLOYEE expressly acknowledges that he was represented by counsel of his own choosing in connection with the negotiation and drafting of the terms of this Agreement.


The parties execute this Agreement as of the date stated above:


TREVOR M. PRITCHARD           MENTOR CORPORATION


/s/TREVOR M. PRITCHARD             /s/ANTHONY R. GETTE
Trevor M. Pritchard           Anthony R. Gette
                              President and Chief Operating
Officer

NOTICE ADDRESS:                    NOTICE ADDRESS:
17014 Kimwood Court           5425 Hollister Avenue
Chesterfield, Missouri 63005       Santa Barbara, California
     93111