Form 10-Q
period 1999-06-30
MENTOR CORP /MN/
filed 1999-08-16
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


                 For Quarter Ended June 30, 1999
                 Commission File Number  0-7955


                       Mentor Corporation
     (Exact name of registrant as specified in its charter)


      Minnesota                        41-0950791
(State of Incorporation) (I.R.S. Employer Identification Number)


201 Mentor Drive, Santa Barbara, California       93111
Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number:     (805) 879-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X               No

The number of shares outstanding for each of the Issuer's classes of common stock as of August 13, 1999 was:

          Common stock, $.10 par value 24,377,337 shares


                       Mentor Corporation
                              INDEX
Part I.  Financial Information
     Item 1.  Financial Statements (unaudited)
          Condensed Consolidated Statements of Financial
               Position -- June 30, 1999 and March 31, 1999
          Consolidated Statements of Income -- Three Months
               Ended June 30, 1999 and 1998
          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended June 30, 1999 and 1998
          Notes to Condensed Consolidated Financial Statements--
               June 30, 1999

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

                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 1999 and March 31, 1999
                           (Unaudited)



                                            June 30,       March 31,
(dollars in thousands)                        1999            1999

ASSETS
Current assets:
  Cash and marketable securities          $   56,849        $   21,621
  Accounts receivable, net                    38,111            37,431
  Inventories                                 31,371            30,552
  Deferred income taxes                        8,619             7,919
  Net assets of discontinued operations        6,158            39,899
  Prepaid Expenses and Other                   8,065             7,640

          Total current assets               149,173           145,062

Property, plant and equipment,
  net of accumulated depreciation             36,624            34,995
Other assets:
  Patents, licenses and trademarks
    net of accumulated amortization            2,193            2,342
  Goodwill, net of accumulated
    Amortization                               4,746            4,885
  Long term marketable securities
    and investment                             9,786            8,356
  Other assets                                                     371
                                              53,348            50,949
Total assets                              $  202,522        $  196,011


See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 1999 and March 31, 1999
                           (Unaudited)

                                        June 30,        March 31,
(dollars in thousands)                    1999             1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $    4,979        $    5,726
  Accrued compensation                     4,822             7,049
  Income taxes payable                     1,400             3,770
  Dividends payable                          611               612
  Sales returns                            5,338             5,126
  Self-insured retention                   4,850             3,700
  Accrued royalties                        1,649             1,076
  Other accrued liabilities                6,017             4,171
  Short-term borrowings and current
    Portion of long-term debt                               4,000

          Total current liabilities       29,666            35,230

Long-term deferred taxes                   3,491             2,163

Shareholders' equity:
  Common shares, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
      24,451,837 shares at
        June 30,1999
      24,548,537 shares at
        March 31, 1999                     2,445            2,455
  Capital in excess of par                19,017            21,502
  Cummulative transalation
    Adjustment                            (1,869)          (1,141)
  Unrealized gains on investments          1,549              880
  Retained earnings                      148,223           134,922
                                         169,365           158,618

Total liabilities and shareholders'
Equity                                $  202,522       $  196,011

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
                Consolidated Statements of Income
            Three Months Ended June 30, 1999 and 1998
                           (Unaudited)

(in thousands, except per share
data)                                    1999              1998

Net sales                            $   60,144        $   48,084
Costs and expenses:
  Cost of sales                          21,520            15,191
  Selling, general and
     Administrative                      24,531            19,054
  Research and development                4,126             3,121
                                         50,177            37,366
Operating income from continuing
  Operations                              9,967            10,718
  Interest expense                          (19)              (10)
  Interest income                           175               377
  Other income (expense)                     73               (67)
Income from continuing operations
    before income taxes                  10,196            11,018
  Income taxes                            3,220             3,705
Income from continuing operations         6,976             7,313
Income from discontinued                  6,937               526
    operations, net of tax
Net income                           $   13,913        $    7,839

Basic earnings per share:
  Continuing operations                     .28               .29
  Discontinued operations                   .29               .02
    Basic earnings per share         $      .57       $       .31

Diluted earnings per share:
  Continuing operations                     .28               .28
  Discontinued operations                   .28               .02
    Diluted earnings per share       $      .56       $       .30

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
            Three Months Ended June 30, 1999 and 1998
                           (Unaudited)


(in thousands)                            1999            1998

Cash flows from continuing operating
  activities                           $  5,198        $   10,976
Cash flows from discontinued
  Operating activities                    2,318             1,264
Cash flows from operating activiites      7,516            12,240

Cash flows from investing activities:

  Purchase of property, equipment,
    and intangibles                      (3,453)           (4,676)
  Other                                    (105)               18
Cash flows from continuing
    investing activities                 (3,558)           (4,658)
Cash flows from discontinued
    investing activities                 38,377              (454)
Cash flows from investing activities     34,819            (5,112)

Cash flows from financing activities:
  Exercise of stock options                 994               287
  Dividends paid                           (613)             (620)
  Reduction of debt                      (4,000)
  Repurchase of common stock             (3,488)
                                         (7,107)             (333)

Increase (decrease) in cash, cash
  equivalents, and marketable
  securities                             35,228             6,795

Cash at beginning of period              21,621            27,937

Cash at end of period                  $ 56,849        $   34,732

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1999


Note A
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.
The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1999.

Note B

Inventories at June 30, 1999 and March 31, 1999 consisted of:

                            June 30        March 31
                                (In thousands)

Raw materials            $  8,407       $    7,640
Work in process             8,497            6,563
Finished goods             14,467           16,349
                         $ 31,371       $   30,552


Note C
Other assets at June 30, 1999 include the Company's equity investments in its marketing partners, Intracel Corporation and North American Scientific, Inc. (NASI). The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities", the North American Scientific investment is carried at its fair market value of approximately $3.4 million. Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

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

The components of comprehensive income for the three months ended

June 30, 1999 and 1998 are listed below:
(in thousands)                                 1999          1998

Net income                                  $ 13,913       $   7,839
Foreign currency translation adjustment         (728)             71
Unrealized gains on investment activities        669          (1,100)
Comprehensive income                        $ 13,854       $   6,810

Note E
The Company has adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards under which companies report information about operating segments in financial statements.
The Company's operations are principally managed on a functional basis and reported on a product or geographic basis. As a result there are four reportable segments: Aesthetic and General Surgery, Surgical Urology, Clinical and Consumer Healthcare products, and International.

The Aesthetic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical urology segment includes impotence implants, surgical incontinence products and radioactive seeds for the treatment of prostate cancer. The Clinical and Consumer Healthcare products segment includes catheters and other products for the management of urinary incontinence. The International segment includes the operations of the Company's wholly owned international sales offices, which cover most of the Company's implantable product lines, and a small European manufacturing and distribution facility. Segment revenues include domestic sales, sales to independent foreign distributors and sales to the Company's direct international sales and offices.

Selected financial information for the Company's reportable segments for the quarter ended June 30, 1999 and 1998 follows:

                                        Three Months Ended
                                             June 30,
(in thousands)                           1999        1998
Revenues
Aesthetics and General Surgery       $  34,154    $  27,591
Surgical Urology                        10,473        6,531
Clinical and Consumer Healthcare         9,802        9,179
International                           10,849        9,016
  Total reportable segments             65,278       52,317
Elimination of inter-segment
  revenues                              (5,134)      (4,233)
  Total consolidated revenues           60,144       48,084

                                        Three Months Ended
                                             June 30,
(in thousands)                           1999         1998
Operating profit (loss) from
  continuing operations
Aesthetics and General Surgery       $  11,328    $   9,442
Surgical Urology                           599          479
Clinical and Consumer Healthcare         1,204        1,812
International                            1,946        1,309
  Operating profit from continuing
    operations of reportable
    segments                            15,077       13,042
Corporate operating loss                (5,109)      (2,324)
Interest expense                           (19)         (10)
Interest income                            175          377
Other income (loss)                         72          (67)
Income from continuing operations
  before taxes                       $  10,196    $  11,018

                                             June 30,
                                         1999        1998
Identifiable assets
Aesthetics and General Surgery       $  50,430
                                                  $  51,079
Surgical Urology                        18,752       21,416
Clinical and Consumer Healthcare        26,450       22,632
International                           22,439       18,540
  Total reportable segments            118,071      113,667
Corporate and other                     78,293       48,113
Net assets of discontinued
  operations                             6,158       45,842
Consolidated assets                  $ 202,522    $ 207,622

Note F
In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. Consistent with the plan to dispose of its ophthalmic business segment, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment lines have been classified as discontinued operations. Summaries of the results of operations for discontinued operations for the quarters ended June 30, 199 and 1998 are as follows:
                                           Three Months Ended
                                                June 30,
(in thousands)                              1999       1998
Revenues                                 $  9,078   $  8,933
Operating profit                              566        684
Gain on sale of intraocular lens assets    11,300         -
Income before income taxes                 11,866        684
Income tax expense                          4,929        158
Net income from discontinued
  Operations                             $  6,937   $    526


The assets and liabilities of discontinued operations have been classified in the balance sheet as net assets of discontinued operations and consist of the following:

                                          June 30,   March 31,
(in thousands)                              1999       1999

Accounts receivable, net                 $   3,311  $   7,981
Inventory                                    5,321     17,687
Property, plant & equipment, net               294      3,985
Intangibles and goodwill, net                7,727     12,098
Other                                          328      4,525
  Total assets                              16,981     46,276
Current liabilities                          5,964      6,377
Taxes payable                                4,859         -
Net assets of discontinued operations    $   6,158  $  39,899


During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. The Company recorded a gain of $7.5 million, net of $3.8 million in taxes.

Note G
The Company's three quarterly interim reporting periods are each approximately thirteen week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates on which each quarter ended are shown below:
                       Fiscal 2000         Fiscal 1999

First Quarter          July 2, 1999        June 26, 1998
Second Quarter         October 1, 1999     September 25, 1998
Third Quarter          December 31, 1999   January 1, 1999


                       Mentor Corporation
       Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion are forward-looking statements, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ significantly from the discussion of such matters in the forward looking statements. Potential risks and uncertainties include, without limitation, those mentioned in this report and, in particular, the factors described under "Factors That May Affect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company has completed the sale of the assets of the intraocular lens business. The remaining parts of the ophthalmic business are currently being actively marketed. As a result of this decision, the Company now accounts for the ophthalmic business as a "Discontinued Operation" under Generally Accepted Accounting Principles (GAAP). Accordingly, all sales and expenses and other financial information of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts presented in this Form 10-Q have been restated to exclude the results of the ophthalmic business as appropriate.

RESULTS OF OPERATIONS
Sales
Sales for the three months ended June 30, 1999 increased 25% to $60.1 million, compared to $48.1 million the prior year. Growth was particularly strong in sales of surgical urology products, increasing 58% compared to a year ago. Adding to urology product sales were two new products that were introduced in the last year, brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Sales of these products accounted for the majority of the increased revenues. Sales of penile implants increased 10% from the previous year, showing the first positive comparison since the introduction of Viagra, a new impotence drug, last year. The Company continues to believe that the interest created by Viagra in treating impotence bodes well for the long term prospects of penile implant sales, as Viagra will not work on all patients. Sales of Aesthetics & general surgery products were also strong in the quarter, increasing 23%. The Company is implementing a number of programs to recapture market share in this area. Clinical and consumer healthcare product sales, primarily for the management of urinary incontinence, increased 8%.

                    Sales by Principal Product Line

                                          For the Three Months Ended
                                                   June 30,
                                                               Percent
                                           1999       1998     Change

Aesthetic & General Surgery Products    $38,756     $31,457     23%
Surgical Urology Products                10,925       6,929     58%
Clinical & Consumer Healthcare Products  10,463       9,698      8%
                                        $60,144     $48,084     25%


Cost of Sales
Cost of sales was 35.8% for three months ended June 30, 1999 compared to 31.6% for the same period last year. Cost of sales in the period ended June 30, 1998 benefited from approximately $2.2 million in proceeds from the Company's insurance claim related to the fire at its Texas facility in 1997.
In May 1998, the Company entered into a voluntary consent decree with the FDA in relation to the Texas facility. This resulted from issues the FDA had had concerning the Company's validations of this facility. The agreement required the Company to re-validate certain of the Company's manufacturing processes, strengthen its continuous quality improvement program, and to contract for an independent audit on overall GMP compliance under a schedule agreed to by the Company and the FDA. As a result of the re-validation effort, the Company has experienced a higher than normal level of operating expenses over the past two years. Mentor believes that to date it has completed in a timely fashion all the activities called for in the agreement. Specifically, the Company has completed the re-validations of the plant and has had a GMP expert consultant conduct the first annual inspection. Should the Company fail to comply with the conditions of the consent decree, under its terms, the FDA is allowed to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed.

Selling, General and Administrative Expenses
Selling, General and Administrative expenses were 40.8% of sales in the quarter compared to 39.6% in the previous year. In the first quarter, the Company began a direct consumer advertising campaign. The purpose of the ads is to educate women about breast augmentation and reconstruction, and to stimulate interest in looking at these products as an effective and affordable surgical option. The Company spent approximately $1.5 million on this campaign. Also, in the last year the Company has increased its selling efforts in both brachytherapy and in body contouring. In addition, during the first quarter, the Company launched a new brachytherapy product, the PdGold, to complement its existing IoGold seed.

Research and Development
Research and development expenses were 6.9% of sales for the quarter, compared to 6.5% for the prior year. The Company continues to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company expects to complete the work on its saline filled breast implant PMAAs and its penile implant PMAA and submit the data to the FDA by the end of fiscal 2000. Other major studies underway include an alternate filler breast implant and extending the use of the Contour Genesis to include liposuction.

Interest and Other Income and Expense
Net interest income decreased from $367 thousand last year to $156 thousand this year, due to lower cash balances.

Income Taxes
The effective rate of corporate income taxes was 31.6% for the quarter, compared to 33.6% in the same period a year ago. The decrease results from tax credits in prior years not previously provided for.

Discontinued Operations
In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. As a result of this decision, the Company now accounts for the ophthalmic business as a "Discontinued Operation" under Generally Accepted Accounting Principles (GAAP).

For the quarter, the Company had a loss on discontinued operations of $537, net of tax, compared to a gain of $526 thousand, net of tax, in the prior year. Also, during the quarter, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax.

Net Income
Diluted earnings per share from continuing operations was $0.28 for the quarter, the same as last year. The loss from discontinued operations was $0.02 for the quarter, compared to a gain of $0.02 a year ago. Also included in discontinued operations was a gain of the sale of the intraocular lens business of $0.30.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1999, the Company's working capital was $99.8 million compared to $106.8 million at March 31, 1999. The Company's working capital needs were provided from operations.
The Company generated $5.2 million of cash from continuing operations during the three months ended June 30, 1999, compared to $11.0 million the previous year. During the quarter ended June 30, 1998, the Company received $5.0 million in insurance proceeds related to its claim regarding the fire in its Texas facility.

The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 2000. The majority of the expenditures will be for facility upgrades at the Company's facilities in Texas and Santa Barbara, as well as for enhancing the Company's information technology capabilities.
The Company has a line of credit for $25 million. As a result of the increased stock repurchases in fiscal 1999, the Company had a balance of $4.0 million on its line of credit at March 31, 1999. This amount was paid off during the first quarter.
For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.5 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares, to a total of 4.6 million. During the quarter, the Company repurchased approximately 250 thousand shares for consideration of $3.8 million.

As discussed above, during the quarter the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million.

The Company's principal source of liquidity at June 30, 1999 consisted of $56.8 million in cash and marketable securities plus
$25 million available under its line of credit.

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

Costs
The total cost to the Company of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows. To date, the Company has incurred costs of approximately $2.4 million. This amount includes upgrading its desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs relate to new hardware and software and are being capitalized.

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

Contingency Plans
The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program.
The Company plans to evaluate the status of completion in August
1999 and determine whether such a plan is necessary.

PART II
Item 1.   Legal Proceedings
          In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 1999, there have been no material changes.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     10(a) Asset Purchase Agreement, dated as of May 14, 1999 between Mentor Corporation and CIBA Vision
               Corporation.

     11        Statement regarding computation of Per Share
               Earnings

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)


DATE:     August 16, 1999          BY:  /s/ANTHONY R. GETTE
                                        Anthony R. Gette
                                        President and
                                        Chief Operating Officer


DATE:     August 16, 1999          BY:  /s/GARY E. MISTLIN
                                        Gary E. Mistlin
                                        Chief Financial Officer

EXHIBIT 11

               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                               Three Months Ended
                                    June 30,
                               1999           1998
Numerator:

  Net income                $  13,913      $  7,839
  Numerator for basic
    earnings per share -
    income available to
    common stockholders
                               13,913         7,839
  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed
    conversions
                            $  13,913      $  7,839
Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                     24,522        25,036

  Effect of dilutive
securities:
    Employee stock options        507         1,252

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and
      assumed conversions
                               25,029        26,288

Basic earnings per share    $     .57      $    .31
Diluted earnings per share  $     .56      $    .30


Exhibit 10(a)

                    ASSET PURCHASE AGREEMENT
                           dated as of
                          May 14, 1999
                             between
                       Mentor Corporation
                               and
                     CIBA Vision Corporation


           TURN SHOW/HIDE OFF BEFORE GENERATING TABLE
                        TABLE OF CONTENTS
                                                         Page No.
ARTICLE 1 - PURCHASE AND SALE OF ASSETS                    2

     Section 1.1                           Purchase and Sale     2

     Section 1.2                             Excluded Assets     6

     Section 1.3                                    Transfer     7

     Section 1.4                        Transition Agreement     7

ARTICLE 2 - PURCHASE PRICE                                 8

     Section 2.1                              Purchase Price     8

     Section 2.2                        Accounts Receivable.     8

     Section 2.3                  Assumption of Liabilities.     10

     Section 2.4                   Purchase Price Allocation     11

ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF THE SELLER AND
     THE SUBSIDIARIES                                     12

     Section 3.1         Organization and Corporate Standing     12

     Section 3.2               Corporate Power and Authority     13

     Section 3.3                        Financial Statements     13

     Section 3.4       Absence of Certain Changes and Events     14

     Section 3.5                         No Violation of Law     15

     Section 3.6                               Real Property     15

     Section 3.7                 Title to Assets/Sufficiency     16

     Section 3.8                                      Leases     17

     Section 3.9                                  Litigation     17

     Section 3.10                  Employees of the Business     18

     Section 3.11Collective Bargaining; Employment Contracts     18

     Section 3.12                              Labor Matters     19

     Section 3.13                     Environmental Matters.     19

     Section 3.14                                    Permits     23

     Section 3.15                                  Contracts     23

     Section 3.16   Required Consents, Approvals and Filings     24

     Section 3.17                                No Conflict     24

     Section 3.18                      Intellectual Property     25

     Section 3.19                                      Taxes     25

     Section 3.20                                  Inventory     26

     Section 3.21          Key Customers and Representatives     26

     Section 3.22                                  Equipment     27

     Section 3.23                                 Disclosure     27

     Section 3.24                                 Disclaimer     27

ARTICLE 4 - BUYER'S REPRESENTATIONS AND WARRANTIES        28

     Section 4.1                                Organization     28

     Section 4.2               Corporate Power and Authority     28

     Section 4.3    Required Consents, Approvals and Filings     28

     Section 4.4                                 No Conflict     29

     Section 4.5                                  Litigation     29

     Section 4.6                                   Financing     30

ARTICLE 5 - COVENANTS OF THE PARTIES                      30

     Section 5.1                  Operations Pending Closing     30

     Section 5.2                                      Access     33

     Section 5.3         Preparation of Supporting Documents     34

     Section 5.4Approvals of Third Parties; Satisfaction of Conditions to
               Closing                                    35

     Section 5.5              Hart-Scott-Rodino Notification     35

     Section 5.6                  Financial and Tax Services     36

     Section 5.7                              Transfer Taxes     37

     Section 5.8             Notice and Opportunity to Cure.     37

     Section 5.9                     Covenant Not to Compete     39

     Section 5.10                                  Inventory     39

ARTICLE 6 - COVENANTS AS TO EMPLOYEES                     39

     Section 6.1            Employees and Employee Benefits.     39

     Section 6.2                          Seller Obligations     41

ARTICLE 7 - CONDITIONS TO SELLER'S OBLIGATIONS            41

     Section 7.1Representations and Warranties True at Closing Date; Performance
               of Agreements                              42

     Section 7.2                                  Litigation     42

     Section 7.3                 Opinion of Counsel to Buyer     42

     Section 7.4             Required Governmental Approvals     43

     Section 7.5                    Other Necessary Consents     43

ARTICLE 8 - CONDITIONS TO BUYER'S OBLIGATIONS             43

     Section 8.1Representations and Warranties True at Closing Date; Performance
               of Agreements                              43

     Section 8.2                                  Litigation     44

     Section 8.3            Opinion of Counsel to the Seller     44

     Section 8.4             Required Governmental Approvals     44

     Section 8.5                    Other Necessary Consents     44

ARTICLE 9 - CLOSING                                       45

     Section 9.1                                     Closing     45

     Section 9.2                Termination Prior to Closing     45

     Section 9.3                  Termination of Obligations     47

ARTICLE 10 - INDEMNIFICATION                              47

     Section 10.1                    Seller Indemnification.     47

     Section 10.2                      Buyer Indemnification     50

     Section 10.3                          Indemnity Claims.     51

     Section 10.4                                 Deductible     52

     Section 10.5                            Notice of Claim     52

     Section 10.6                                    Defense     52

     Section 10.7                    Limitation of Liability     54

     Section 10.8                 Exclusive Remedy; Release.     54

ARTICLE 11 - MISCELLANEOUS                                55

     Section 11.1                                   Expenses     55

     Section 11.2                           Entire Agreement     56

     Section 11.3                                    Waivers     56

     Section 11.4Parties Bound by Agreement; Successors and Assigns   57

     Section 11.5                               Counterparts     57

     Section 11.6                                    Notices     57

     Section 11.7                                  Brokerage     58

     Section 11.8                Governing Law; Jurisdiction     59

     Section 11.9                       Public Announcements     59

     Section 11.10              No Third-Party Beneficiaries     59

     Section 11.11                      Certain Definitions.     60

     Section 11.12                            Interpretation     61




SCHEDULES
1.1( Computer Software, Equipment and Databases g)
1.2   Excluded Assets
3.3   Financial Statements and Exceptions to Financial
      Statements
3.4   Absence of Certain Changes and Events
3.6(  Real Property
a)
3.6(  Permitted Liens
b)
3.7   Exceptions to Title
3.8   Equipment and Automobile Leases
3.9   Litigation
3.11  Agreements with Employees
3.12  Labor Matters
3.13  Release of Pollutants
3.14  Permits and Registrations
3.15  Contracts
3.15  Contracts Included in Assets
(b)
3.16  Seller Required Consents, Approvals and Filings
3.18  Intellectual Property
3.19  Tax Matters
3.21  Key Customers
(a)
3.21  Key Representatives
(b)
4.3   Buyer Required Consents, Approvals and Filings
5.1   Operations Pending Closing
5.1(  Actions Prior to Closing
b)


DEFINITIONS
Term:                          First Defined in Section -

"Accounts Receivable Listing   Section 2.2(a)(1)
"Adjusted Accounts             Section 2.2(a)
Receivable"
"Affiliate"                    Section 11.11
"Agreement"                    First paragraph of Agreement
"Assets"                       Section 1.1
"Assumed Liabilities"          Section 2.3(b)
"Business"                     Section 1.1
"Business Employees"           Section 6.1(a)
"Buyer"                        First paragraph of Agreement
"Buyer Protected Parties"      Section 10.1(a)
"Closing"                      Section 9.1
"Closing Date"                 Section 9.1
"COBRA"                        Section 6.1(c)
"Code"                         Section 2.4
"Collected Accounts            Section 2.2(b)(1)
Receivable"
"Contracts"                    Section 1.1(d)
"Deductible"                   Section 10.4
"Effective Date"               First paragraph of Agreement
"Environment"                  Section 3.13(a)(1)
"Environmental Law"            Section 3.13(a)(2)
"Equipment"                    Section 1.1(e)
"Excluded Accounts             Section 2.2(a)(1)
Receivable"
"Excluded Assets"              Section 1.2
"Excluded Liabilities"         Section 2.3(a)
"FTC"                          Section 5.5
"Financial Statements"         Section 3.3
"Governmental Body"            Section 3.13(a)(3)
"Gross Accounts Receivable"    Section 2.2(a)(2)
"Hazardous Materials"          Section 3.13(a)(5)
"hazardous waste"              Section 3.13(a)(5)
"Hired Employees"              Section 6.1(a)
"HSR"                          Section 3.16
"Inaccuracy"                   Section 5.8(a)
"Indemnified Party"            Section 10.5
"Indemnifying Party"           Section 10.5
"Intellectual Property"        Section 3.18
"Justice Department"           Section 5.5
"Key Customers"                Section 3.21
"Key Representatives"          Section 3.21
"knowledge"                    Section 11.11(b)
"Leases"                       Section 1.1(f)
"Losses"                       Section 10.1(a)
"Mark"                         Section 1.2(g)
"MCI"                          First paragraph of Agreement
"MemoryLens"                   Section 1.1(j)
"Mentor"                       Section 1.2(g)
"MOI"                          First paragraph of Agreement
"MMI"                          First paragraph of Agreement
"Permits"                      Section 1.1(c)
"Permitted Liens"              Section 3.6
"pollutant or contaminant"     Section 3.13(a)(5)
"Purchase Price"               Section 2.1
"Real Property"                Section 3.6
"Registrations"                Section 1.1(b)
"Release"                      Section 3.13(a)(6)
"Restructuring"                Section 3.4
"Retained Inventory"           Section 5.1(d)
"Second Request"               Section 5.5
"Seller"                       First paragraph of Agreement
"Subsidiary"                   Second paragraph of Agreement
"Subsidiaries"                 Second paragraph of Agreement
"Seller Protected Parties"     Section 10.2
"Technical Information"        Section 1.1(e)
"Transaction Agreements"       Section 3.2

                        ASSET PURCHASE AGREEMENT



     THIS  ASSET PURCHASE AGREEMENT (this "Agreement"), made and  entered into  as  of  this  14th day of May, 1999 (the "Effective  Date"),  among

Mentor  Corporation, a Minnesota corporation, having its principal  place of  business at 201 Mentor Drive, Santa Barbara, CA 93111 (the "Seller"),

Mentor  Ophthalmics,  Inc., a Massachusetts corporation  ("MOI"),  Mentor

Medical,  Inc.,  a Delaware corporation ("MMI"), Mentor Caribe,  Inc.,  a

Delaware  corporation  ("MCI"), and CIBA Vision Corporation,  a  Delaware

corporation, having its principal place of business at 11460 Johns  Creek

Parkway,  Duluth,  Georgia 30097, CIBA Vision  AG,  a  Swiss  corporation having  its  principal  place  of  business  at  Riethofstrase  1,  8442,

Hettlingen,  Switzerland, CIBA Vision Puerto Rico, Inc.,  a  Puerto  Rico

corporation    having    its   principal    place    of    business    at

________________________________________  (together  with   CIBA   Vision

Corporation and CIBA Vision AG, collectively, the "Buyer").

                               WITNESSETH:

     WHEREAS,  the  Seller is the sole shareholder of MOI  and  MMI  and,

indirectly,   of  MCI  (each,  a  "Subsidiary"  and,  collectively,   the

"Subsidiaries"); and

     WHEREAS,  upon  and  subject to the terms  and  conditions  of  this

Agreement,  the Seller and the Subsidiaries desire to sell to the  Buyer,

and  the  Buyer desires to purchase from the Seller and the Subsidiaries,

certain  assets of the Seller and of the Subsidiaries that  comprise  the intraocular lens business of the Mentor Ophthalmics business division.

     NOW,  THEREFORE,  in  consideration  of  the  mutual  promises   and

covenants  and the terms and conditions set forth herein and  other  good and  valuable  consideration, the receipt and sufficiency  of  which  are hereby acknowledged, the parties hereto agree as follows:

- PURCHASE AND SALE OF ASSETS
Purchase and Sale
 . Subject to the terms of this Agreement, at the Closing (as defined in Section 9.1), the Seller and the Subsidiaries will sell, convey, transfer, assign and deliver to the Buyer, and the Buyer will purchase and accept from the Seller and the Subsidiaries, all of the assets, properties and rights of every kind, nature, character or description, whether tangible or intangible, real, personal or mixed, wherever located, and whether or not reflected on the books and records of the Seller or a Subsidiary, used or held by the Seller and the Subsidiaries as of the Effective Date primarily to develop, manufacture and market intraocular lenses (the "Business"), including any additions to such assets, properties and rights in the ordinary course of business between the date hereof and the Closing, but specifically excluding (Y) the Excluded Assets (as defined in Section 1.2) and (Z) any deletions to such assets, properties and rights in the ordinary course of business between the date hereof and the Closing in accordance with this Agreement. The assets, properties and rights being sold and purchased pursuant to this Agreement are herein referred to as the "Assets". Subject to
Section 1.2, the Assets include, but are not limited to:
          (a)   All  originals (where originals exist,  in  the  case  of

     materials  used  exclusively  in the  Business),  and/or  copies  of records (including copies of materials not used exclusively  in  the

     Business),  operating  data and business files,  including  customer lists  and  files, customer credit files, advertising materials  and sales  literature, information relating to purchasing histories  and procedures, vendor files and financial records (including all  sales invoices  and  purchase order records and supporting documents  with

     respect   to  accounts  receivable  (other  than  Excluded  Accounts

     Receivable)  and  accounts payable) and other marketing  information and  records, regardless of the medium in which such items may  have been created or stored, used primarily in the Business, which are in the possession of the Seller or a Subsidiary on the Closing Date (as

     defined in Section 9.1);

          (b)    All  governmental  (including  both  United  States  and

     foreign)   registrations,   registration   applications,   temporary

     registrations, experimental use permits, applications and  emergency

     use   exemptions  used  primarily in the Business,  including  those listed on Schedule 3.14 hereto (the "Registrations");

          (c)  All governmental authorizations, licenses and permits used primarily  in the Business, including those listed on Schedule  3.14

     (collectively, the "Permits");

          (d)   All  contracts, agreements and licenses (other  than  the

     Leases  as  defined in Section 1.1(f)) which are listed on  Schedule

     3.15(b), together with all consignment contracts with customers, but excluding any such contracts that expire or are terminated prior  to

     Closing  in accordance with this Agreement and such contracts  where the  Seller or a Subsidiary, as the case may be, is unable to obtain an assignment prior to the Closing (the "Contracts");

          (e)    All   machinery,  motor  vehicles,   tools,   furniture,

     instruments, laboratory equipment, research equipment, fixtures  and personal  property (i) located at the Seller's Caribe,  Puerto  Rico facility or (ii) located at the Seller's Massachusetts facilities to the  extent  such items are used at such facilities  exclusively  in connection  with  the Business or (iii) refrigeration,  storage  and

     laboratory   equipment   located  at  the   Seller's   Massachusetts

     facilities  and primarily used in connection with the Business  (the

     "Equipment");

          (f)   All leases of Real Property set forth on Schedule  3.6(a)

     and  leases  of Equipment primarily used in the Business,  including those listed on Schedule 3.8 (the "Leases");

          (g)  Computer, data processing and telecommunications hardware,

     software  and  systems, equipment and databases (i) located  at  the

     Seller's  Caribe,  Puerto  Rico facility  or  (ii)  located  at  the

     Seller's other facilities to the extent such items are used at  such facilities exclusively in connection with the Business, as set forth on  Schedule  1.1(g), except with respect to such  items  where  the

     Seller  or a Subsidiary, as the case may be, is unable to obtain  an assignment;

          (h)    All  accounts  receivable  of  the  Business  (excluding

     intercompany  receivables, as described in Section 1.2(f),  and  the

     Excluded Accounts Receivable) as of the Closing;

          (i)   All inventories of the Business, including finished goods

     and  products,  field inventory, goods and products in  process  and materials and supplies on hand and in transit, as of the Closing;

          (j)   All  intellectual property (including patents, unpatented

     know-how, copyrights, trade secrets, trade names, service marks  and

     trademarks),   whether   registered  or  not,   including,   without

     limitation, all rights in and to the name "MemoryLens," applications for  the  foregoing,  and any and all other intangible  assets  used primarily in the Business, including, without limitation, those  set forth on Schedule 3.18, together with the right to bring actions for infringements (including for any infringement occurring  before  the

     Closing Date) of any such intellectual property;

          (k)   All  of  the  Seller's technical  information  and  data,

     including,  but not limited to, know-how, trade secrets, inventions,

     formulas,   processes,   designs,  drawings,  technology,   software

     (including  source  codes),  data bases, manufacturing  and  quality

     control  procedures  and  records,  product  composition  data   and

     specifications,  packaging  specifications,  material  safety   data

     sheets,  customer  specifications,  product  standards,  competitive samples  and reports of analyses thereof, lab notebooks, records  of inventions,  patent application drafts, and research and development projects,  materials,  results and records, wherever  located,  used primarily in the Business ("Technical Information");

          (l)  All manufacturers', vendors' and suppliers' warranties, to the  extent  assignable, relating directly  to  the  Assets  or  the

     Business;

          (m)  All of the Seller's rights and obligations with respect to confidentiality agreements and restrictive covenants (including, but not limited to, the right to enforce such obligations and covenants)

     in  favor of the Seller or the Subsidiaries relating directly to the

     Assets  or the Business executed by (i) present and former  officers and  employees  and (ii) such other individuals and corporations  as are  identified  in a written notice from the Buyer  to  the  Seller prior to the Closing; and

          (n)  The goodwill of Seller relating directly to the Assets  or the Business.

Excluded Assets
 . Notwithstanding anything herein to the contrary, the Assets shall not include the following (the "Excluded Assets"):
          (a)  Cash;

          (b)  Securities;

          (c)  Bank deposits;

          (d)   Assets,  properties  and  rights  of  the  Seller  or   a

     Subsidiary  (i)  not  currently used primarily in  the  Business  or

     (ii) currently used primarily in the Business but that are ancillary to the operation of the Business, including, without limitation, any office  equipment,  furniture  and  fixtures  of  the  Seller  or  a

     Subsidiary located at Seller's facilities outside of Puerto Rico;

          (e)    Any   and  all  rights  and  assets,  including  without

     limitation  intellectual property rights, relating  to  the  Polytef product line, the Contour Genesis product line, the Urethein product line,  the  Phacoemulsification product  line,  Wet-Field  diathermy products,  the  tonometry product line, or  the  ultrasound  product line;

          (f)   Intercompany receivables (that is, amounts owing  by  the

     Seller  to  a Subsidiary, by a Subsidiary to the Seller, or  by  one

     Subsidiary to another Subsidiary) and Excluded Accounts Receivable;

          (g)   All  other assets, properties, trademarks and  tradenames

     and rights identified on Schedule 1.2, including without limitation,

     all  rights  in  and  to use the name "Mentor."   Pursuant  to  this

     Agreement,  the  Buyer  will  acquire  for  sale  certain   existing

     inventory  which display the "Mentor" mark.  The Buyer  acknowledges that  the  Seller  and/or  one or more of the  Subsidiaries  is  the exclusive  owner  of  the  "Mentor" trade name  and  trademark  (the

     "Mark").   The Buyer agrees to refrain from any action which  is  in

     any  way  inconsistent with the Seller's ownership of  the  Mark  or which  could  damage Seller's interest in the Mark or  the  Seller's

     reputation.   The  Seller grants to the Buyer as of  the  Closing  a

     limited  license to use the Mark in an informational sense  only  to identify the existing inventory transferred under this Agreement and on  any related advertising and promotional materials and to refrain from any use of the Mark in connection with any other products; and

          (h)  Contracts, agreements and licenses listed on Schedule 3.15 but not listed on Schedule 3.15(b).

Transfer
 .   The sale, conveyance, transfer, assignment and delivery of the Assets by  the Seller and the Subsidiaries to the Buyer will be effected by  the delivery from the Seller and the Subsidiaries to the Buyer at Closing all

bills of sale, endorsements, assignments and transfers as required by the

Agreement plus such other instruments of transfer and conveyance in forms reasonably satisfactory to the parties.

Transition Agreement
 .  At the Closing, the Seller and the Buyer shall enter into a transition agreement  providing  for  Buyer's utilization  of  Seller's  assets  and services  for  distribution of PMMA intraocular lenses from  the  Norwell facility,  order entry, accounts receivable, and credit and  collections,

which  assets and services are currently used in the Business on  a  non-

exclusive  basis.  The term of such transition agreement shall be  agreed upon  at the Closing Date and shall be a minimum of two (2) months and  a

maximum  of  six  (6) months, extending from the Closing Date.   Services

shall  be  provided by Seller at cost and shall not exceed  a  charge  of

$50,000 per month to Buyer. Such transition agreement shall be one of the

Transaction Agreements.

- PURCHASE PRICE
Purchase Price
 .   Subject to the purchase price adjustment pursuant to Section  2.2(b),

the  purchase  price for the Assets shall be the sum of  (i)  Thirty-Four

Million Five Hundred Thousand Dollars ($34,500,000), plus (ii) the amount of  Adjusted Accounts Receivable as determined in accordance with Section

2.2(a)  (the  "Purchase Price").  The Purchase Price is  payable  by  the

Buyer  to  the Seller at Closing in immediately available funds  by  wire transfer.

Accounts Receivable.
          (a)   The  amount  of "Adjusted Accounts Receivable"  shall  be

     determined in accordance with this Section 2.2(a):

          1)   The  Seller  has  provided to the Buyer a listing  of  the accounts  receivable of the Business as of  the  Effective

               Date (the "Accounts Receivable Listing").  Within ten days of the Effective Date, the Buyer shall identify in writing to  the Seller those specific customers (if any) shown  on the  Accounts Receivable Listing, the accounts  receivable of  whom  the  Buyer  does not wish to purchase  hereunder

               ("Excluded Accounts Receivable"); provided, however,  that the  amount of the Excluded Accounts Receivable shall  not exceed  $250,000.  The Excluded Accounts Receivable  shall not be included in the Assets and shall be retained by the

               Seller.

          2)   At  least  ten  (10) days prior to the Closing  Date,  the

               Buyer  shall  provide  a written independent  verification summary of the accounts receivable from the customers  for the accounts with the ten largest balances outstanding for

               the   period  ending  May  1999.   If  the  sum   of   the

               independently verified balances for the accounts with  the ten  largest  balances outstanding differs  by  more  than

               $100,000.00 from the sum of the same balances provided  by the Seller for the period ending May 1999, then the Seller and  the  Buyer  shall  renegotiate an  adjusted  accounts

               Receivable prior to the Closing Date.

          3)   At  the Closing, the Seller shall deliver a listing of the

               accounts   receivable  of  the  Business  (excluding   the

               Excluded Accounts Receivable) as of the last business  day

               preceding   the   Closing  Date   (the   "Gross   Accounts

               Receivable").  The amount of Adjusted Accounts  Receivable shall  be  equal  to  the  amount of  the  Gross  Accounts

               Receivable, less $600,000.

          (b)   There shall be a post-Closing adjustment to the  Purchase

     Price in accordance with this Section 2.2(b).

          1)   Within  30  days  following the first anniversary  of  the

               Closing  Date,  the Buyer shall deliver to  the  Seller  a schedule of the Gross Accounts Receivable and the  amounts collected thereon during the one year period following the

               Closing;  the  amount  of  the Gross  Accounts  Receivable collected  during  such  period  is  referred  to  as  the

               "Collected Accounts Receivables."  For the purpose of such schedule,  amounts  collected during such  period  from  a customer  shall be applied to such invoice as is specified by the customer.  The Seller shall have the right to audit such  schedule, and the Buyer shall provide access to  the relevant books and records for that purpose.

          2)   If  the  amount  of  the  Collected  Accounts  Receivables exceeds  the  amount of the Adjusted Accounts  Receivable,

               one-half  of the difference shall be paid by the Buyer  to

               the  Seller.   If  the  amount of  the  Adjusted  Accounts

               Receivable  exceeds  the amount of the Collected  Accounts

               Receivables, one-half of the difference shall be  paid  by the  Seller  to the Buyer.  Such amount shall be  promptly paid  by  the Seller to the Buyer or by the Buyer  to  the

               Seller, as the case may be, in immediately available funds by  wire  transfer, and shall constitute an adjustment  to the Purchase Price.

Assumption of Liabilities.
          (a)   Except as specifically set forth in this Section 2.3, the

     Buyer  will  not assume, and shall not be bound by, any  obligations and liabilities of the Seller or a Subsidiary of any kind or nature,

     known  or unknown, expressed, implied, contingent or otherwise  (the

     "Excluded Liabilities").

          (b)  At the Closing, pursuant to one or more written agreements in  a  form  reasonably satisfactory to the parties, the Buyer  will assume and agree to pay, perform and discharge, and to indemnify the

     Seller and the Subsidiaries against and hold them harmless from, the

     following   obligations  and  liabilities  ("Assumed   Liabilities")

     whether  imposed  by  contract, by operation of law,  or  otherwise:

     (i)  all  liabilities and obligations on or after the  Closing  Date under  the  Contracts, Permits, and Leases included in  the  Assets;

     (ii)  all  liabilities or obligations to third parties for  personal injury, property damage, consequential damages, punitive damages  or incidental  damages arising from any injury, event or  damage  as  a result  of  any product or good of the Business manufactured  on  or after  the  Closing  Date;  (iii) all  obligations  associated  with customer  orders received by the Seller or a Subsidiary that  remain unfulfilled,  and  any purchase orders issued by  the  Seller  or  a

     Subsidiary that remain open, on and as of the Closing Date, provided that such customer orders or purchase orders were issued or accepted in  the  ordinary course of business consistent with past practices;

     (iv)  the  obligations  with  respect  to  the  Hired  Employees  in

     accordance  with  Section  6.1  of  this  Agreement;  and  (v)   all

     obligations  and  liabilities,  of any  nature  or  kind,  known  or unknown, fixed, accrued, absolute or contingent, related to or based upon the ownership or operation of the Business or the Assets on  or after the Closing Date.

Purchase Price Allocation
 .   The Purchase Price shall be allocated by the Buyer and the Seller  in accordance  with  the  Internal Revenue Code of  1986,  as  amended  (the

"Code"), including the requirements of Section 1060 of the Code, and  the

Treasury  Regulations  promulgated  thereunder.   Such  allocation   (the

"Purchase  Price  Allocation") shall apply to Assets used  in  connection with  the  Business as conducted in the United States as well  as  Assets used  in  connection  with the Business as conducted outside  the  United

States.   The  Buyer  and the Seller shall negotiate  in  good  faith  to determine  the  Purchase Price Allocation within 90  days  following  the

Closing  Date.   In  the event that the parties are unable  to  reach  an

agreement  concerning  the  Purchase  Price  Allocation  prior   to   the

expiration of said 90 day period, the parties shall submit the matter  to a  public accounting firm with a nationally recognized tax, auditing  and

appraisal  expertise selected jointly by the Seller and the  Buyer.   The

determination  of  the Purchase Price Allocation by such  firm  shall  be

binding  on  the  parties for all tax reporting purposes.   The  cost  of

employing  any such firm shall be borne one-half by the Seller  and  one-

half  by the Buyer.  The Buyer and the Seller agree to each prepare  (and timely  file)  identical  Internal  Revenue  Service  Forms  8594  (Asset

Acquisition  Statement Under Section 1060) based on the  agreed  Purchase

Price  Allocation and any supplemental Forms 8594 that  are  required  in case of any subsequent adjustments to the Purchase Price.

- REPRESENTATIONS AND WARRANTIES OF THE SELLER AND THE SUBSIDIARIES
     The Seller and each of the Subsidiaries represent and warrant to the

Buyer as of the date hereof as follows:

Organization and Corporate Standing
 .   The  Seller is a corporation duly organized, validly existing and  in good  standing  under  the laws of the State of  Minnesota  and  has  all requisite  corporate  power and authority to carry  on  and  conduct  the portion of the Business it conducts and to own or lease the Assets it now

owns  or  leases  and  to convey the Assets it now  owns.   Each  of  the

Subsidiaries  is  a corporation duly organized, validly existing  and  in good standing under the laws of the jurisdiction in which it is organized and  has  all  requisite corporate power and authority to  carry  on  and conduct  the portion of the Business it now conducts and to own or  lease the  Assets it now owns or leases and to convey the Assets it  now  owns.

The Seller and each Subsidiary is duly qualified and in good standing  in every  jurisdiction in which the conduct of the Business  by  it  or  the ownership  of  the Assets by it requires it to be so qualified,  and  the absence of such qualification would be material.

Corporate Power and Authority
 .   The  Seller and each Subsidiary has the right, power and capacity  to execute,  deliver  and perform this Agreement and all the  documents  and instruments referred to herein and contemplated hereby to which it  is  a party  together  with all other agreements to be signed or  delivered  at

Closing (the "Transaction Agreements") and to consummate the transactions contemplated by this Agreement.  The execution, delivery and  performance of this Agreement and the Transaction Agreements, and the consummation of the  transactions  contemplated hereby and thereby, have  been  duly  and validly authorized by all necessary corporate action on the part  of  the

Seller.   This Agreement has been, and each of the Transaction Agreements to  which  it  is  a party after execution and delivery  thereof  at  the

Closing  will have been, duly and validly executed and delivered  by  the

Seller  and/or  the Subsidiaries, as the case may be, and constitute  the

legal,   valid   and  binding  obligation  of  the  Seller   and/or   the

Subsidiaries,  as  the case may be, enforceable in  accordance  with  its terms.

Financial Statements
 .   Schedule 3.3 includes the following: (i) the unaudited balance sheets of  the  Business  as  of  December 31, 1998  and  March  31,  1999,  and

(ii)  gross  margin summaries for the 9-month period ended  December  31,

1998  and  the  12-month  period ended March 31, 1999  (collectively  the

"Financial  Statements").  In addition, the Seller shall provide  to  the

Buyer  (and  the Financial Statements include) (i) the unaudited  balance sheet  of  the  Business as of the Closing Date, and  (ii)  gross  margin summaries  for each month (corresponding to the Seller's fiscal calendar)

beginning April 1, 1999 and continuing through and including the  Closing

Date.   Except  as  set  forth on Schedule 3.3, the Financial  Statements

(i)  have  been prepared from the books and records of the  Business  and

(ii) fairly present, in all material respects, the financial position  of the  Business  as  of  the dates thereof, and the gross  margins  of  the

Business  for the periods described therein; provided, however,  that  in each case, the Financial Statements do not include provision of corporate services  to  the Business by the Seller, including, without  limitation,

expenses for research and development, marketing services, accounting and other  corporate  services  performed by the  Seller  on  behalf  of  the

Business; and further provided that the Financial Statements reflect  the

Seller's  good  faith effort to separate the Assets  from  other  assets,

properties  and  rights of the Seller or a Subsidiary not currently  used primarily in the Business.

Absence of Certain Changes and Events
 .   Except  (i)  to  the  extent  arising  out  of  or  relating  to  the transactions contemplated by this Agreement, (ii) for matters  set  forth on  any Schedule to this Agreement, (iii) to the extent arising out of or relating  to  the  Seller's  plans announced  on  December  14,  1998  to restructure  certain aspects of the Business, a copy of such announcement being  attached hereto on Schedule 3.4 (the "Restructuring"), or (iv)  as set  forth on Schedule 3.4, since December 31, 1998, the Seller  and  the

Subsidiaries  have conducted the Business in the ordinary course  in  all material respects, and:

          (a)   The  Business  has not suffered any  material  damage  or

     destruction to the Assets (either individually or in the aggregate);

     and

          (b)   No  event has occurred with respect to the Assets or  the

     Business  that  has had a material adverse effect on the  Assets  or

     Business .  Notwithstanding the foregoing, the voluntary resignation or  termination  for  cause of any Employee(s)  (including  but  not limited  to  the  senior  managers of the  Business)  or  any  sales representative or the election by a customer or supplier to  curtail or  cease  business  relations with the  Business,  whether  or  not arising  out  of or in connection with the transactions contemplated by  this  Agreement, shall not be deemed to constitute a  breach  of this Section 3.4.

No Violation of Law
 .   Since  December  31,  1998, the Seller has not received  any  written notice  alleging the Seller or a Subsidiary is in material  violation  of any  applicable  local,  state, United States  federal  or  any  foreign,

including  Puerto Rico, law, ordinance, regulation, order, injunction  or decree,  or  any  other requirement of any governmental body,  agency  or authority or court binding on it, relating to the Assets or the Business,

and the Seller has no knowledge of any such violation.

Real Property
 .   Schedule  3.6(a) lists the locations, and sets forth the  approximate square footage of the primary buildings located on all real property used or  held  for use in the Business that the Seller or a Subsidiary leases,

has  agreed  (or  has an option) to purchase, sell or lease,  or  may  be obligated  to  purchase, sell or lease, which is included in  the  Assets

(the "Real Property").  The Seller or a Subsidiary has a good, valid  and enforceable  leasehold interest in the Real Property free  and  clear  of every  material encumbrance other than the Permitted Liens.  Neither  the

Seller nor any Subsidiary owns any Real Property in fee simple for use in

the  Business.   The interest of the Seller and the Subsidiaries  in  the

Real  Property is subject to the Permitted Liens.  "Permitted Liens" are:

(A)  the  liens,  mortgages or other encumbrances set forth  on  Schedule

3.6(b);  (B)  liens  for  taxes not yet due and payable;  (C)  carriers',

warehousemen's,  mechanics', material men's, repairmen's  or  other  like liens  arising in the ordinary course of business, payment for  which  is not  yet  due or which is being contested in good faith; and (D) deposits to secure the performance of utilities, leases, statutory obligations and surety  and appeal bonds and other obligations of a like nature  incurred in  the ordinary course of business.  To the Seller's knowledge, there is no  pending  or threatened condemnation proceeding or similar taking,  or sale or other disposition in lieu thereof, affecting the Real Property or any  portion  thereof.  To the Seller's knowledge,  all  of  the  plants,

buildings,  structures  and  other  improvements  included  in  the  Real

Property  are, taken as a whole, in good working order and condition  and repair, and, to Seller's knowledge, are not in material violation of  any applicable  building,  fire,  zoning, health,  safety  or  similar  laws,

regulations or ordinances.  Neither the Seller nor any Subsidiary has any reason  to  believe that any of the Leases described on  Schedule  3.6(a)

cannot be renewed or extended at commercially reasonable rates.

Title to Assets/Sufficiency
 .  The Seller or a Subsidiary has good title to all material Assets, free and  clear of all material encumbrances, or has a license with the  right to  use  the  Assets for the benefit of the Business, except (i)  as  set forth on Schedule 3.7, and (ii) Permitted Liens.  The Assets include  all material  assets and rights necessary for the conduct of the Business  as now  conducted  (except (A) as set forth on Schedule 3.7, (B)  contracts,

agreements  and  licenses  listed on Schedule  3.15  but  not  listed  on

Schedule 3.15(b), and (C) assets not held at a Business location  or  not used  by  the  Seller or a Subsidiary primarily for the  benefit  of  the

Business,  such  as  administrative services used  by  the  Seller  or  a

Subsidiary in providing administrative services to the Business (such  as payroll,  electronic  mail  and certain other information  services)  and corporate services used in connection with the Business (such as research and  development activities in California, Seller's quality  system,  and marketing)).

Leases
 .  Except for the leases set forth on Schedule 3.6(a), Schedule 3.8 lists all  Leases (including any capital leases) and lease-purchases and  other arrangements, in each case with payments aggregating $25,000 or more  per year, pursuant to which the Seller or a Subsidiary leases any Assets from third parties.  Except as set forth on Schedule 3.8, (i) each Lease is in full  force  and  effect and has not been modified or amended,  and  (ii)

there  are no disputes, oral agreements or forbearance programs in effect as  to any Lease.  To the Seller's knowledge, there has not occurred  any default, or any event with notice or lapse of time, or both, would become a default under any Lease.

Litigation
 .   Schedule  3.9  sets  forth  all  litigation,  suits,  indictments  or informations, or proceedings or arbitrations pending, or to the knowledge of  the  Seller, threatened, before any court, arbitration  tribunal,  or judicial, governmental or administrative agency, relating to the Business or the Assets, in each case, that is pending, or, to the knowledge of the

Seller, threatened, as of the date hereof.  Further, except as set  forth in  Schedule  3.9,  there  are  no  material  judgments,  orders,  writs,

injunctions,  decrees, indictments or informations, grand jury  subpoenas or  civil  investigative  demands, or awards  against  the  Seller  or  a

Subsidiary  relating  to the Business or the Assets,  including,  without limitation,  any such matter that alleged that a product of the  Business manufactured or sold by the Seller or any Subsidiary is or was defective,

improperly designed or improperly manufactured.  Since August  31,  1995,

there has been no litigation or suit against the Seller or any Subsidiary for  any  personal injury alleged to have been caused by any products  of the Business manufactured by Seller or any Subsidiary.  There is no suit,

investigation,  action or other proceeding pending, or  to  the  Seller's

knowledge,  threatened  before  any  court,  arbitration,  tribunal,   or

judicial, governmental or administrative agency, against the Seller or  a

Subsidiary  which would have a material adverse effect on the ability  of the  Seller or a Subsidiary to perform its obligations hereunder or which seeks  to  prevent  the  consummation of  the  transactions  contemplated herein.

Employees of the Business
 .   Seller  has  provided to Buyer a schedule setting  forth  the  names,

positions,  and current compensation of all employees of the  Seller  and

Subsidiaries  who  are assigned exclusively to the  Business  as  of  the

Effective Date.

Collective Bargaining; Employment Contracts
 .   There  are  no  labor  contracts or collective bargaining  agreements covering  any of the Business  Employees (as defined in Section 6.1)  and no  collective bargaining agreement or union contract is currently  being negotiated by the Seller or a Subsidiary.  None of the Business Employees

are  represented by any union or labor organization.  Except as set forth in Schedule 3.15 or Schedule 3.11, neither the Seller nor any Subsidiary,

in  connection with the operation of the Business, is bound by or subject to  any written employment agreements.  The Seller has provided the Buyer with  copies  of  employee  handbooks and significant  written  personnel policies  maintained  by Seller and its Subsidiaries  with  reference  to employees employed primarily in the Business, in each case, to the extent that  such handbooks or policies relate only to the Business and  not  to any other business of the Seller or a Subsidiary.

Labor Matters
 .   Neither the Seller nor any Subsidiary has received any written notice alleging any material violation of any applicable local, state or federal law,  ordinance, regulation, order, injunction, or decree, or  any  other requirement  of  any  governmental body, agency  or  authority  or  court respecting employment and employment practices relating to the  Business,

and  the Seller has no knowledge of any such material violation.   Except

as  set forth in Schedule 3.12, (i) neither the Seller nor any Subsidiary has  received any written notification that any of the Employees have any material  claim  against  the Seller or a Subsidiary,  (ii)  neither  the

Seller  nor  any Subsidiary has received written notice of  any  material charge of, or action or proceedings relating to unfair labor practices by the  Seller  or a Subsidiary in connection with the Business  pending  or

threatened  before  the  National  Labor  Relations  Board,   the   Equal

Employment  Opportunity Commission, or the United  States  Department  of

Labor,  and  (iii)  to the knowledge of the Seller,  there  is  no  labor organizing  effort related to the Business, or any strike or other  labor trouble actually pending or threatened against the Business.

Environmental Matters.
          (a)   As used in the Agreement, the following terms shall  have

          the meanings indicated:

          1)   "Environment" -- The air, ground (surface and subsurface),

               or water (surface and groundwater).

          2)   "Environmental  Law"  --  Any applicable  federal,  state,

               local  or other law, statute, ordinance, rule, regulation,

               permit,   judgment,  order,  decree   or   other   binding

               requirement   of,   or   binding   agreement   with,   any

               Governmental  Body,  relating  to  Releases  of  Hazardous

               Materials and the protection of natural resources and  the

               Environment.

          3)   "Governmental  Body" -- Any domestic or foreign  national,

               regional,  state (including the District of  Columbia  and the  Commonwealth  of Puerto Rico) or municipal  or  other local  government or multi-national body, any subdivision,

               agency,  commission, authority or instrumentality thereof,

               or  any  quasi-governmental or tribunal or  other  private

               body  when  such  tribunal  or  body  is  exercising   any

               regulatory or taxing authority thereunder.

          4)   "Governmental  Permit"  --  All  permits,  authorizations,

               registrations,  consents, approvals, waivers,  franchises,

               exceptions,  variances,  orders, certificates,  judgments,

               decrees,  licenses, exemptions, or declarations of  or  by any  court  or  Governmental Body under,  pursuant  to  or relating to Environmental Laws.

          5)   "Hazardous Materials" -- Any "hazardous substance" and any

               "pollutant  or contaminant" as those terms are defined  in the  Comprehensive Environmental Response, Compensation  &

               Liability  Act  of  1980, 42 U.S.C.   9601,  et  seq.,  as

               amended; any "hazardous waste" as that term is defined  in the  Resource  Conservation and Recovery  Act,  42  U.S.C.

               6901,  et  seq., as amended; and any "hazardous  material"

               as  that  term  is  defined  in  the  Hazardous  Materials

               Transportation Act, 49 U.S.C. 1801, et. seq.,  as  amended

               (including  as those terms are further defined, construed,

               or   otherwise  used  in  rules,  regulations,  standards,

               guidelines  and  publications  issued  pursuant   to,   or

               otherwise in implementation of, said Environmental  Laws);

               and including without limitation any petroleum product  or byproducts,  solvent,  flammable  or  explosive  material,

               radioactive material, asbestos, polychlorinated  biphenyls

               (PCBs),  dioxins, dibenzofurans, heavy metals,  and  radon gas; and including any other substance or material that is reasonably determined to present a threat, hazard or  risk to human health or the Environment.

          6)   "Release"   --   Spilling,  leaking,   pumping,   pouring,

               emitting,   emptying,  discharging,  injecting,  escaping,

               leaching,  dumping  or disposing, migration  or  placement

               into   the  Environment  (including  the  abandonment   or

               discarding  of  barrels,  containers,  and  other   closed

               receptacles containing any Hazardous Material).

     (b)  Except as disclosed in Schedule 3.13, to Seller's knowledge:

          1)   The  Assets and the Business are in substantial compliance with all Environmental Laws;

          2)   With  respect to the Assets and the Business,  Seller  has not  received any written notice of any alleged  violation of  any Environmental Law since December 31, 1995, to  the present  (whether remedied or not) nor is Seller aware  of

               any   basis  for  any  claim  of  any  violation  of   any

               Environmental Law;

          3)   Seller has obtained and is in substantial compliance  with

               all   Governmental   Permits,  and   has   submitted   all

               applications,  notices  and other documents  necessary  to effect  renewal or reissuance of all Governmental Permits,

               necessary for the continued conduct of the Business in the manner  now  conducted, and Seller is  not  aware  of  any threatened  revocation or reopening  of  any  Governmental

               Permit;

          4)   With  respect  to  any Environmental  Law,  there  are  no conditions  or circumstances at, or arising  out  of,  the

               Assets or the Business, that are likely to interfere  with the conduct of the Business in the manner now conducted;

          5)   There  are  no conditions or circumstances at, or  arising out  of,  the  Assets or the Business, including  but  not limited to on-site or off-site disposal or Release of  any

               Hazardous  Materials, which are likely to  give  rise  to:

               (i)   liabilities   or  obligations   for   any   cleanup,

               remediation  or corrective action under any  Environmental

               Law,  (ii) claims arising under any Environmental Law  for personal  injury,  property damage, or damage  to  natural resources,  (iii) liabilities or obligations  incurred  to enable  the  Assets  and the Business to  comply  with  an

               Environmental  Law in effect as of the  Closing  Date,  or

               (iv)  fines  or  penalties arising under any Environmental

               Law;

          6)   There  is  no  existing  or  threatened  investigation  or judicial or administrative proceeding alleging or claiming that  the  Seller  or any Subsidiary or affiliated  entity with respect to the Assets or the Business may be:  (i) in violation  of  any  Environmental  Law,  (ii)  subject  to liabilities or obligations for any cleanup, remediation or corrective  action  under  any  Environmental  Law,  (iii)

               subject  to  claims  arising under any Environmental  Law,

               including claims for personal injury, property damage,  or damage  to  natural resources, (iv) subject to liabilities or  obligations  incurred to enable  the  Assets  and  the

               Business  to  comply with any Environmental  Law,  or  (v)

               subject  to  any  fines  or penalties  arising  under  any

               Environmental Law.

Permits
 .   The  Permits disclosed on Schedule 3.14 are all material  Permits  or other  authorizations of governmental authorities necessary  or  required for  the production of products of the Business or for the conduct of the

Business as currently conducted.  There is no action pending, or  to  the

Seller's  knowledge,  threatened, seeking the  revocation,  cancellation,

suspension or adverse modification of any material Permit.

Contracts
 .   Schedule 3.15 sets forth a list of all material contracts, agreements and licenses used in the Business.  Except as set forth on Schedule 3.15,

each Contract is valid and in full force and effect and is enforceable in accordance with its respective terms.  To Seller's knowledge, neither the

Seller  nor  any Subsidiary has received any notice of any  modification,

termination  or  cancellation of any Contract.  Except as  set  forth  on

Schedule  3.16, no consent, approval or authorization of any third  party is  required for the assignment of each Contract to the Buyer.  There are no  material disputes, oral agreements or forbearance programs in  effect as  to  the Contracts and there has not occurred any material default  by the Seller or a Subsidiary or, to the Seller's knowledge, any other party of any Contracts.

Required Consents, Approvals and Filings
 .   Except  as  set  forth in Schedule 3.16, no consent  or  approval  is required  by  virtue  of  the  execution hereof  by  the  Seller  or  the consummation of any of the transactions contemplated herein by the Seller to  avoid  the  violation  or breach of, or the  default  under,  or  the creation  of  a lien or other encumbrance on the Assets pursuant  to  the terms  of  any  regulation,  order, decree  or  award  of  any  court  or governmental  agency or any Lease or Contract to which the  Seller  or  a

Subsidiary is a party or to which the Business or the Assets is  subject.

Except for filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR"), and as set forth on Schedule 3.16, there are

no   filings  or  similar  procedures  required  with  respect   to   any

governmental body in connection with the consummation of the transactions contemplated hereby.

No Conflict
 .  Subject to obtaining the consents and approvals and making the filings described  in Section 3.16, the execution and delivery of this  Agreement by  the  Seller,  and  the consummation of the transactions  contemplated herein  by  the Seller will not (with or without the giving of notice  or the  lapse  of  time or both): (i) violate or conflict with  any  of  the provisions  of  any  charter document or bylaw of  the  Seller;  or  (ii)

violate,  conflict with or result in a breach or default under  or  cause termination  of  any  term  or  condition  of  any  mortgage,  indenture,

contract,  license, permit, instrument, or other agreement,  document  or instrument to which the Seller or a Subsidiary is a party or by which the

Seller,  a  Subsidiary or the Assets may be bound, or (iii)  violate  any provision  of  law  or any valid and enforceable court  order,  judgment,

decree or ruling of any governmental authority, to which the Seller or  a

Subsidiary is a party or by which it or its properties may be  bound,  or

(iv)  result  in  the  creation  or  imposition  of  any  lien  or  other encumbrance upon any Asset, except as to clauses (i) through (iv)  above,

any such matters that would not (X) involve or affect the Business or the

Assets,  or  (Y)  prevent or delay the consummation of  the  transactions contemplated herein.

Intellectual Property
 .  Schedule 3.18 sets forth a list of all material trademarks and patents and  describes  the  material copyrights and other intellectual  property used primarily in the Business (the "Intellectual Property").  Except  as

set  forth  on  Schedule  3.18, the Seller or a  Subsidiary  owns  or  is licensed  under a Contract to use all the Intellectual Property  and  the

Technical Information, free and clear of any liens or other encumbrances.

All  registrations listed in Schedule 3.18 are in good  standing  and  in full  force and effect in accordance with their terms.  Unless  otherwise noted  on  Schedule 3.18, none of the Intellectual Property, or  Seller's ownership  or use thereof, is subject to any pending or, to the knowledge of  the Seller, threatened challenge.  Except as noted on Schedule  3.18,

Seller is not aware of any circumstances indicating that any person is or has  been infringing on any rights in the Intellectual Property.  To  the

Seller's  knowledge, neither (i) the use by the Seller or any  Subsidiary of  the  Intellectual  Property, nor (ii)  the  making,  using,  selling,

offering  to  sell, importing or exporting of the MemoryLens  intraocular lens, infringes or otherwise violates the rights of any other party.

Taxes
 .   Except  as  set  forth in Schedule 3.19, (i)  all  material  tax  and informational returns and related information required to be filed by  or on  behalf of the Seller or any Subsidiary relating to the Assets or  the

Business  prior  to  the  date hereof have been  prepared  and  filed  in accordance  with  applicable  law, and all  taxes,  interest,  penalties,

assessments and deficiencies relating to the Assets or the Business  that have  become due pursuant to such returns or any assessments or otherwise have been paid in full; (ii) all such returns are true and correct in all material  respects,  and  there  is no unresolved  claim  concerning  any federal,  state,  local or foreign tax liability; and  (iii)  all  monies required  to  be  withheld  by  the Seller or  any  Subsidiary  from  the employees  of the Business have been collected and withheld,  and  either paid to the appropriate governmental agency or will be paid by the Seller on or before their due date.

Inventory
 .   A listing of inventory will be provided by the Seller to the Buyer as of  the  Closing  Date,  and will be true and  correct  in  all  material respects  as  of  the  date  of such listing.  Except  for  the  Retained

Inventory,  each item of inventory identified in the aforementioned  list has  been  manufactured,  packaged and labeled in  accordance  with  Good

Manufacturing  Practices  and all other applicable  requirements  of  the

United States Food and Drug Administration.

Key Customers and Representatives
 .   Schedule  3.21(a)  sets forth each customer  of  the  Business  which accounted for ten percent (10%) or more of the worldwide net sales of the

Business  in  any  of  the last two fiscal years of  the  Business  ("Key

Customers").    Schedule  3.21(b)  sets  forth  each  independent   sales

representative who accounted for ten percent (10%) or more of the  United

States  net sales of the Business in any of the last two fiscal years  of the Business ("Key Representative").  To the knowledge of the Seller,  no

Key  Customer  or  Key Representative has delivered to the  Seller  or  a

Subsidiary any notice of termination or indication or intent to terminate or modify its relationship with the Business.

Equipment
 .   A listing of Equipment will be provided by the Seller to the Buyer as of  the  Closing  Date,  and will be true and  correct  in  all  material respects  as  of  the date of such listing.  To Seller's  knowledge,  the

Equipment  which  is material to the operation of the Business,  as  such

Equipment is used by the Seller and the Subsidiaries in the operation  of the Business, is in good working order and condition and repair.

Disclosure
 .  No representation or warranty by the Seller in this Agreement, nor any statement, document, certificate or schedule furnished or to be furnished by  the  Seller  or  a  Subsidiary in connection  with  the  transactions contemplated  by this Agreement, shall, as of the date furnished  to  the

Buyer  and  as  of the Closing Date (other than changes in  the  ordinary course  of  business  prior  to the Closing  Date),  contain  any  untrue statement  of a material fact or omit a material fact necessary  to  make the statements contained therein not misleading.

Disclaimer
 .   EXCEPT  AS  SET  FORTH  IN THIS ARTICLE 3, (A)  THE  SELLER  AND  THE

SUBSIDIARIES  MAKE  NO REPRESENTATION OR WARRANTY,  EXPRESS  OR  IMPLIED,

RELATING  TO  THE ASSETS OR THE BUSINESS, INCLUDING, WITHOUT  LIMITATION,

ANY  REPRESENTATION OR WARRANTY AS TO VALUE, MERCHANTABILITY, FITNESS FOR

A  PARTICULAR PURPOSE OR FOR ORDINARY PURPOSES, OR ANY OTHER MATTER;  AND

(B)  THE  ASSETS  AND  BUSINESS OF THE SELLER AND THE SUBSIDIARIES  BEING

TRANSFERRED TO THE BUYER ARE CONVEYED ON AN "AS IS, WHERE IS" BASIS AS OF

THE CLOSING, AND THE BUYER SHALL RELY UPON ITS OWN EXAMINATION THEREOF.

- BUYER'S REPRESENTATIONS AND WARRANTIES
     The  Buyer  represents and warrants to the Seller  as  of  the  date hereof as follows:

Organization
 .   CIBA  Vision  Corporation is a corporation  duly  organized,  validly existing  and  in good standing under the laws of the State of  Delaware,

CIBA  Vision AG is a corporation duly organized validly existing  and  in good  standing under the laws of Switzerland and CIBA Vision Puerto  Rico is  a  corporation duly organized validly existing and in  good  standing under  the  laws  of Puerto Rico.  The Buyer has all requisite  corporate power  and  authority to carry on and conduct its business as it  is  now being  conducted, to own or lease its assets and properties and  is  duly qualified and in good standing in every jurisdiction in which the conduct of  its  business  or  ownership of its  assets  requires  it  to  be  so qualified.

Corporate Power and Authority
 .   The Buyer has the right, power  and capacity to execute, deliver  and perform  this Agreement and the Transaction Agreements and to  consummate the transactions contemplated by this Agreement.  The execution, delivery

and   performance  of  this  Agreement,  and  the  consummation  of   the

transactions  contemplated hereby, have been duly and validly  authorized

by  all  necessary  corporate action on the  part  of  the  Buyer.   This

Agreement  has  been,  and  each  of  the  Transaction  Agreements  after execution  and delivery thereof at the Closing will have been,  duly  and validly  executed and delivered by the Buyer and constitute  the  Buyer's legal,  valid and binding obligation, enforceable in accordance with  its terms.

Required Consents, Approvals and Filings
 .   Except  as  set  forth  on Schedule 4.3, no consent  or  approval  is required  by  virtue  of  the  execution  hereof  by  the  Buyer  or  the consummation of any of the transactions contemplated herein by the  Buyer to  avoid  the  violation  or breach of, or the  default  under,  or  the creation  of a lien or other encumbrance on assets of the Buyer  pursuant to  the  terms of any regulation, order, decree or award of any court  or governmental  agency or any lease, agreement, contract,  mortgage,  note,

license,  or  any other instrument to which the Buyer is a  party  or  to which it or any of its property is subject.  Except for filings under HSR and  applicable securities laws, and as set forth on Schedule 4.3,  there are  no  filings  or  similar procedures required  with  respect  to  any governmental body in connection with the consummation of the transactions contemplated hereby.

No Conflict
 .   Subject to obtaining the consent and approvals and making the filings described in Section 4.3, the execution and delivery of this Agreement by the  Buyer, and the consummation of the transactions contemplated  herein by  the Buyer will not, with or without the giving of notice or the lapse of  time, or both, (i) violate or conflict with any of the provisions  of any  charter document or bylaw of the Buyer, (ii) violate, conflict  with or  result in breach or default under or cause termination of any term or

condition   of  any  mortgage,  indenture,  contract,  license,   permit,

instrument, or other agreement, document or instrument to which the Buyer is  a  party or by which the Buyer or any of its properties may be bound,

or  (iii) violate any provision of law or any valid and enforceable court order,  judgment,  decree,  or ruling of any governmental  authority,  to which  Buyer is a party or by which Buyer or its properties may be bound,

and  except  as to clause (i) through (iii) above, any such matters  that

would   not   prevent  or  delay  the  consummation  of  the  transaction contemplated herein.

Litigation
 .   There  is no suit, investigation, action or other proceeding pending,

or  to  the  Buyer's knowledge, threatened before any court,  arbitration tribunal, or judicial, governmental or administrative agency, against the

Buyer  which would have a material adverse effect on the ability  of  the

Buyer to perform its obligations hereunder or which seeks to prevent  the consummation of the transactions contemplated herein.

Financing
 .   The  Buyer  will  have  available at Closing  sufficient  immediately available  funds  to enable the Buyer to pay the Purchase  Price  to  the

Seller  and  to  effect  the consummation of the  transactions  described herein.

- COVENANTS OF THE PARTIES
Operations Pending Closing
 .   The  Seller  hereby  agrees  that,  except  as  contemplated  by  the

Restructuring  or  as set forth on Schedule 5.1 or  as  consented  to  in writing  by  the  Buyer  (such consent not to be unreasonably  withheld),

pending  the  Closing, the Seller and the Subsidiaries shall operate  and conduct  the  Business  in the ordinary course and consistent  with  past practices of the Seller and the Subsidiaries.  Pursuant thereto  and  not in limitation of the foregoing:

          (a)   The  Seller  and the Subsidiaries will maintain,  in  all

     material  respects,  the  Assets in their present  state  of  repair

     (ordinary  wear  and tear excepted), and will use  its  commercially reasonable  best efforts to preserve the good will of  its  business and  relationships with the Employees, and customers  and  suppliers with whom it has business relations.  Notwithstanding the foregoing,

     the   voluntary  resignation  or  termination  for  cause   of   any

     Employee(s) (including but not limited to the senior managers of the

     Business) or any sales representative or the election by a  customer or  supplier  to  curtail  or  cease  business  relations  with  the

     Business,  shall  not be deemed a breach of, or  failure  to  comply with, this Section 5.1(a).

          (b)   Except  as set forth on Schedule 5.1(b), or in connection

     with  the Restructuring, or without the written consent of the Buyer

     (such  consent  not to be unreasonably withheld),  or  as  otherwise contemplated by this Agreement, the Seller and the Subsidiaries will not take any of the following actions between the Effective Date and the Closing Date:

          1)   Sell,  transfer  or  otherwise  dispose  of  any  material

               Assets,  except  for inventory in the ordinary  course  of business  and other tangible personal property retired  or replaced in the ordinary course of business;

          2)   Enter into any material contract or commitment relating to the  Business or the Assets, except purchase orders in the ordinary course of business;

          3)   Create  any  material mortgage, lien,  security  interest,

               pledge  or  other encumbrances, on the Assets, except  for

               Permitted Liens;

          4)   Cause  the  Business  to incur or discharge  any  material obligation or liability, except in the ordinary course  of business;

          5)   Increase the rate or terms of the compensation payable  to the  Hired  Employees, or increase or amend  any  employee benefit  plan  in  which the Hired Employees  participate,

               except  increases or amendments occurring in the  ordinary course  of business, including normal periodic performance reviews and related compensation and benefit increases, or as required by any Contract;

          6)   Waive any material claims or rights;

          7)   Amend,  terminate or assign any Contract,  except  in  the

               ordinary   course   of  business  consistent   with   past

               practices;

          8)   Solicit any third party concerning the sale or transfer of the  Assets, the Business or any part thereof (except  for sale  of  inventory in the ordinary course  of  business),

               whether directly or through a representative or otherwise;

          9)   Fail  to meet any material contractual obligations of  the

               Business  or fail to perform and pay their obligations  as they mature in the ordinary course of business;

          10)  Fail to make payments and filings required to continue the

               Intellectual Property; or

          11)  Fail  to  comply  with all laws, ordinances,  regulations,

               orders,  injunctions or decrees, or any other requirements of  any governmental body applicable to the conduct of the

               Business or the ownership or operation of the Assets,  and with the Permits; and

          (c)   The Seller will promptly advise Buyer in writing  of  any

     material  adverse  change in the Assets or the conduct,  operations,

     properties  or  condition (financial or otherwise) of the  Business,

     promptly after obtaining knowledge of such change.

          (d)   After the Effective Date, the Seller and the Subsidiaries

     will not discard, and will use their best efforts to segregate,  any inventory  which  would  otherwise  normally  be  discarded  in  the ordinary  course of business.  Such inventory which would  otherwise be  discarded is referred to as "Retained Inventory".  The foregoing agreement by the Seller and the Subsidiaries not to dispose  of  the

     Retained  Inventory has been included at the request of  the  Buyer.

     THE  SELLER AND THE SUBSIDIARIES MAKE NO REPRESENTATION OR WARRANTY,

     EXPRESS  OR  IMPLIED, RELATING TO THE RETAINED INVENTORY, INCLUDING,

     WITHOUT  LIMITATION,  ANY REPRESENTATION OR WARRANTY  AS  TO  VALUE,

     MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE  OR  FOR  ORDINARY

     PURPOSES,  OR  ANY  OTHER MATTER.  THE RETAINED  INVENTORY  WILL  BE

     TRANSFERRED ON AN "AS IS, WHERE IS" BASIS AS OF THE CLOSING.

Access
 .  From the Effective Date through the Closing Date, the Seller will, and will  cause  the  Subsidiaries  to,  (i)  provide  the  Buyer  with  such information  as the Buyer may from time to time reasonably  request  with respect  to the Assets and the Business and the transactions contemplated by this Agreement, and (ii) provide the Buyer, upon reasonable notice and during  regular  business  hours, access to  the  Real  Property,  books,

records, offices, counsel, accountants and employees of the Business  and those  of the Seller and the Subsidiaries as such relate to the Business,

as the Buyer may from time to time reasonably request, which access shall not  be  unreasonably  denied.  Any access will be conducted  in  such  a manner  so  as  not to interfere unreasonably with the operation  of  the business  of  the Seller and the Subsidiaries, and any representative  of the Buyer shall, at all times while in the facilities of the Seller or  a

Subsidiary, be accompanied by an employee(s) or representative(s) of  the

Seller.  The Seller shall also have the right to require, prior to  entry onto  any  of  the  Real Property or the facilities of the  Seller  or  a

Subsidiary by contractors acting on behalf of the Buyer, that  the  Buyer provide  the Seller with evidence of the contractor's insurance  in  form and  amount reasonably satisfactory to the Seller, including contractor's insurance that names the Seller as an insured.  At the Seller's  request,

the  Buyer shall furnish to the Seller at the Buyer's expense a  copy  of all  information obtained by the Buyer as a result of any such access  by contractors  acting on behalf of the Buyer.  The Buyer shall  inform  its representatives  and  agents  of  the  Confidentiality  Agreement,  dated

December  10,  1998 by and between the Seller and the  Buyer,  and  shall cause said representatives to abide by such Confidentiality Agreement and the  Seller's  rules  and  regulations  regarding  safety,  security  and operations.  The Buyer shall and hereby does indemnify, defend  and  hold harmless  the Seller Protected Parties (as defined in Section 10.2)  from and  against  any and all Losses (as defined in Section  10.1)  that  may arise in connection with or as a result of the Buyer's access to the Real

Property  or the Business, and the Buyer further agrees to be responsible for  and bear all costs and expenses related to any of the Buyer's access to the Real Property or the Business.

Preparation of Supporting Documents
 .   In  addition to such actions as the parties may otherwise be required to  take  under  this Agreement or applicable law in order to  consummate this  Agreement  and  the transactions contemplated  hereby  and  by  the

Transaction  Agreements, the parties will take such action, furnish  such information,  and  prepare, or cooperate in preparing,  and  execute  and deliver such certificates, agreements and other instruments as the  other party  may reasonably request from time to time, before, at or after  the

Closing, with respect to compliance with obligations of the Buyer or  the

Seller in connection with the transactions contemplated hereby or by  the

Transaction  Agreements.   Without limiting the  foregoing,  the  parties

agree  at  the Closing to execute a memorandum setting forth the  control numbers  of  (i) the final products of the Business manufactured  by  the

Seller  or  a  Subsidiary prior to the Closing,  and  (ii)  the  products included in the Retained Inventory.

Approvals of Third Parties; Satisfaction of Conditions to Closing
 .   The  Seller  and  the  Buyer will use their  reasonable,  good  faith efforts,  and  will cooperate with one another, to secure  all  necessary consents,  approvals,  authorizations and  exemptions  from  governmental agencies  and  other  third parties, including, without  limitation,  all

consents  and approvals required by Sections 7.4, 7.5, 8.4 and  8.5.   In

the event that any required consent or approval is not obtained prior  to the  Closing,  the  Seller and the Buyer will use their  reasonable  good faith  efforts to obtain such consent or approval as promptly as possible after  the  Closing, and until such consent or approval is  obtained,  to

cooperate   with   each  other  in  reasonable  arrangements   (such   as

subcontracting,  sublicensing  or subleasing)  designed  to  achieve  the purposes  of  this  Agreement.  The Seller will use its reasonable,  good faith  efforts to obtain the satisfaction of the conditions specified  in

Article  8.  The  Buyer will use its reasonable, good  faith  efforts  to obtain the satisfaction of the conditions specified in Article 7.

Hart-Scott-Rodino Notification
 .   The  Seller  and  the Buyer will each promptly  prepare  and  file  a notification  with  the  United States Justice Department  (the  "Justice

Department") and the Federal Trade Commission (the "FTC") as required  by

HSR.   The  Seller  and  the  Buyer will cooperate  with  each  other  in connection  with the preparation of such notification, including  sharing information concerning sales and ownership and such other information  as may be needed to complete such notification, and providing a copy of such notification  to the other prior to filing.  Each of the Seller  and  the

Buyer will keep confidential all information about the other obtained  in

connection  with the preparation of such notification.   The  filing  fee

required  under  the regulations promulgated pursuant  to  HSR  shall  be shared  equally  by the Buyer and the Seller.  The Buyer and  the  Seller

will  cooperate  to  respond to all inquiries and  requests  for  further information associated with the HSR filing.  A party receiving a  Request for  Additional  Information and Documentary Material ("Second  Request")

from  the Justice Department and/or the FTC shall notify the other  party and  respond  thereto as soon as reasonably possible  and  in  any  event within seventy-five (75) days of receipt of such Second Request.

Financial and Tax Services
 .   It  is  recognized that one or more party may need tax, financial  or other  data after the Closing Date with respect to the Business  covering fiscal  periods  prior  to the Closing Date in order  to  facilitate  the

preparation   of   tax  returns  or  in  connection   with   any   audit,

investigation,  litigation,  amended return,  claim  for  refund  or  any proceeding  in  connection  therewith or to comply  with  the  rules  and regulations of the Internal Revenue Service, the Securities and  Exchange

Commission or any other governmental organization or agency.  The parties will  render reasonable cooperation and will afford access during  normal business  hours to all books, records, data and personnel concerning  use and ownership of the Assets and the operation and conduct of the Business with  respect to periods prior to and including the Closing Date to  each other  and  their  auditors,  accountants, counsel  or  other  authorized representatives  for such purpose.  The parties will  also  each  execute such  documents as the other may reasonably request in order to file  any required reports or tax returns and provide the other with prompt written notice  upon  receipt  of  any written claim,  notice  of  deficiency  or proposed  or  actual  assessment pertaining to the Business  which  could affect  the  tax liability of the other.  The party requesting assistance from  the  other party will bear all reasonable out-of-pocket  costs  and expenses incurred by such assisting party (excluding salaries or wages of its employees).

Transfer Taxes
 .   All  sales or transfer taxes, including but not limited to,  document recording  fees,  real property transfer taxes, sales and  excise  taxes,

arising out of or in connection with the consummation of the transactions contemplated herein shall be borne one-half by the Buyer and one-half  by

the  Seller.   The  Buyer  shall furnish the Seller  with  any  necessary certificates of tax exemption.

Notice and Opportunity to Cure.
          (a)   If between the Effective Date and the Closing Date either

     party   becomes   aware   that  any  of  the  representation(s)   or

     warranty(ies) of the Seller and/or the Subsidiaries are or  will  be untrue or inaccurate ("Inaccuracy"), such party will promptly notify

     the   other   and  the  corresponding  Schedule  will  be   promptly

     supplemented or amended.  In any such case, even if such  Inaccuracy would be likely to be material, the Seller can elect to take any  of the following actions, in which case the Buyer shall be obligated to close the transaction contemplated hereby if all other conditions to

     Closing in Article 8 have been satisfied:

          1)   prior  to Closing, the Seller can cure such Inaccuracy  to the  reasonable  satisfaction of the Buyer  by  correcting such  Inaccuracy  without  any  potential  Loss,  risk  or adverse effect to the Buyer;

          2)   if   the   Inaccuracy  can  be  cured  to  the  reasonable

               satisfaction  of the Buyer by the Seller's assumption  of,

               and  indemnification for, any Losses  resulting  from  any such Inaccuracy, the Seller can agree to the unconditional

               and   unlimited   assumption   of   liability   for,   and

               indemnification of the Buyer for, any such Loss; or

          3)   if  the Inaccuracy cannot be cured by the Seller prior  to

               Closing  with  commercially reasonable best efforts,  then the  Seller  can  present to the Buyer a plan,  reasonably satisfactory  to the Buyer, to cure such Inaccuracy  after the  Closing  including  the  Seller's  unconditional  and unlimited  indemnification of the Buyer for any  potential

               Losses resulting from any such Inaccuracy.

     If the Seller satisfies all conditions in any of clauses (1), (2) or

     (3)  above, then the appropriate Schedule(s) will be updated and the

     Inaccuracy  shall  be  deemed corrected for  all  purposes  of  this

     Agreement  (including  without  limitation  Section  10.1   hereof);

     provided, however, that except as contemplated hereby and by Section

     3.10 hereof, the Seller shall not otherwise have any right to update such Schedules.  The parties acknowledge and agree that the Seller's indemnity  provided  in this Section 5.8 is without  regard  to  the provisions of Article 10 hereof.

          (b)    If  the  parties  discover  an  Inaccuracy  between  the

     Effective  Date  and the Closing Date, but such  Inaccuracy  is  not material,  then the parties acknowledge and agree that the condition in  Section  8.1  of this Agreement will nevertheless  be  satisfied insofar as Section 8.1 relates to the required degree of accuracy of the  representations and warranties as of the Closing Date and after the  Closing  the  Buyer  may not assert  an  indemnification  claim

     against   Seller  under  Article  10  hereof  in  respect  of   such

     Inaccuracy.

Covenant Not to Compete
 .  For a period of five (5) years following the Closing Date, neither the

Seller, nor any Affiliate of Seller shall, directly or indirectly,  as  a

shareholder,   owner,   partner,  principal,   agent,   joint   venturer,

consultant, advisor, independent contractor or otherwise, alone  or  with any  other  person or entity, engage in the development,  manufacture  or marketing of lenses to be surgically placed in the eye.

Inventory
 .   Following  the Closing, all inventory included in the Assets  (except for  the  Retained  Inventory)  will be handled,  packaged,  labeled  and distributed by the Buyer in accordance with Good Manufacturing  Practices and  all other applicable requirements of the United States Food and Drug

Administration.

- COVENANTS AS TO EMPLOYEES
Employees and Employee Benefits.
          (a)   The  Buyer  anticipates that it will,  but  is  under  no

     obligation  to, offer employment, effective as of the Closing  Date,

     to  (i)  all persons who are employees of the Seller or a Subsidiary who  are  assigned exclusively to the Puerto Rico  facility  of  the

     Business as of May 1, 1999 and (ii) selected employees of the Seller or  a  Subsidiary located in Santa Barbara, California or  elsewhere who  are  assigned  primarily to the Business  as  of  May  1,  1999

     (collectively,  the "Business Employees").  The Buyer  shall  notify the  Seller at least ten (10) days prior to the Closing Date  as  to which of the Business Employees in Puerto Rico, if any, it will  not offer  employment, and will offer employment to all  other  Business

     Employees in Puerto Rico at least one (1) week prior to the  Closing

     Date.  The Buyer shall also notify the Seller at least ten (10) days prior  to the Closing Date as to which of the Business Employees  in

     Santa  Barbara,  if any, it will offer employment,  and  will  offer employment to such Business Employees at least one (1) week prior to

     the  Closing  Date.   Neither the Seller nor the  Subsidiaries  will

     discourage  (by active solicitation of employment or otherwise)  any

     Business  Employee from accepting the Buyer's offer  of  employment.

     Business  Employees who accept the Buyer's offer of  employment  are herein referred to as the "Hired Employees."

          (b)   The  Buyer  and  its Affiliates will  treat  service  and

     employment  of  Hired Employees with the Seller,  the  Subsidiaries,

     their  Affiliates and any predecessor employers prior to the Closing

     Date  as  service  and  employment with the Buyer  for  purposes  of

     Buyer's vacation policies.

          (c)   The Buyer shall offer group health care plan coverage  to

     all  Hired  Employees, their spouses and eligible  dependents.   The

     Seller  shall  offer continuation health care plan coverage  to  all

     Hired  Employees, their spouses and eligible dependents as  required by  the  Consolidated  Omnibus Budget  Reconciliation  Act  of  1985

     ("COBRA") and other applicable laws.  The Buyer shall reimburse  the

     Seller for all premiums and other out-of-pocket expenses incurred by the  Seller  or any Subsidiary in connection with the  provision  of such  continuation  coverage during the 60 day  waiting  period  for

     Hired  Employees,  their spouses and eligible dependents  under  the

     Buyer's group health care plans.

          (d)   The Seller and the Subsidiaries hereby waive, as  of  the

     Closing  Date,  all confidentiality obligations in  their  favor  to which any of the Hired Employees are subject to the extent the Hired

     Employees  need  to use or disclose confidential information  solely concerning  the Business in connection with the continued  operation of the Business after the Closing Date.

Seller Obligations
 .   The  Seller  shall  retain all liabilities  and  claims  for  salary,

bonuses,  back-pay, commissions, employee plans, benefit arrangements  or other  employment-based claims due employees or former employees  of  the

Seller  or a Subsidiary arising prior to the Closing, including, but  not limited to, obligations to any employee of the Seller or a Subsidiary and to  such  individual's  spouse and eligible dependents  under  any  group health  care  plan subject to the requirements of COBRA (subject  to  the provisions  of Section 6.1(c)), for the payment of any severance  to  any

Business  Employee not employed by the Buyer following the Closing  Date,

and  for any claims brought by any such Business Employee relating to any

termination  of employment by the Seller or any Subsidiary.   The  Seller

shall comply with any applicable laws relating to the termination by  the

Seller or the Subsidiaries of any employees thereof.

- CONDITIONS TO SELLER'S OBLIGATIONS
     Each of the obligations of the Seller to consummate the transactions contemplated  hereby  will  be subject to the  satisfaction  (or  written waiver  by  the Seller) at or prior to the Closing Date of  each  of  the following conditions.

Representations and Warranties True at Closing Date; Performance of
Agreements
 .   Except for changes as may be contemplated by this Agreement, each  of the  representations  and  warranties of  the  Buyer  contained  in  this

Agreement must be true in all material respects on and as of the  Closing

Date with the same force and effect as though made on and as of such date unless the representation and warranty is made as of a specified date and except  to  the  extent  that  the failure of  such  representations  and warranties to be true as of the Closing Date would not, in the aggregate,

have  a  material  adverse  effect on the Seller;  the  Buyer  must  have performed  and  complied in all material respects with the covenants  and agreements set forth herein to be performed or complied with by it on  or before  the  Closing  Date,  including  execution  and  delivery  of  the

Transaction Agreements; and the Buyer must have delivered to the Seller a certificate  dated  the Closing Date and signed by  its  duly  authorized officer to all such effects.

Litigation
 .   No  suit,  investigation, action or other proceeding is  pending,  or overtly  threatened,  against the Buyer or the Seller,  a  Subsidiary  or their  Affiliates  before  any  court or governmental  agency  which  has resulted,  or  in  the reasonable opinion of counsel for  the  Seller  is likely to result, in the restraint or prohibition of the consummation  of the  transactions contemplated hereby or in a material adverse effect  on the Business, the Assets, the Seller or a Subsidiary.

Opinion of Counsel to Buyer
 .   The  Seller shall have received from counsel to the Buyer an opinion,

dated the Closing Date, reasonably satisfactory in form and substance  to the Seller.

Required Governmental Approvals
 .   All governmental authorizations, consents and approvals necessary for the  valid consummation of the transactions contemplated hereby must have

been  obtained  and  must  be in full force and effect.   All  applicable

governmental pre-acquisition filing, information furnishing  and  waiting period  requirements,  including expiration  of  all  applicable  waiting periods  pursuant  to HSR, the absence of which would be  material,  must

have  been  met  or  such  compliance  must  have  been  waived  by   the

governmental authority having authority to grant such waivers.

Other Necessary Consents
 .   The  parties must have obtained all consents and approvals listed  on

Schedule  3.16 and Schedule 4.3, or, if any required consent or  approval has  not  been  obtained, the parties must have agreed to an  alternative arrangement as contemplated by the second sentence of Section 5.4.

- CONDITIONS TO BUYER'S OBLIGATIONS
     Each  of the obligations of the Buyer to consummate the transactions contemplated hereby is subject to the satisfaction (or written waiver  by the  Buyer)  at  or  prior to the Closing Date of each of  the  following conditions.

Representations and Warranties True at Closing Date; Performance of
Agreements
 .   Except for changes as may be contemplated by this Agreement, each  of the  representations  and  warranties of the  Seller  contained  in  this

Agreement must be true in all material respects on and as of the  Closing

Date  with  the same force and effect as though made on and  as  of  such date,  unless  the representation or warranty is made as of  a  specified date;  the  Seller  must  have performed and  complied  in  all  material respects with the respective covenants and agreements set forth herein to be  performed  or  complied  with by it on or before  the  Closing  Date,

including execution and delivery of the Transaction Agreements;  and  the

Seller  must have delivered to the Buyer a certificate dated the  Closing

Date and signed by its duly authorized officer to all such effects.

Litigation
 .   No  suit,  investigation, action or other proceeding is  pending,  or overtly  threatened,  against the Buyer or the Seller,  a  Subsidiary  or their  Affiliates  before  any  court or governmental  agency  which  has resulted, or in the reasonable opinion of counsel for the Buyer is likely to  result,  in restraint or the prohibition of the consummation  of  the transactions contemplated hereby or in a material adverse effect  on  the

Business, the Assets or the Buyer.

Opinion of Counsel to the Seller
 .   The  Buyer  shall have received from Chief Counsel of the  Seller  an opinion,  dated  the Closing Date, reasonably satisfactory  in  form  and substance to the Buyer.

Required Governmental Approvals
 .   All governmental authorizations, consents and approvals necessary for the  valid consummation of the transactions contemplated hereby must have

been  obtained  and  must  be in full force and effect.   All  applicable

governmental pre-acquisition filing, information furnishing  and  waiting period  requirements,  including expiration  of  all  applicable  waiting periods pursuant to HSR, must have been met or such compliance must  have been  waived by the governmental authority having authority to grant such waivers.

Other Necessary Consents
 .   The  parties must have obtained all consents and approvals listed  on

Schedule  3.16  and Schedule 4.3, or, if any required consent or approval has  not  been  obtained, the parties must have agreed to an  alternative arrangement as contemplated by the second sentence of Section 5.4.

- CLOSING
Closing
 .   The  closing of the transactions contemplated hereby (the "'Closing")

will take place at 9:00 a.m.  Pacific Time on the "Closing Date," at  the

offices  of  the  Seller located at 201 Mentor Drive, Santa  Barbara,  CA

93111,  or at such other place as may be mutually agreeable.  Subject  to

Section 10.5, and subject to satisfaction or waiver of the conditions  to the  Seller's and the Buyer's obligations set forth in Articles 7 and  8,

respectively,  the Closing Date will be June 30, 1999 or  on  the  second business  day  following  expiration of all  applicable  waiting  periods pursuant  to HSR, which date shall be selected at the Buyer's option,  or such  other date as the parties may mutually agree.  At the Closing,  the

parties   hereto  will  duly  execute  and  deliver  all  documents   and

instruments  required  to  be delivered, and  the  Buyer  will  make  all payments to the Seller required to be paid at the Closing as provided  in this Agreement.

Termination Prior to Closing
 .   Notwithstanding the foregoing, the parties will be  relieved  of  the obligation to consummate the Closing and purchase or sell the Assets:

          (a)  By the mutual written consent of the Buyer and the Seller;

          (b)   By the Seller in writing, without liability, if the Buyer

     (i)  fails  to  perform  in  any  material  respect  its  agreements contained herein required to be performed by it on or prior  to  the

     Closing   Date,   or   (ii)   materially   breaches   any   of   its

     representations,  warranties or covenants  contained  herein,  which failure  or  breach is not cured, to the reasonable satisfaction  of the Seller, within twenty (20) days after the Seller has notified in writing  the  Buyer of such failure or breach and of its  intent  to terminate this Agreement pursuant to this subparagraph;

          (c)   By the Buyer in writing, without liability, if the Seller

     (i)  fails  to  perform  in  any  material  respect  its  agreements contained herein required to be performed on or prior to the Closing

     Date,  or  (ii)  materially  breaches any  of  its  representations,

     warranties or covenants contained herein, which failure or breach is not  cured,  to  the  reasonable satisfaction of the  Buyer,  within twenty  (20) days after the Buyer has notified in writing the Seller of  such  failure  or  breach and of its intent  to  terminate  this

     Agreement pursuant to this subparagraph;

          (d)   By  either  the Seller or the Buyer in  writing,  without

     liability, if there is issued any order, writ, injunction or  decree of  any  court or governmental or regulatory agency binding  on  the

     Buyer or the Seller or a Subsidiary which prohibits or restrains the

     Buyer  or the Seller from consummating the transactions contemplated hereby;  provided  that  the Buyer and the Seller  have  used  their reasonable,  good  faith  efforts to  have  any  such  order,  writ,

     injunction or decree lifted and the same has not been lifted  within sixty  (60)  days after entry, by any such court or governmental  or regulatory agency;

          (e)   By  either  the Seller or the Buyer in  writing,  without

     liability,  if for any reason the Closing has not occurred  by  July

     15,  1999 other than as a result of the breach of this Agreement  by the party attempting to terminate this Agreement; provided, however,

     that in the event that a Second Request is received by a party, such deadline  of July 15, 1999 shall be extended by the number  of  days

     (not to exceed seventy-five (75)) elapsed between the receipt of the

     Second Request and the submission of the party's response thereto.

Termination of Obligations
 .   Termination of this Agreement pursuant to Section 9.2 will  terminate all  obligations  of  the parties hereunder, except for  the  obligations under  Article 10 (Indemnity Claims), and this Section, and Sections  5.2

(Indemnification and Confidentiality Obligations Regarding Access),  11.1

(Expenses),  11.7  (Brokerage) and 11.9 (Public Announcements);  provided

that   termination  pursuant  to  subparagraphs  (b),  (c),  or  (e)   of

Section  9.2  will not relieve a defaulting or breaching party  from  any liability to the other party hereto.

- INDEMNIFICATION
Seller Indemnification.
          (a)   Except as otherwise provided in this Article 10,  and  in

     Article  6  and Sections 2.3, 5.1(d), 5.2 and 11.7, the  Seller  and

     each  Subsidiary will indemnify and reimburse the Buyer for any  and all  claims,  losses, liabilities, damages, penalties, fines,  costs and  expenses (including reasonable attorneys' fees and court costs)

     (collectively,  "Losses") incurred by the Buyer and  its  Affiliates and  their  successors  or assigns, and their respective  directors,

     officers,  employees, consultants and agents (the  "Buyer  Protected

     Parties"),  to the extent such Losses are a result of or  arise  out of:

          1)   any material breach or inaccuracy of any representation or warranty of the Seller or any Subsidiary set forth in this

               Agreement;

          2)   any material breach of, or noncompliance by the Seller  or any  Subsidiary  with, any covenant or  agreement  of  the

               Seller  contained in this Agreement to be performed  after the Closing;

          3)   the Excluded Assets or the Excluded Liabilities;

          4)   any  liabilities or obligations for which the  Seller  has assumed responsibility under Section 6.2 hereof;

          5)   any product liability claim alleged to have been caused by any  products (except Retained Inventory) of the  Business manufactured by the Seller or any Subsidiary prior to  the

               Closing Date;

          6)   any  and  all orders, notices, claims, suits, proceedings,

               investigations   (including,   without   limitation,    by

               Governmental Bodies) or actions at law or in equity  under any  Environmental  Law  (including,  without  limitation,

               changes in law) by third parties relating to:



                          (i)   conditions associated with the Equipment,

                    the  Real  Property or the Business and  any  related

                    acts  or  omissions  of Seller or any  Subsidiary  or

                    predecessor entities at or prior to the Closing Date;



                          (ii)  the  manufacture, generation, processing,

                    distribution,  labeling,  use,  presence,  treatment,

                    removal,  handling, storage, disposal,  transport  or

                    abandoning of any Hazardous Materials at or prior  to

                    the  Closing Date from, on, at, around or  under  the

                    Real  Property, or properties currently or previously

                    owned, operated or leased by Seller or any Subsidiary

                    or  predecessor,  or  by any third  party  acting  on

                    Seller's or a Subsidiary's behalf;



                           (iii)       the   Release  of  any   Hazardous

                    Materials, or the threat of the same, on or prior  to

                    the  Closing Date, into the Environment from, on, at,

                    around  or  under  the Real Property,  or  properties

                    currently or previously owned, operated or leased  by

                    Seller or any Subsidiary or predecessor entities,  or

                    by any third party acting on Seller's behalf;



                          (iv) worker exposure to Hazardous Materials  or

                    other personal injury or property damages relating to

                    releases of Hazardous Materials from, on, at,  around

                    or under the Real Property prior to the Closing Date;



                          (v)  any failure by Seller or any Subsidiary or

                    predecessor entities to obtain any Permit required to

                    be obtained under Environmental Law prior to or as of

                    the Closing Date.

          7)   any  material breach of the representations and warranties provided under Section 3.19 [taxes]; and

          8)   the  Seller's or a Subsidiary's ownership or operation  of the Business or the Assets prior to the Closing Date.

          provided,  however,  that, in each  case,  the  Seller  has  no obligation  to  indemnify the Buyer for any Loss arising  from,

          with respect to, or resulting from Retained Inventory.

          (b)  Notwithstanding anything in the foregoing to the contrary,

     subject to Section 10.3(b) (Time to Assert Claims) and Section  10.4

     (Deductible),   the   Seller's  obligation   for   indemnity   under

     Section  10.1 shall be only up to a maximum aggregate liability  for the Seller and the Subsidiaries as follows:

          (i)  For  claims  described in clauses 5) [product  liability],

               6)  [environmental] or 7) [taxes] of Section  10.1,  there shall be no maximum aggregate liability;

          (ii) For claims arising out of any fraudulent misrepresentation or  fraudulent breach of warranty or covenant or agreement

               by   Seller  or  any  Subsidiary,  the  maximum  aggregate

               liability shall be the Purchase Price;

          (iii)      For  all claims not described in clause (i) or  (ii)

               above,   the   maximum   aggregate  liability   shall   be

               $5,000,000.

Buyer Indemnification
 .   Except as otherwise provided in this Article 10 and in Article 6  and

Sections 5.2 and 11.7, the Buyer will indemnify and reimburse the  Seller for  any  and all Losses incurred by the Seller, a Subsidiary  and  their

Affiliates   and  their  successors  or  assigns,  and  their  respective directors,  officers,  employees, consultants  and  agents  (the  "Seller

Protected Parties"), to the extent such Losses are a result of  or  arise out of:

          1)   any material breach or inaccuracy of any representation or warranty of the Buyer set forth in this Agreement;

          2)   any  material  breach of, or noncompliance  by  the  Buyer with, any covenant or agreement of the Buyer contained  in this Agreement to be performed after the Closing;

          3)   the Assumed Liabilities;

          4)   the  ownership or operation of the Business or the  Assets on or after the Closing Date; and

          5)   the retention, sale or use of the Retained Inventory.

Indemnity Claims.
          (a)   Survival.  The representations, warranties, covenants and

     agreements contained herein, except for covenants and agreements  to be  performed  by  the  parties prior to the Closing,  will  not  be extinguished by the Closing but will survive the Closing, subject to the  limitations set forth in subsection (b) below with  respect  to the time periods within which claims for indemnity must be asserted.

     The covenants and agreements to be performed by the parties prior to the Closing shall expire at the Closing.

          (b)  Time to Assert Claims.  Except for (i) claims described in clauses 5) [product liability], or 7) [taxes] of Section 10.1, which must  be  asserted prior to the expiration of the applicable statute of  limitations, or (ii) claims described in clause 4)  [employees],

     which  must  be  asserted prior to the expiration of the  applicable statute  of  limitations  or  five years  after  the  Closing  Date,

     whichever   is  earlier,  or  (iii)  claims  described   in   clause

     6)  [environmental] of Section 10.1, which shall have no time  limit for assertion, all claims for indemnification under this Article  10 which  are not extinguished by or at the Closing in accordance  with

     Section  10.3(a) must be asserted no later than two years after  the

     Closing Date.

Deductible
 .   The Buyer Protected Parties may make no claim against the Seller  for indemnification pursuant to Section 10.1 unless and until  the  aggregate amount of such claims exceeds $100,000 (the "Deductible"), in which event the  Buyer Protected Parties may claim indemnification for the amount  of such claims in excess of the Deductible.

Notice of Claim
 .   The Buyer Protected Party or the Seller Protected Party, as the  case may  be  (the  "Indemnified Party"), will notify the party  against  whom

indemnification  under  this  Agreement  is  sought  (the   "Indemnifying

Party"),  in  writing,  of any claim for indemnification,  specifying  in reasonable  detail the nature of the Loss, and, if known, the amount,  or

an  estimate  of  the  amount, of the liability arising  therefrom.   The

Indemnified Party's failure or delay in providing such notice  shall  not relieve  the Indemnifying Party of its obligations hereunder unless  (and then  only  to  the  extent that) such failure or  delay  prejudiced  the

Indemnifying Party's ability to defend such claim.  The Indemnified Party will  provide  to  the  Indemnifying Party, as  promptly  as  practicable thereafter,  such  information and documentation  as  may  be  reasonably requested  by  the  Indemnifying Party to support and  verify  the  claim asserted,  so  long  as such disclosure would not violate  the  attorney-

client privilege of the Indemnified Party.

Defense
 .   If the facts pertaining to a Loss arise out of the claim of any third party, or if there is any claim against a third party (other than a Buyer

Protected Party or a Seller Protected Party) available by virtue  of  the circumstances  of  the  Loss, the Indemnifying  Party  shall  assume  the defense  or  the  prosecution thereof by prompt  written  notice  to  the

Indemnified Party, including the employment of counsel or accountants, at the  Indemnifying  Party's cost and expense.  If the  Indemnifying  Party does  not assume the defense or prosecution of a claim as provided  above within  thirty days after notice thereof from any Indemnified  Party  (or within  such shorter period, if any, as may be necessary to avoid default judgment  or  other prejudice to the Indemnified Party), the  Indemnified

Party  may  retain  counsel and defend or prosecute  such  claim  at  the

Indemnifying Party's cost and expense.  The Indemnified Party  will  have the  right  to  employ  counsel separate from  counsel  employed  by  the

Indemnifying Party in any such action and to participate therein, but the fees  and expenses of such counsel employed by Indemnified Party will  be

at  its  expense.   The Indemnifying Party will not  be  liable  for  any

settlement of any such claim effected without its prior written  consent,

which   will  not  be  unreasonably  withheld;  provided  that   if   the

Indemnifying Party does not assume the defense or prosecution of a  claim as  provided  above  within thirty days after  notice  thereof  from  any

Indemnified  Party  (or within such shorter period, if  any,  as  may  be necessary to avoid default judgment or other prejudice to the Indemnified

Party),  the  Indemnified  Party  may  settle  such  claim  without   the

Indemnifying Party's consent.  The Indemnifying Party will not agree to a settlement  of  any claim which provides for any relief  other  than  the payment  of  monetary damages or which could have a material precedential

impact  or  effect  on  the  business  or  financial  condition  of   any

Indemnified Party without the Indemnified Party's prior written  consent.

Whether  or not the Indemnifying Party chooses to so defend or  prosecute such  claim,  the  Indemnifying  Party and  the  Indemnified  Party  will cooperate  in  the defense or prosecution thereof and will  furnish  such

records,   information  and  testimony,  and  attend  such   conferences,

discovery proceedings, hearings, trials and appeals, as may be reasonably requested  in  connection  therewith.  The  Indemnifying  Party  will  be subrogated  to all rights and remedies of' any Indemnified Party,  except to the extent they apply against another Indemnified Party.

Limitation of Liability
 .   In  calculating any amount of damages to be paid by the  Indemnifying

Party  pursuant  to this Agreement, the amount of such  damages  will  be reduced  by all reimbursements credited to or received by the Indemnified

Party, relating to such damages, and will be net of any tax benefits  and insurance  proceeds  (after giving effect to  any  premium  increases  or deductibles) received by the Indemnified Party with respect to the matter for which indemnification is claimed.

Exclusive Remedy; Release.
          (a)   The  indemnification provided pursuant to this  Agreement

     shall  be the sole and exclusive remedy hereto for any Losses  as  a result  of,  with respect to or arising out of the  breach  of  this

     Agreement,  or  any  of  the transactions  or  other  agreements  or instruments  contemplated  or entered into  in  connection  herewith

     (including, but not limited to, all Exhibits attached or  referenced herein); provided, however, that such indemnification shall  not  be the  sole and exclusive remedy, and shall in no way limit the rights of the parties for fraud or willful breach or misconduct.

          (b)   Except  as specifically provided in this Article  10  and

     Section  11.7,  neither party nor its Affiliates or  representatives shall  be  liable to the other party for, and (except as so provided each  party) hereby releases and discharges the other party and  its

     Affiliates and representatives from, any and all Losses incurred  as a  result  of,  with respect to or arising out of the  ownership  or operation of the Assets or the Business.

          (c)   Without limiting the generality of this Section 10.8, the

     Buyer  understands  and agrees that the rights accorded  under  this

     Article  10  are the sole and exclusive remedy of the Buyer  against the Seller, the Subsidiaries or their Affiliates with respect to any matters  relating  to  Environmental Laws and Intellectual  Property

     laws.   The  Buyer  hereby waives any right to seek contribution  or other recovery from the Seller, the Subsidiaries or their Affiliates under  such Environmental Laws and Intellectual Property  laws,  and the  Buyer  hereby releases the Seller, the Subsidiaries  and  their

     Affiliates  from any claims, demands or causes of actions  that  the

     Buyer has or may have in the future against Seller, the Subsidiaries or  their  Affiliates under the Environmental Laws  or  Intellectual

     Property laws.

- MISCELLANEOUS
Expenses
 .   Except  as otherwise provided herein, the Seller and the  Buyer  will each  pay  all costs and expenses incurred by each of them, or  on  their

behalf   respectively,  in  connection  with  this  Agreement   and   the

transactions  contemplated hereby, including fees and expenses  of  their own  financial consultants, accountants and counsel.  Any  and  all  real property  taxes, personal property taxes, assessments, security deposits,

lease  rentals, utility, fuel, and other charges applicable to the Assets or  the  Business  will be pro-rated to the Closing  Date  and  allocated between  the  parties by adjustment at Closing, or as soon thereafter  as shall be reasonably practicable.

Entire Agreement
 .   Other than the Confidentiality Agreement, dated December 10, 1998  by and  between the Seller and the Buyer, the terms and provisions of  which shall  survive  the  execution of this Agreement and  the  Closing,  this

Agreement (including the Schedules and Exhibits) and all other agreements to be signed or delivered at Closing constitute the full understanding of the  parties, a complete allocation of risks between them and a  complete and  exclusive  statement of the terms and conditions of their  agreement relating  to  the subject matter hereof and supersede any and  all  prior agreements,  whether written or oral, that may exist between the  parties with  respect  thereto; provided that this provision is not  intended  to

abrogate   any  Transaction  Agreements  executed  with  or  after   this

Agreement.   Except as otherwise specifically provided in this Agreement,

no  conditions,  usage  of  trade,  course  of  dealing  or  performance,

understanding  or  agreement  purporting  to  modify,  vary,  explain  or supplement  the  terms or conditions of this Agreement  will  be  binding unless hereafter made in writing and signed by the party to be bound, and no  modification will be effected by the acknowledgment or acceptance  of documents containing terms or conditions at variance with or in  addition to  those  set  forth  in  this Agreement.  The  Exhibits  and  Schedules identified in this Agreement are incorporated herein by reference and are made a part hereof.

Waivers
 .   No waiver by a party with respect to any breach or default or of  any right  or remedy and no course of dealing or performance, will be  deemed to  constitute a continuing waiver of any other breach or default  or  of any  other  right or remedy, unless such waiver is expressed  in  writing signed  by  the  party to be bound.  Failure of a party to  exercise  any right will not be deemed a waiver of such right or rights in the future.

Parties Bound by Agreement; Successors and Assigns
 .   The terms, conditions and obligations of this Agreement will inure to the  benefit of and be binding upon the parties hereto and the respective successors  and assigns thereof. No Party shall transfer  or  assign  its rights, duties or obligations hereunder or any part thereof to any  other person or entity without the prior written consent of the other Party.

Counterparts
 .   This  Agreement may be executed in one or more counterparts, each  of which  will for all purposes be deemed to be an original and all of which will constitute the same instrument.

Notices
 .   Any  notice,  request,  instruction or other  document  to  be  given hereunder  by  any  party hereto to any other party  hereto  must  be  in writing  and  delivered  personally (including by  overnight  courier  or express mail service) or sent by registered or certified mail, postage or fees prepaid,

            If to the Buyer:    CIBA Vision Corporation
                        11460 Johns Creek Parkway
                        Duluth, GA 30097-1556
                        Attention:  General Counsel
                        Telephone:    (770) 418-3054
                        Facsimile:    (770) 418-3018

            If to the Seller:    Mentor Corporation
                       201 Mentor Drive
                       Santa Barbara, CA  93111
                       Attention: Vice President and General
                                        Counsel
                       Telephone:   (805) 879-6000
                       Facsimile:    (805) 681-6006

            With a copy to:   Arnold & Porter
                       777 South Figueroa Street
                       Los Angeles, CA 90017-2513
                       Attention:  Gregory Fant, Esq.
                       Telephone:  (213) 243-4000
                       Facsimile:   (213) 243-4199

or  to  such  other address as may be specified from time to  time  in  a notice given by such party.  Any notice which is delivered personally  in the  manner provided herein will be deemed to have been duly given to the party  to  whom it is directed upon actual receipt by such party  or  the office  of such party.  Any notice which is addressed and mailed  in  the manner  herein provided will be conclusively presumed to have  been  duly given  to  the  party to which it is addressed at the close of  business,

local time of the recipient, on the fourth business day after the day  it is so placed in the mail or, if earlier, the time of actual receipt.

Brokerage
 .   The  Seller and the Buyer do hereby expressly warrant and  represent,

each  to  the other, that except Piper Jaffray Inc., in the case  of  the

Seller,  no broker, agent, or finder has rendered services to such  party in  connection  with the transaction contemplated under  this  Agreement.

The Seller shall be solely responsible for any claims for compensation or otherwise  brought  by Piper Jaffray, Inc. relating to  the  transactions contemplated  hereby and hereby indemnifies and agrees to  hold  harmless the  Buyer  from and against any and all Losses arising or resulting,  or sustained or incurred by the Buyer, by reason of any claim by any broker,

agent,  finder,  or other person or entity based upon any arrangement  or agreement  made or alleged to have been made by the Seller in  connection with  the  transaction contemplated by this Agreement.  The Buyer  hereby indemnifies  and agrees to hold harmless the Seller from and against  any and  all  Losses  arising or resulting, or sustained or incurred  by  the

Seller,  by  reason of any claim by any broker, agent, finder,  or  other person  or entity based upon any arrangement or agreement made or alleged to  have  been  made  by  the Buyer in connection  with  the  transaction contemplated by this Agreement.

Governing Law; Jurisdiction
 .  The validity, interpretation and performance of this agreement and any dispute  connected with this agreement will be governed by and determined in  accordance with the statutory, regulatory and decisional law  of  the

State of New York (exclusive of such state's choice or conflicts of  laws rules)  and, to the extent applicable, the federal statutory,  regulatory and  decisional law of the United States (except for the U.N.  Convention on  Contracts for the International Sale of Goods, April 10,  1980,  U.N.

Doc.   A/Conf.  97/18,  19  I.L.M. 668, 671 (1980)  reprinted  in  Public

Notice,   52  Fed.  Reg.  66280  (1987),  which  is  hereby  specifically disclaimed and excluded).

Public Announcements
 .   No  public announcement may be made by any person with regard to  the transactions contemplated by this Agreement without the prior consent  of the  Seller  and  the  Buyer; provided that either party  may  make  such disclosure  to  the  extent required if advised by  counsel  that  it  is required  to  do  so by applicable law or regulation of any  governmental agency  or  stock  exchange  upon which  securities  of  such  party  are

registered.    The  Seller  and  the  Buyer  will  discuss   any   public

announcements or disclosures concerning the transactions contemplated  by this  Agreement with the other parties prior to making such announcements or disclosures.

No Third-Party Beneficiaries
 .   With  the  exception of the parties to this Agreement and the  Seller

Protected  Parties or Buyer Protected Parties, there exists no  right  of any person to claim a beneficial interest in this Agreement or any rights occurring by virtue of this Agreement.

Certain Definitions.
          (a)   As  used  in this Agreement, "Affiliate" of a  person  or

     entity  shall  mean:  (i) any other person or  entity  directly,  or

     indirectly   through   one  or  more  intermediaries,   controlling,

     controlled  by, or under common control with such person or  entity,

     (ii) any officer, director, partner, employee, or direct or indirect beneficial  owner  of  any 10% or greater of the  equity  or  voting interests  of  such person or entity, or (iii) any other  person  or entity for which a person or entity described in clause (ii) acts in such capacity.

          (b)   As  used in the Agreement, the "knowledge" of the  Seller

     shall  mean  the  actual  knowledge as of the  date  hereof  of  the following  officers and managers of the Seller:  (A)  the  following corporate  officers  and  managers of Seller:  (i)  Chief  Executive

     Officer,  (ii) President and Chief Operating Officer,  (iii)  Senior

     Vice  President and Chief Financial Officer, (iv) Corporate Counsel,

     (v)  Vice  President  of  IOLs and Biomaterials,  (vi)  Senior  Vice

     President   of   Science  and  Technology,  (vii)  Vice   President,

     Regulatory  Affairs/Quality  Assurance,  corporate;  and   (B)   the

     following  officers and managers of the Seller or  the  Subsidiaries primarily  assigned  to  Ophthalmics:  (i)  Senior  Vice  President,

     Ophthalmics,   (ii)   Vice   President  and   General   Manager   of

     Manufacturing  Operations,  Ophthalmics,  (iii)  Vice  President  of

     Worldwide   Sales,  Ophthalmics,  (iv)  Vice  President,  Regulatory

     Affairs, Ophthalmics, and (v) Plant Manager - Puerto Rico.

Interpretation
 .   Words of the masculine gender will be deemed and construed to include

correlative  words of the feminine and neuter genders.   Words  importing

the  singular number will include the plural number and vice versa unless the  context  will otherwise indicate.  References to Articles,  Sections and  other  subdivisions of this Agreement are to the Articles,  Sections

and  other  subdivisions of this Agreement as originally  executed.   The

headings of this Agreement are for convenience and do not define or limit

the   provisions   hereof.   Words  importing  persons   include   firms,

associations   and   corporations.   The  terms  "herein,"   "hereunder,"

"hereby,"  "hereto,"  "hereof"  and  any  similar  terms  refer  to  this

Agreement;  the term "heretofore" means before the date of  execution  of this Agreement; and the term "hereafter" means after the

date  of  execution of this Agreement and the word "including"  shall  be

deemed  to  be  followed  by the words "without limitation."   The  terms

"ordinary  course  of business" or "ordinary course" means  the  ordinary course  of  business consistent with past custom and practice  (including with respect to quantity and frequency).



     IN  WITNESS  WHEREOF, the parties have caused this Agreement  to  be executed by their duly authorized representatives in the United States of

America as of the date first above written.

                         MENTOR CORPORATION


                         By: /s/CHRISTOPHER CONWAY

                         Name:  Christopher Conway

                           Title:  Chief Executive Officer

                         MENTOR OPHTHALMICS, INC.


                         By: /s/GARY E. MISTLIN

                           Name:  Gary E. Mistlin

                           Title:  Secretary/Treasurer



                         MENTOR MEDICAL, INC.


                         By: /s/GARY E. MISTLIN

                           Name:  Gary E. Mistlin

                           Title:  Secretary/Treasurer



                         MENTOR CARIBE, INC.


                         By: /s/GARY E. MISTLIN

                           Name:  Gary E. Mistlin

                           Title:  Secretary/Treasurer



                         CIBA VISION CORPORATION, as the Buyer


                         By: /s/C. Glen Bradley

                            Name: C. Glen Bradley

                            Title: Chief Executive Officer

                         CIBA VISION AG


                         By: /s/L. VonBidder

                           Name: L. VonBidder

                           Title: President

                         CIBA VISION PUERTO RICO, INC.


                         By: /s/C. Glen Bradley

                           Name: C. Glen Bradley

                           Title: Chief Executive Officer