Form 10-Q
period 1999-09-30
MENTOR CORP /MN/
filed 1999-11-15
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


              For Quarter Ended September 30, 1999
                 Commission File Number  0-7955


                       Mentor Corporation
     (Exact name of registrant as specified in its charter)


     Minnesota                        41-0950791
(State of Incorporation)      (I.R.S. Employer Identification
Number)


201 Mentor Drive, Santa Barbara, California          93111
  (Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number:     (805) 879-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                    Yes x                No

The number of shares outstanding for each of the Issuer's classes of common stock as of November 15, 1999 was:

          Common stock, $.10 par value 24,370,456 shares


                       Mentor Corporation
                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

     Condensed Consolidated Statements of Financial
          Position -- September 30, 1999 and March 31, 1999

     Consolidated Statements of Income -- Three Months
          Ended September 30, 1999 and 1998

     Consolidated Statements of Income -- Six Months
          Ended September 30, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows --
          Six Months Ended September 30, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements--
          September 30, 1999

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

List of Exhibits

     11        Statement Regarding Computation of Per Share
               Earnings



                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 1999 and March 31, 1999
                           (Unaudited)


                                          September 30,  March 31,
(dollars in thousands)                         1999         1999

ASSETS
Current assets:
  Cash and equivalents                       $   44,186  $   19,533
  Marketable securities                          14,471       2,088
  Accounts receivable, net                       38,516      37,431
  Inventories                                    32,646      30,552
  Deferred income taxes                           8,619       7,919
  Net assets of discontinued operations           9,929      36,818
  Prepaid Expenses and Other                      9,818       7,640
          Total current assets                  158,185     141,981

Property and equipment, net                      36,607      34,995
Intangible, net                                   2,485       2,342
  Goodwill, net                                   4,674       7,966
  Long term marketable securities and
investments                                       9,077       8,356
  Other assets                                      337         371
                                                 53,180      54,030
Total assets                                 $  211,365  $  196,011

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 1999 and March 31, 1999
                           (Unaudited)

                                      September 30, March 31,
(dollars in thousands)                    1999         1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                  $   5,507  $   5,726
  Accrued compensation                        6,120      7,049
  Income taxes payable                        1,281      3,770
  Dividends payable                             610        612
  Sales returns                               5,438      5,126
  Self-insured retention                      4,981      3,700
  Accrued royalties                           1,413      1,076
  Other accrued liabilities                   6,629      4,171
  Short-term bank borrowings                             4,000
          Total current liabilities          31,979     35,230

Long-term deferred taxes                      3,913      2,163

Shareholders' equity:
  Common stock, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
      24,451,837 shares at
        September 30,1999
      24,548,537 shares at
        March 31, 1999                        2,451      2,455
  Capital in excess of par value             19,073     21,502
  Cumulative translation adjustment          (1,380)    (1,141)
  Unrealized gain on investments              1,415        880
  Retained earnings                         153,914    134,922
                                            175,473    158,618

Total liabilities and shareholders'
  Equity                                  $ 211,365  $ 196,011

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
                Consolidated Statements of Income
         Three Months Ended September 30, 1999 and 1998
                           (Unaudited)


(in thousands, except per share data)    1999       1998

Net sales                              $  58,002  $  47,713
Costs and expenses:
  Cost of sales                           21,910     16,996
  Selling, general and administrative     23,894     19,222
  Research and development                 3,908      3,639
                                          49,712     39,857

Operating income from continuing
  operations                               8,290      7,856
  Interest expense                           (10)       (16)
  Interest income                            807        291
  Other income (expense)                    (235)      (167)
Income from continuing operations
  before income taxes                      8,852      7,964
  Income taxes                             2,839      3,084
Income from continuing operations          6,013      4,880
Income from discontinued operations,
  net of tax                                 289        692
Net income                              $  6,302  $   5,572

Basic earnings per share:
  Continuing operations                 $    .25  $     .20
  Discontinued operations                    .01        .03
    Basic earnings per share            $    .26  $     .23

Diluted earnings per share:
  Continuing operations                 $    .24  $     .19
  Discontinued operations                    .01        .03
    Diluted earnings per share          $    .25  $     .22

See notes to consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
          Six Months Ended September 30, 1999 and 1998
                           (Unaudited)


(in thousands, except per share data)
                                         1999       1998

Net sales                              $ 118,146  $  95,797
Costs and expenses:
  Cost of sales                           43,430     32,187
  Selling, general and administrative     48,425     38,276
  Research and development                 8,034      6,760
                                       $  99,889  $  77,223

Operating income from continuing
  Operations                              18,257     18,574
  Interest expense                           (29)       (26)
  Interest income                            982        668
  Other income (expense)                    (163)      (234)
Income from continuing operations
  before income taxes                     19,047     18,982
  Income taxes                             6,059      6,789
Income from continuing operations         12,988     12,193
Income from discontinued operations,
  net of tax                               7,226      1,218
Net income                             $  20,214  $  13,411

Basic earnings per share:
  Continuing operations                   $  .53  $     .49
  Discontinued operations                    .30  $     .05
    Basic earnings per share              $  .83  $     .54

Diluted earnings per share:
  Continuing operations                   $  .52  $     .47
  Discontinued operations                    .29        .05
    Diluted earnings per share            $  .81  $     .52

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Six Months Ended September 30, 1999 and 1998
                           (Unaudited)

(in thousands)                            1999       1998

Cash flows from continuing operating
  activities                            $  13,511    $  9,663
Cash flows from discontinued
  operating activities                     (1,163)      3,048
Cash flows from operating activities       12,348      12,711

Cash flows from investing activities:

  Purchase of property, equipment,
    and intangibles                        (6,012)     (9,312)
  Other                                       (21)        (70)
Cash flows from continuing
  investing activities                     (6,033)     (4,658)
Cash flows from discontinued
  investing activities                     38,377        (471)
Cash flows from investing activities       32,344      (9,853)

Cash flows from financing activities:
  Exercise of stock options                 3,253       1,125
  Dividends paid                           (1,223)     (1,218)
  Reduction of debt                        (4,000)       5,100
  Repurchase of common stock               (5,686)    (19,891)
                                           (7,656)    (14,884)
Increase (decrease) in cash, cash
  equivalents, and marketable
  securities                               37,036     (12,026)
Cash at beginning of period                21,621      27,937
Cash at end of period                   $  58,657   $  15,911

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1999

Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000.

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

Note B

Inventories at September 30, 1999 and March 31, 1999 consisted of:

(in thousands)           September 30,   March 31,

Raw materials              $  7,530      $  7,640
Work in process               6,648         6,563
Finished goods               18,468        16,349
                           $ 32,646      $ 30,552

Note C

Other assets at September 30, 1999 include the Company's equity investments in its marketing partners, Intracel Corporation and North American Scientific, Inc. (NASI). The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement 115 "Accounting of Certain Equity Investments in Debt and Equity Securities", the North American Scientific investment is carried at its fair market value of approximately $3.2 million. Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

Note D

The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of an alternative income measurement and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Total comprehensive income includes net earnings, net unrealized currency gains and losses on translation and net unrealized gains and losses on securities.

The components of comprehensive income are listed below:

                           Three Months Ended  Six Months Ended
                             September 30,       September 30,
(in thousands)               1999      1998     1999     1998

Net income                 $  6,302  $  5,572  $20,214   $13,411
Foreign currency
  translation adjustment        489      (362)    (239)     (291)
Unrealized gains (losses)
  on investment
  activities                   (135)   (2,900)     534    (4,000)
Comprehensive income       $  6,656  $  2,310  $20,509   $ 9,120

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

The Aesthetic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical Urology segment includes impotence implants, products for the treatment of urinary incontinence, and products for the treatment of prostate cancer. The Clinical and Consumer Healthcare products segment consists primarily of catheters and other products for the management of urinary incontinence or retention. The International segment includes the operations of the Company's wholly owned international sales offices, which cover most of the Company's Aesthetic and Surgical Urology product lines, and a European manufacturing and distribution facility which supplies Aesthetic surgery products to our international sales offices and non-US distributors. Segment revenues include domestic sales, sales to independent foreign distributors and sales to the Company's international sales offices.

Selected financial information for the Company's reportable
segments for the quarter ended September 30, 1999 and 1998
follows:
                              Three Months Ended     Six Months Ended
                                 September 30,        September 30,
(in thousands)                  1999      1998       1999       1998
Revenues
Aesthetics and General
  Surgery                      $ 28,663  $ 25,707   $ 62,816   $ 53,298
Surgical Urology                 12,533     8,149     23,006     14,680
Clinical and Consumer
  Healthcare                     12,190    10,173     21,993     19,352
International                     8,901     8,598     19,751     17,614
  Total reportable segments      62,287    52,627    127,566    104,944
Elimination of inter-segment
  Revenues                       (4,285)   (4,914)    (9,420)    (9,147)
  Total consolidated
    Revenues                   $ 58,002  $ 47,713   $118,146   $ 95,797


                              Three Months Ended     Six Months Ended
                                 September 30,        September 30,
(in thousands)                  1999      1998       1999       1998
Operating profit (loss) from
  continuing operations
Aesthetics and General
  Surgery                       $ 6,145  $  5,201    $17,473    $12,376
Surgical Urology                  1,964     1,278      2,563      1,757
Clinical and Consumer
  Healthcare                      2,623     2,166      3,827      3,979
International                     1,502     1,124      3,449      2,434
  Operating profit from
    continuing operations of
    reportable segments          12,234     9,769     27,312     20,546
Corporate operating loss         (3,944)   (1,913)    (9,055)    (1,972)
Interest expense                    (10)      (16)       (29)       (26)
Interest income                     807       291        982        668
Other income (loss)                (235)     (167)      (163)      (234)
Income from continuing
  operations before taxes       $ 8,852  $  7,964    $19,047    $18,982


                              September 30,   March 31,
                                  1999          1999
Identifiable assets
Aesthetics and General
  Surgery                        $   51,716    $  48,818
Surgical Urology                     19,674       23,175
Clinical and Consumer
  Healthcare                         26,831       28,354
International                        23,561       20,957
  Total reportable segments         121,782      121,304
Corporate and other                  79,654       37,889
Net assets of discontinued
  Operations                          9,929       36,818
Consolidated assets             $   211,365    $ 196,011
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

Summaries of the results of operations for discontinued
operations follows:
                                Three Months Ended     Six Months Ended
                                   September 30,        September 30,
(in thousands)                  1999      1998       1999       1998
Revenues                       $  4,883  $  9,009  $  13,962   $ 17,942
Operating profit                    534       217      1,098        901
Gain on sale of intraocular
  lens assets                                   -     11,300
Income before income taxes          536       230     12,402        914
Income tax expense                  247      (463)     5,176       (305)
Net income from discontinued
  Operations                   $    289  $    693  $   7,226   $  1,219

The assets and liabilities of discontinued operations have been classified in the balance sheet as net assets of discontinued operations and consist of the following:
                                         September 30,  March 31,
(in thousands)                               1999         1999
Accounts receivable, net                      $  2,327  $   7,981
Inventory                                        5,135     17,687
Property, plant & equipment, net                    53      3,985
Intangibles and goodwill, net                    7,652     12,098
Other                                              159      4,525
  Total assets                                  15,326     46,276
Current liabilities                              5,397      6,377
Taxes payable                                                   -
Net assets of discontinued operations         $  9,929  $  39,899

During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. The Company recorded a gain of $7.5 million, net of $3.8 million in taxes. On October 4, 1999 the Company completed the sale of the remaining assets of the Ophthalmic equipment business for cash consideration of $21 million. The Company will record a gain of approximately $1.0 million from this transaction in the third quarter.

Note G

The Company's three quarterly interim reporting periods are each approximately thirteen-week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates on which each quarter ended are shown below:

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

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the first quarter. Subsequent to the end of the second quarter, the Company completed the sale of the remaining assets of the Ophthalmology business, primarily the equipment product lines, for cash consideration of $21 million. The Company will record the equipment sale transaction in the third quarter. As a result of this divestiture, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles. Accordingly, all sales and expenses and other financial information of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts presented in this Form 10-Q have been restated to exclude the results of the ophthalmic business as appropriate.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 1999 increased 22% to $58 million, compared to $48 million the prior year. Growth was particularly strong in sales of Surgical Urology products, increasing 54% compared to a year ago. The growth is attributable to sales of brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Sales of these two products accounted for the majority of the increased revenues for this business segment.

Sales of Clinical and Consumer Healthcare products increased 23% for the quarter. Part of the sharp increase was attributable to stocking by wholesalers and others in advance of a price increase that went into effect late in the quarter.

Sales of aesthetics and general surgery products increased 12% from the prior year. The strong sales growth in this line is attributable, in part, to recently initiated consumer-advertising programs.

                            Sales by Principal Product Line
                 For the Three Months Ended   For the Six Months Ended
                       September 30,               September 30,
                                    Percent                     Percent
                  1999      1998    Change     1999      1998   Change
Aesthetic &
 General Surgery
 Products        $32,421  $ 29,015    12%     $71,177   $60,472   18%
Surgical Urology
 Products         12,810     8,300    54%      23,735    15,229   56%
Clinical &
 Consumer
 Healthcare
 Products         12,771    10,398    23%      23,234    20,096   16%
                 $58,002  $ 47,713    22%    $118,146   $95,797   23%


Cost of Sales

For three months ended September 30, 1999, cost of sales increased to 37.8% from 35.6% for the comparable period last year. The increase is due primarily to a larger proportion of the product mix being supplied by Mentor's alliance partners which have lower profit margins than product produced by the Company. Cost of sales in the period ended September 30, 1998 benefited from approximately $550 thousand in proceeds from the Company's insurance claim related to the fire at its Texas facility in 1997.

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

Mentor believes that to date it has completed in a timely fashion all the activities called for in the agreement. Specifically, the Company has completed the re-validations of the plant and has had a GMP expert consultant conduct the first annual inspection. The expert consultant reported that the company was in substantial GMP compliance.

Should the Company fail to comply with the conditions of the consent decree, under its terms, the FDA is allowed to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses were 41.2% of sales in the quarter compared to 40.3% in the previous year. This increase is primarily due to a direct consumer advertising campaign that the Company began in the first quarter. The purpose of the campaign is to educate women about breast augmentation and reconstruction, and to stimulate interest in looking at these products as an effective and affordable surgical option. The Company spent approximately $2.5 million on this campaign in the quarter ending September 30, 1999. In addition, over the last year the Company has increased its selling and marketing efforts to establish a competitive position in the market for the treatment of prostate cancer with brachytherapy. During the first quarter of the current year the Company launched a new palladium brachytherapy product, the PdGoldTM, to complement its existing iodine IoGold product.

Research and Development

Research and development expenses were 6.7% of sales for the quarter, compared to 7.6% for the prior year. The decreased percentage is the result of increased sales used in the calculation, actual spending increased 7%. During the quarter the Company continued to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of preclinical and clinical studies in connection with these products.

Regulatory Submissions

Our saline-filled breast implant has been marketed in the U.S. based upon substantial equivalence to other saline-filled breast implant products that were in commercial distribution before the FDA was granted authority to regulate implants under the "Medical Device Amendments of 1976"(the "Medical Device Act"). In June 1988 the FDA issued regulations that classified mammary implants as Class III implantable devices. As a result of this classification, each breast implant manufacturer is required to submit a PMA application to the FDA. These PMA applications contain substantial data to demonstrate the safety and efficacy of the products, materials and processes. On August 17, 1999, the FDA issued final regulations known as a "call for a PMA application" for the saline-filled breast implant products, ending this "grandfather" status. All manufacturers of saline-filled breast implant products are required to obtain approval to enter or remain on the market.

Pursuant to the call for PMA applications, all manufacturers of saline-filled breast implant products now in commercial distribution must have submitted a PMA application by November 17, 1999. Accordingly, the Company filed its saline-filled breast implant PMA application with the FDA on November 15,1999. The FDA will have 45 days to accept the filing as sufficiently complete to permit substantive review. The FDA will review the application and is expected to call for panel meeting by March 2000. The purpose of this outside advisory panel is to make a recommendation to the FDA on whether or not the FDA should approve the application. The FDA is not bound to adopt the panel's recommendation regarding this approval. The FDA decision regarding approval of the PMA application is expected late in calendar year 2000. While the Company believes its filing is adequate to support the approval of the submission, any filing with the FDA is subject to uncertainty and there can be no assurances that the FDA review process will not involve delays or that clearances and approvals will be granted. In addition, the FDA ultimately could find our PMA application not approvable, which would preclude commercial distribution of this product. If the FDA does not grant PMA application approval on the saline filled breast implant it would have a material adverse effect on the business, financial condition and results of operations.

The Company expects to complete its penile implant PMA application and submit the data to the FDA by the end of fiscal
2000. Other major studies underway include extending the use of the Contour Genesis to include liposuction.

Interest and Other Income and Expense

Net interest income increased from $275 thousand last year to $797 thousand this year, due to higher cash balances generated by increased earnings and the sale of the intraocular lens product line in the first quarter of the year.

Income Taxes

The effective rate of corporate income taxes was 32.1% for the quarter, compared to 38.7% in the same period a year ago. The prior year rate reflects the effect of restatement for discontinued operations, while the current year rate reflects tax credits earned in prior years not previously provided for.

Discontinued Operations

In May 1999, the Company announced its decision to divest its ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company now accounts for the ophthalmic business as a "Discontinued Operation" in accordance with Generally Accepted Accounting Principles (GAAP).

For the quarter, the Company had a net income from discontinued operations of $289 thousand, compared to $526 thousand in the prior year. During the first quarter, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax. Subsequent to the end of the quarter, on October 4, 1999, the Company completed the sale of the remaining assets of the Ophthalmic equipment business for cash consideration of $21 million. The Company will record a gain of approximately $1.0 million from this transaction in the third quarter.

Net Income

Diluted earnings per share from continuing operations was $0.24 for the quarter, a per share increase of 26% over the comparable quarter last year. The income from discontinued operations was $0.01 for the quarter, compared to $0.03 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's working capital was $126.2 million compared to $106.8 million at March 31, 1999. The
Company's working capital needs were provided from operations.

The Company generated $13.5 million of cash from continuing operations during the three months ended September 30, 1999, compared to $9.7 million the previous year.

The Company anticipates investing approximately $13 million in facilities and capital equipment in fiscal 2000. The majority of the expenditures will be for facility upgrades at the Company's facilities in Texas and Santa Barbara, as well as for enhancing the Company's information technology capabilities.

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

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program are to offset the issuance of stock options, provide liquidity to the market and to generally enhance the Company's return to shareholder's equity. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares, to a total of 4.6 million.
The Company has repurchased approximately 545 thousand shares for consideration of $10.2 million during the fiscal year to date.

As discussed above, during the first quarter the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million.

The Company's principal source of liquidity at September 30, 1999 consisted of $58.7 million in cash and marketable securities plus $25 million available under its line of credit. Subsequent to the end of the second quarter the Company completed the sale of the remaining assets of the ophthalmic equipment business for cash consideration of $21 million. The completion of this transaction will be recorded early in the third quarter and will increase cash resources by the amount of the consideration.

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

Based on recent assessments, the Company determined that it would be required to modify or replace portions of its distribution, finance and manufacturing software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following key phases: inventory and assessment, and remediation. The Company has categorized its systems into several areas: core systems (i.e. distribution, finance and manufacturing systems), ancillary support systems to those core systems, embedded systems, products, and third party vendors.

Inventory and Assessment

The Company has completed an inventory and assessment of both its domestic and international core systems including ancillary support systems and embedded systems. As a result of our assessment we identified several systems which required remediation. The Company has either upgraded or replaced these systems. The Company has also completed a inventory and assessment of its product lines and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

Status of Progress in Becoming Year 2000 Compliant

For its domestic core system exposures related to its distribution, finance and manufacturing software, the Company has completed all required remediation. For other domestic core systems, such as desktop computers, networks and off-the-shelf application software, the Company is 98% complete on the remediation phase and expects to complete upgrades and/or replacement no later than December 15, 1999.

The remediation of the identified ancillary and embedded systems will be completed no later than December 15, 1999.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

Other than payroll and its banking relationships, the Company has no other significant direct interfaces with third party vendors.
Each vendor queried by the Company believed that its system would be Year 2000 compliant by the end of 1999.

The Company has made an assessment of its significant suppliers and subcontractors that do not directly share information systems with the Company. The Company is not aware of any suppliers with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

Costs

The total cost to the Company of the Year 2000 project is estimated at $3.1 million and is being funded through operating cash flows. To date, the Company has incurred costs of approximately $2.7 million. This amount includes upgrading its desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs relates to new hardware and software, and is being capitalized.

Risks

The management of the Company believes its Year 2000 Program has effectively addressed the potential effects of the Year 2000 issue in a timely manner. The Company has either upgraded or replaced all significant systems identified in the assessment phase. The Company is testing those new systems to verify vendor stated readiness. However, our failure to correct a material Year 2000 problem could have a material adverse effect on our business, results of operations and financial condition. We may experience operational difficulties because of undetected errors or defects in the technology we use in our internal systems.

The Company relies on third party providers of materials and services such as raw materials, telecommunications, utilities, financial services, distribution services, and other key services. Interruption of those materials and services due to Year 2000 issues could affect the Company's operations. The Company has contacted its major suppliers, both domestic and foreign, to determine their Year 2000 readiness and the Company's potential exposure to a supply or sales interruption. Because the Company's Year 2000 compliance is dependent upon key third parties (customers, suppliers, utilities, telecommunications providers and governments) also being Year 2000 compliant, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its financial position, results of operations or liquidity in future periods should a significant number of suppliers or customers experience business disruptions as a result of their lack of Year 2000 readiness.

Contingency Plans

The Company is currently determining areas where contingency planning is needed. The planning efforts include, but are not limited to, identification and mitigation of potential serious business interruptions, adjustments of inventory levels to meet customer needs, and establishing crisis response processes to address unexpected problems. This evaluation and planning is expected to be complete by December 15, 1999.

The Year 2000 readiness disclosure statement set forth above is a "Year 2000 Readiness Disclosure" under the federal Year 2000
Information and Readiness Disclosure Act.

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

MENTOR CORPORATION
(Registrant)


DATE:     November 15, 1999        BY:  /s/ANTHONY R. GETTE
                                        Anthony R. Gette
                                        President and
                                        Chief Operating Officer


DATE:     November 15, 1999        BY:  /s/LOREN L. McFARLAND
                                        Loren L. McFarland
                                        Vice President of Finance
                                        Corporate Controller

                           EXHIBIT 11
               MENTOR CORPORATION AND SUBSIDIARIES
      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                            Three Months Ended   Six Months Ended
                               September 30,      September 30,
                              1999      1998      1999      1998
Numerator:

  Net income                 $  6,302  $  5,572   $20,215  $13,411
  Numerator for basic
    earnings per share -
    income available to
    common stockholders
                                6,302     5,572    20,215   13,411
  Numerator for diluted
    earnings per share -
    income available to
    common stockholder
    after assumed
    conversions
                             $  6,302  $  5,572    20,215   13,411
Denominator:
  Denominator for basic
    earnings per share -
    weighted-average
    shares                     24,414    24,654    24,468   24,850

  Effect of dilutive
    securities:
    Employee stock options        753       854       639    1,024

    Denominator for diluted
      earnings per share -
      adjusted weighted-
      average shares and
      assumed conversions
                               25,167    25,508    25,107   25,874
Basic earnings per share     $    .26  $    .23  $    .83 $    .54
Diluted earnings per share   $    .25  $    .22  $    .81 $    .52