Form 10-Q
period 1999-12-31
MENTOR CORP /MN/
filed 2000-02-15
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.

                          FORM 10-Q

         Quarterly Report Under Section 13 or 15(d)
           Of the Securities Exchange Act of 1934


             For Quarter Ended December 31, 1999
               Commission File Number  0-7955


                     Mentor Corporation
   (Exact name of registrant as specified in its charter)


     Minnesota                             41-0950791
(State of Incorporation)      (I.R.S. Employer Identification No.)


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

                    Yes x                No

The number of shares outstanding for each of the Issuer's classes of common stock as of February 14, 2000 was:

       Common stock, $.10 par value 24,278,725 shares


                     Mentor Corporation
                            INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

     Condensed Consolidated Statements of Financial
          Position -- December 31, 1999 and March 31, 1999

     Consolidated Statements of Income -- Three Months
          Ended December 31, 1999 and 1998

     Consolidated Statements of Income -- Six Months
          Ended December 31, 1999 and 1998

     Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended December 31, 1999 and 1998

     Notes to Condensed Consolidated Financial Statements--
          December 31, 1999

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

List of Exhibits

     10(a)     Asset Purchase Agreement, dated as of August
               26, 1999 between Mentor Corporation and
               Xomed, Inc.


                     Mentor Corporation
   Condensed Consolidated Statements of Financial Position
            December 31, 1999 and March 31, 1999
                         (Unaudited)

                                           December 31,  March 31,
(dollars in thousands)                         1999         1999

ASSETS
Current assets:
  Cash and equivalents                      $    25,589  $   19,533
  Marketable securities                          52,825       2,088
  Accounts receivable, net                       38,809      37,431
  Inventories                                    34,114      30,552
  Deferred income taxes                           8,619       7,919
  Net assets of discontinued operations               -      36,818
  Prepaid Expenses and Other                      9,460       7,640
          Total current assets                  169,416     141,981

Property and equipment, net                      36,726      34,995
Intangible, net                                   2,290       2,342
  Goodwill, net                                   4,504       7,966
  Long term marketable securities and
    investments                                  13,048       8,356
  Other assets                                      328         371
                                                 56,896      54,030
Total assets                                $   226,312  $  196,011

See Notes to Condensed Consolidated Financial Statements


                     Mentor Corporation
   Condensed Consolidated Statements of Financial Position
            December 31, 1999 and March 31, 1999
                         (Unaudited)


                                      December 31,  March 31,
(dollars in thousands)                    1999         1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                  $   5,622  $   5,726
  Accrued compensation                        4,647      7,049
  Income taxes payable                        7,602      3,770
  Dividends payable                             610        612
  Sales returns                               5,564      5,126
  Self-insured retention                      5,051      3,700
  Accrued royalties                           1,698      1,076
  Other accrued liabilities                  10,030      4,171
  Short-term bank borrowings                      -      4,000
          Total current liabilities          40,824     35,230

Long-term deferred taxes                      4,198      2,163

Shareholders' equity:
  Common stock, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
      24,331,725 shares at
        December 31,1999
      24,548,537 shares at
        March 31, 1999                        2,433      2,455
  Capital in excess of par value             16,875     21,502
  Cumulative translation adjustment          (2,118)    (1,141)
  Unrealized gain on investments              2,952        880
  Retained earnings                         161,148    134,922
                                            181,290    158,618
Total liabilities and shareholders'
  Equity                                 $  226,312  $ 196,011

See Notes to Condensed Consolidated Financial Statements


                     Mentor Corporation
              Consolidated Statements of Income
        Three Months Ended December 31, 1999 and 1998
                         (Unaudited)


(in thousands, except per share data)    1999       1998

Net sales                              $  60,587  $  51,655
Costs and expenses:
  Cost of sales                           23,143     21,011
  Selling, general and administrative     23,946     21,836
  Research and development                 3,902      3,747
                                       $  50,991  $  46,594

Operating income from continuing
  operations                               9,596      5,061
  Interest expense                            (3)      (156)
  Interest income                          1,017        253
  Other income (expense)                     131        108
Income from continuing operations
  before income taxes                     10,741      5,266
  Income taxes                             3,468      1,812
Income from continuing operations          7,273      3,454
Income from discontinued operations,
  net of tax                                 571     (8,652)
Net income                             $   7,844  $  (5,198)

Basic earnings per share:
  Continuing operations                $     .30  $     .14
  Discontinued operations                    .02  $    (.35)
    Basic earnings per share           $     .32  $    (.21)

Diluted earnings per share:
  Continuing operations                $     .29  $     .14
  Discontinued operations                    .02       (.35)
    Diluted earnings per share         $     .31  $    (.21)

See notes to consolidated financial statements


                     Mentor Corporation
              Consolidated Statements of Income
        Nine Months Ended December 31, 1999 and 1998
                         (Unaudited)


(in thousands, except per share data)
                                           1999        1998

Net sales                              $  178,733   $ 147,452
Costs and expenses:
  Cost of sales                            66,574      53,198
  Selling, general and administrative      72,371      60,112
  Research and development                 11,936      10,507
                                          150,881     123,817

Operating income from continuing
  Operations                               27,852      23,635
  Interest expense                            (32)       (182)
  Interest income                           1,999         921
  Other income (expense)                      (31)       (126)
Income from continuing operations
  before income taxes                      29,788      24,248
  Income taxes                              9,527       8,601
Income from continuing operations          20,261      15,647
Income from discontinued operations,
  net of tax                                7,797     (7,434)
Net income                             $   28,058   $   8,213

Basic earnings per share:
  Continuing operations                $      .83   $     .64
  Discontinued operations                     .32        (.31)
    Basic earnings per share           $     1.15   $     .33

Diluted earnings per share:
  Continuing operations                $      .81   $     .61
  Discontinued operations                     .31        (.29)
    Diluted earnings per share         $     1.12   $     .32

See notes to consolidated financial statements


                     Mentor Corporation
       Condensed Consolidated Statements of Cash Flows
        Nine Months Ended December 31, 1999 and 1998
                         (Unaudited)


(in thousands)                            1999       1998

Cash flows from continuing operating
  Activities                            $  24,714   $  12,670
Cash flows from discontinued
  operating activities                     (6,925)      2,176
Cash flows from operating activities       17,789      14,846

Cash flows from investing activities:

  Purchase of property, equipment,
    and intangibles                        (7,434)    (14,029)
  Other                                      (394)          -
Cash flows from continuing
  investing activities                     (7,828)    (14,029)
Cash flows from discontinued
  investing activities                     59,392        (784)
Cash flows from investing activities       51,564     (14,813)

Cash flows from financing activities:
  Exercise of stock options                 3,501       2,508
  Dividends paid                           (1,833)     (1,792)
  (Reduction) proceeds of debt             (4,000)      5,100
  Repurchase of common stock              (10,227)    (20,017)
                                          (12,559)    (14,201)

Increase (decrease) in cash, cash
  equivalents, and marketable
  securities                               56,794     (14,168)

Cash at beginning of period                21,620      27,937

Cash at end of period                   $  78,414   $  13,769

See notes to consolidated financial statements


                     Mentor Corporation
    Notes to Condensed Consolidated Financial Statements
                      December 31, 1999

Note A

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month and nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March
31, 2000.

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

Note B

Inventories at December 31, 1999 and March 31, 1999 consisted of:

(in thousands)            December 31,   March 31,
                              1999          1999

Raw materials             $   6,809      $  7,640
Work in process               6,819         6,563
Finished goods               20,486        16,349
                          $  34,114      $ 30,552

Note C

Other assets at December 31, 1999 include the Company's equity investments in its manufacturing partners, Intracel
Corporation and North American Scientific, Inc. (NASI) and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets included in discontinued operations. The Intracel Corporation investment is valued at cost of $6 million. In accordance with Financial Accounting Standards Board (FASB) statement
115 "Accounting of Certain Equity Investments in Debt and
Equity Securities", the North American Scientific and
Paradigm investment are carried at fair market value of approximately $3.4 million and $3.7 million respectively.
Unrealized gains, net of the related tax effect, are accounted for as a separate component of shareholders' equity.

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

The components of comprehensive income are listed below:

                           Three Months Ended  Nine Months Ended
                              December 31,       December 30,
(in thousands)               1999      1998      1999     1998

Net income                 $  7,844 $ (5,198)  $ 28,058  $ 8,213
Foreign currency
  Translation adjustment       (738)     806       (977)     515
Unrealized gains (losses)
  on investment
  activities                  1,538      400      2,072   (3,600)
Comprehensive income         $8,644 $ (3,992)   $29,153  $ 5,128

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

Selected financial information for the Company's reportable
segments for the quarter ended December 31, 1999 and 1998
follows:
                              Three Months Ended    Nine Months Ended
                                 December 31,          December 31,
(in thousands)                  1999      1998       1999       1998
Revenues
Aesthetics and General
  Surgery                      $ 31 056  $ 25,070   $ 93,872   $ 78,368
Surgical Urology                 13,216    10,291     36,222     24,971
Clinical and Consumer
  Healthcare                     11,173    11,925     33,166     31,277
International                     9,335     9,532     29,086     27,307
  Total reportable segments      64,780    56,818    192,346    161,923
Elimination of inter-segment
  Revenues                       (4,193)   (5,163)   (13,613)   (14,471)
  Total consolidated
    Revenues                   $ 60,587   $51,655   $178,733   $147,452


                              Three Months Ended    Nine Months Ended
                                 December 31,          December 31,
(in thousands)                  1999      1998       1999       1998
Operating profit (loss) from
  continuing operations
Aesthetics and General
  Surgery                      $  7,264   $ 3,500   $ 29,987   $ 22,293
Surgical Urology                  2,427     1,938      7,140      6,502
Clinical and Consumer
  Healthcare                      2,215     2,697      7,392      8,017
International                     1,420     1,249      4,643      3,684
  Operating profit from
    continuing operations of
    reportable segments          13,326     9,384     49,162     40,496
Corporate operating loss         (3,730)   (4,323)   (21,310)   (16,861)
Interest expense                     (3)     (156)       (32)      (182)
Interest income                   1,017       253      1,999        921
Other income (loss)                 131       108        (31)      (126)
Income from continuing
  operations before taxes      $ 10,741   $ 5,266   $ 29,788   $ 24,248


                              December 31,   March 31,
                                  1999          1999
Identifiable assets
Aesthetics and General
  Surgery                       $    51,472    $  48,818
Surgical Urology                     21,358       23,175
Clinical and Consumer
  Healthcare                         25,791       28,354
International                        23,001       20,957
  Total reportable segments         121,622      121,304
Corporate and other                 106,237       37,889
Net assets of discontinued
  Operations                         (1,547)      36,818
Consolidated assets             $   226,312    $ 196,011


Note F

In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. Consistent with the plan to dispose of its ophthalmic business segment, the net assets and results of operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment lines have been classified as discontinued operations.

Summaries of the results of operations for discontinued
operations follows:
                              Three Months Ended    Nine Months Ended
                                 December 31,          December 31,
(in thousands)                  1999      1998       1999       1998
Revenues                       $    152  $ 10,838   $ 14,114   $ 28,780
Operating profit                   (735)  (12,922)       367    (12,021)
Gain on sale of lens assets       6,178         -     17,478          -
Income before income taxes        5,443   (12,918)    17,845    (12,004)
Income tax expense               (4,872)   (4,266)    10,048     (4,570)
Net income from discontinued
  Operations                   $    571  $ (8,652)     7,797     (7,434)

The assets and liabilities of discontinued operations as of March 31, 1999 have been classified in the balance sheet as net assets of discontinued operations. As of December 31, 1999 substantially all assets have been sold, and the remaining contractual and accruals have been classified as part of other current liabilities. The assets and liabilities related to discontinued operations consist of the following:

                                         December 31,  March 31,
(in thousands)                               1999         1999
Accounts receivable, net                  $       -   $   7,981
Inventory                                         -      17,687
Property, plant & equipment, net                  -       3,985
Intangibles and goodwill, net                     -      12,098
Other                                             2       4,525
  Total assets                                    2      46,276
Current liabilities                           1,549       6,377
Net assets (liabilities) of
discontinued operations                   $  (1,547)  $  39,899


During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. The Company recorded a gain of $7.5 million, net of $3.8 million in taxes. On October 4, 1999 the Company completed the sale of the remaining assets of the Ophthalmic equipment business for cash consideration of $21 million. The Company recorded an after tax a gain of approximately $1.1 million from this transaction in the third quarter.

Note G

Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

                            Three Months Ended  Nine Months Ended
                               December 31,        December 31,
                              1999      1998      1999      1998
Average outstanding shares:
  Basic                        24,357    24,195    24,419   24,618
Shares issuable through
  Options                         740       720       677      911
Average common shares
  Outstanding:  diluted        25,097    24,916    25,096   25,529

Shares issuable through options are determined using the treasury stock method.


Note H

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

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the first quarter. In the third quarter, the Company completed the sale of the remaining assets of the Ophthalmology business, primarily the equipment product lines, for cash consideration of $21 million. As a result of this divestiture, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles. Accordingly, all sales and expenses and other financial information of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts presented in this Form 10-Q have been restated to exclude the results of the ophthalmic business as appropriate.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 1999 increased 17% to $60.6 million, compared to $51.7 million in the prior year. Growth was led by strong sales of Surgical Urology products, increasing 28% compared to a year ago. The growth is primarily attributable to sales of brachytherapy seeds for the treatment of prostate cancer, and the Suspend sling for treating female urinary incontinence. Sales of these two products accounted for the majority of the increased revenues for this business segment.

Sales of aesthetics and general surgery products increased 23% from the prior year. The strong sales growth in this segment is attributable, in part, to recently initiated consumer-advertising programs and the recent re-introduction of the Becker reconstruction implant.

Sales of Clinical and Consumer Healthcare products decreased 5% from the prior year. The decrease is attributable to stocking by wholesalers and others in advance of a price increase that went into effect late in the second quarter which, in turn, reduced third quarter demand. For the nine months ended December sales have increased 7% over the prior year.

                             Sales by Principal Product Line
                 For the Three Months Ended   For the Nine Months Ended
                        December 31,                December 31,
                                    Percent                      Percent
                  1999      1998    Change     1999      1998    Change
Aesthetic &
 General Surgery
 Products        $34,955   $28,455    23%    $106,183   $88,927    19%
Surgical Urology
 Products         13,733    10,736    28%      37,481    25,965    44%
Clinical &
 Consumer
 Healthcare
 Products         11,899    12,464    (5%)     35,069    32,560     8%
                 $60,587   $51,655    17%    $178,733  $147,452    21%

Cost of Sales

For three months ended December 31, 1999, cost of sales decreased to 38.2% from 40.7% for the comparable period last year. While a larger proportion of the product mix is being supplied by Mentor's alliance partners, which have lower profit margins than products produced by the Company, the overall mix has improved as sales of Aesthetics products increased substantially. In addition, the cost of goods sold for the quarter ended December 1998 included a substantial amount of expense related to the re-validation efforts at the Company's Texas facility.

Selling, General and Administrative Expenses

Selling, General and administrative expenses were 39.5% of sales in the quarter compared to 42.3% in the previous year. For the nine months ended December 31, 1999, Selling, General and administrative expenses were essentially unchanged from prior year levels at 40.5% of sales. The quarterly decrease to 39.5% was primarily due higher levels of sales offset in part by the Company's direct consumer advertising campaign that began in the first quarter. The purpose of the campaign is to educate women about breast augmentation and reconstruction, and to stimulate interest in looking at these products as an effective and affordable surgical option. The Company spent approximately $1.2 million on this campaign in the quarter ending December 31, 1999. In addition, over the last year the Company has increased its selling and marketing efforts to establish a competitive position in the market for the treatment of prostate cancer with brachytherapy. During the first quarter of the current year the Company launched a new palladium brachytherapy product, the PdGoldTM, to complement its existing iodine IoGold product.

Research and Development

Research and development expenses were 6.4% of sales for the quarter, compared to 7.3% for the prior year. The decreased percentage is the result of increased sales used in the calculation, actual spending increased 4%. During the quarter the Company continued to spend funds on its premarket approval applications ("PMAAs") for its saline breast implants, silicone gel filled breast implants, and penile implants. The Company is committed to a variety of preclinical and clinical studies in connection with these products.

Regulatory and Compliance

In May 1998, the Company entered into a voluntary consent decree with the FDA in relation to the Texas facility. This resulted from issues the FDA had concerning the Company's validations of this facility. The agreement required the Company to re-validate certain of the Company's manufacturing processes, strengthen its continuous quality improvement program, and to contract for an independent audit on overall GMP compliance under a schedule agreed to by the Company and the FDA.

Mentor believes that to date it has completed in a timely fashion all the activities called for in the agreement. Specifically, the Company has completed the re-validations of the plant and has had a GMP expert consultant conduct the first annual inspection. The expert consultant reported that the company was in substantial GMP compliance.

In November and December of 1999 the FDA conducted an inspection of the Company's Texas facility. The inspection consisted of a comprehensive good manufacturing practices ("GMP") audit, a review of the Company's corrections of observations from previous inspections and a review of other conditions of the consent decree. While some inspection observations were issued, they were not related to issues raised in previous inspections nor did they indicate any issues of noncompliance with the terms of the consent decree. We believe the observations were not major in scope and that the facility was found to be in substantial GMP compliance. Most of the observations were corrected during the course of the audit or by December 31, 1999. The outstanding observations will be addressed in a very short period of time.

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

Pursuant to the call for PMA applications, all manufacturers of saline-filled breast implant products now in commercial distribution must have submitted a PMA application by November 17, 1999. Accordingly, the Company filed its saline-filled breast implant PMA application with the FDA on November 15,1999. The FDA conducted its initial review and accepted the Company's application. The FDA will then conduct a comprehensive review of the application. An advisory panel meeting has been scheduled for the first week in March to provide further review and make a recommendation on the Company's and other manufacturers' applications. The FDA is not bound to adopt the panel's recommendation regarding this approval. The FDA decision regarding approval of the PMA application is expected in 2000. While the Company believes its filing is adequate to support the approval of the submission, any filing with the FDA is subject to uncertainty and there can be no assurances that the FDA review process will not involve delays or that clearances and approvals will be granted. In addition, the FDA ultimately could find our PMA application not approvable, which would preclude commercial distribution of this product. If the FDA does not grant PMA application approval on the saline filled breast implant it would have a material adverse effect on the business, financial condition and results of operations.

Interest and Other Income and Expense

Net interest income increased from $97 thousand last year to $1.0 million this year, due to higher cash balances generated by increased earnings and the proceeds of the sale of the Ophthalmic business. The net interest expense for the comparable quarter in the prior year included interest expense from borrowings on the line of credit to increased stock repurchases. The borrowings were repaid in the first quarter.

Income Taxes

The effective rate of corporate income taxes was 32.3% for the quarter, compared to 34.4% in the same period a year ago. The prior year rate reflects the effect of restatement for discontinued operations, while the current year rate reflects tax credits earned in prior years not previously provided for.

Discontinued Operations

In May 1999, the Company announced its decision to divest its ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. Consequently, the Company accounts for the ophthalmic business as a "Discontinued Operation" in accordance with Generally
Accepted Accounting Principles (GAAP).

For the quarter, the Company had a net income from discontinued operations of $571 thousand, compared to a loss of $8.7 million for the comparable quarter in the prior year. The prior year restated results of discontinued operations include the after-tax effect of a $14 million reserve for discontinued operations of the Ophthalmic business. During the first quarter, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax. In the third quarter the Company completed the sale of the remaining assets of the Ophthalmic equipment business for cash consideration of $21 million. The Company recorded an after-tax gain of approximately $1.1 million from this transaction.

Net Income From Continuing Operations

Diluted earnings per share from continuing operations was $0.29 for the quarter, a per share increase of 104% over the comparable quarter last year. The increased earnings are primarily the result of increased sales in the current year and high levels of manufacturing expenses related to validations of our Texas facility in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's working capital was
$126.2 million compared to $106.8 million at March 31, 1999.
The Company's working capital needs were provided from operations.

The Company generated $24.7 million of cash from continuing operations during the nine months ended December 31, 1999, compared to $12.7 million the previous year.

The Company anticipates investing approximately $9 million in facilities and capital equipment in fiscal 2000. The majority of the expenditures will be for facility upgrades at the Company's facilities in Texas and Santa Barbara, as well as for enhancing the Company's information technology capabilities.

The Company has a line of credit for $25 million. As a result of the increased stock repurchases in fiscal 1999, the Company had a balance of $4.0 million on its line of credit at March 31, 1999. This amount was paid off during the first quarter.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately $2.4 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program are to offset the issuance of stock options, provide liquidity to the market and to generally enhance the Company's return to shareholder's equity. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares, to a total of 4.6 million. The Company has repurchased approximately 650 thousand shares for consideration of $12 million during the fiscal year to date.

As discussed above, during the first quarter the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. In the third quarter, the Company completed the sale of the remaining assets of the ophthalmic equipment business for cash consideration of $21 million.

The Company's principal source of liquidity at December 31, 1999 consisted of $58.7 million in cash and marketable securities plus $25 million available under its line of credit.

IMPACT OF YEAR 2000

The Company experienced no adverse effects related to the Year 2000 Issue.

The total cost to the Company of the Year 2000 project is estimated at $3.0 million and was funded through operating cash flows. This amount includes upgrading desktop systems and office software to the latest release, which the Company would do in the normal course of business. The majority of these costs related to new hardware and software, and were capitalized.
PART II

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

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     10(a)     Asset Purchase Agreement, dated as of August
               26, 1999 between Mentor Corporation and
               Xomed, Inc.

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)


DATE:     February 14, 2000        BY:  /s/ANTHONY R. GETTE
                                        Anthony R. Gette
                                        President and
                                        Chief Operating Officer


DATE:     February 14, 2000        BY:  /s/LOREN L. McFARLAND
                                        Loren L. McFarland
                                        Vice President of Finance
                                        Corporate Controller


Exhibit 10(a)

                  ASSET PURCHASE AGREEMENT

                         dated as of
                       August 26, 1999
                           between
                     Mentor Corporation
                             and
                         Xomed, Inc.



                      TABLE OF CONTENTS

                                                    Page No.

ARTICLE 1 - PURCHASE AND SALE OF ASSETS                    1

     Section 1.1                           Purchase and Sale     1

     Section 1.2                             Excluded Assets     5

     Section 1.3                                    Transfer     7

ARTICLE 2 - PURCHASE PRICE                                 7

     Section 2.1                              Purchase Price     7

     Section 2.2                         Accounts Receivable     8

     Section 2.3                  Assumption of Liabilities.     9

     Section 2.4                   Purchase Price Allocation     10

ARTICLE 3 - REPRESENTATIONS AND WARRANTIES OF THE
     SELLER AND THE SUBSIDIARIES                          11

     Section 3.1         Organization and Corporate Standing     11

     Section 3.2               Corporate Power and Authority     11

     Section 3.3                        Financial Statements     12

     Section 3.4       Absence of Certain Changes and Events     13

     Section 3.5                         No Violation of Law     13

     Section 3.6                                   Equipment     14

     Section 3.7                 Title to Assets/Sufficiency     14

     Section 3.8                                      Leases     15

     Section 3.9                                  Litigation     15

     Section 3.10                  Employees of the Business     16

     Section 3.11Collective Bargaining; Employment Contracts     16

     Section 3.12                              Labor Matters     16

     Section 3.13                                  Inventory     17

     Section 3.14                                    Permits     17

     Section 3.15                                  Contracts     18

     Section 3.16   Required Consents, Approvals and Filings     18

     Section 3.17                                No Conflict     19

     Section 3.18                      Intellectual Property     19

     Section 3.19                                      Taxes     20

     Section 3.20                        Accounts Receivable     20

     Section 3.21                             Trade Payables     20

     Section 3.22                    Undisclosed Liabilities     21

     Section 3.23                                   Warranty     21

     Section 3.24                           Year 2000 Status     21

     Section 3.25                                 Disclosure     21

     Section 3.26                                 Disclaimer     22

ARTICLE 4 - BUYER'S REPRESENTATIONS AND WARRANTIES        22

     Section 4.1                                Organization     22

     Section 4.2               Corporate Power and Authority     22

     Section 4.3    Required Consents, Approvals and Filings     23

     Section 4.4                                 No Conflict     23

     Section 4.5                                  Litigation     24

     Section 4.6                                   Financing     24

ARTICLE 5 - COVENANTS OF THE PARTIES                      24

     Section 5.1                  Operations Pending Closing     24

     Section 5.2                                      Access     26

     Section 5.3         Preparation of Supporting Documents     27

     Section 5.4Approvals of Third Parties; Satisfaction of Conditions to
               Closing                                    27

     Section 5.5              Hart-Scott-Rodino Notification     28

     Section 5.6                  Financial and Tax Services     29

     Section 5.7                              Transfer Taxes     29

     Section 5.8             Notice and Opportunity to Cure.     30

     Section 5.9                                   Inventory     31

ARTICLE 6 - COVENANTS AS TO EMPLOYEES                     32

     Section 6.1            Employees and Employee Benefits.     32

     Section 6.2                               Key Employees     33

ARTICLE 7 - CONDITIONS TO SELLER'S OBLIGATIONS            34

     Section 7.1Representations and Warranties True at Closing Date; Performance
               of Agreements                              34

     Section 7.2                                  Litigation     34

     Section 7.3                 Opinion of Counsel to Buyer     35

     Section 7.4             Required Governmental Approvals     35

     Section 7.5                    Other Necessary Consents     35

ARTICLE 8 - CONDITIONS TO BUYER'S OBLIGATIONS             35

     Section 8.1Representations and Warranties True at Closing Date; Performance
               of Agreements                              36

     Section 8.2                                  Litigation     36

     Section 8.3            Opinion of Counsel to the Seller     36

     Section 8.4             Required Governmental Approvals     36

     Section 8.5                    Other Necessary Consents     37

ARTICLE 9 - CLOSING                                       37

     Section 9.1                                     Closing     37

     Section 9.2                Termination Prior to Closing     38

     Section 9.3                  Termination of Obligations     39

ARTICLE 10 - INDEMNIFICATION                              39

     Section 10.1                    Seller Indemnification.     39

     Section 10.2                     Buyer Indemnification.     41

     Section 10.3                          Indemnity Claims.     42

     Section 10.4                                Deductible.     43

     Section 10.5                            Notice of Claim     44

     Section 10.6                                    Defense     44

     Section 10.7                    Limitation of Liability     46

     Section 10.8                 Exclusive Remedy; Release.     46

ARTICLE 11 - COVENANT NOT TO COMPETE                      47

ARTICLE 12 - MISCELLANEOUS                                47

     Section 12.1                                   Expenses     47

     Section 12.2                           Entire Agreement     47

     Section 12.3                                    Waivers     48

     Section 12.4Parties Bound by Agreement; Successors and Assigns   48

     Section 12.5                               Counterparts     49

     Section 12.6                                    Notices     49

     Section 12.7                                  Brokerage     50

     Section 12.8                              Governing Law     51

     Section 12.9                       Public Announcements     51

     Section 12.10              No Third-Party Beneficiaries     52

     Section 12.11                      Certain Definitions.     52

     Section 12.12                            Interpretation     52



SCHEDULES

1.1   Business
1.1( Computer Software, Equipment and Databases g)
1.2   Excluded Assets
2.2   Additional Assumed Liabilities
3.3   Financial Statements and Exceptions to Financial
      Statements
3.4   Certain Changes and Events
3.7   Exceptions to Title
3.8   Equipment Leases
3.9   Litigation
3.10  Key Employees
3.11  Agreements with Employees
3.12  Labor Matters
3.14  Permits and Registrations
3.15  Contracts
3.15  Contracts Included in Assets
(b)
3.15  Notice to Distributors and Independent Sales
(c)   Representatives
3.16  Seller Required Consents, Approvals and Filings
3.18  Intellectual Property
3.18  Intellectual Property Licensed back to Seller
(b)
3.19  Taxes
3.23  Warranties
4.3   Buyer Required Consents, Approvals and Filings
5.1   Operations Pending Closing
5.1(  Actions Prior to Closing
b)
6.2   Key Employees


DEFINITIONS
Term:                          First Defined in Section -

"Accounts Receivable"          Section 1.1(h)
"Adjusted Accounts             Section 2.2(a)
Receivable"
"Affiliate"                    Section 12.11(a)
"Agreement"                    First paragraph of Agreement
"Assets"                       Section 1.1
"Assumed Liabilities"          Section 2.3(a)
"Business"                     Section 1.1
"Business Employees"           Section 6.1(a)
"Buyer"                        First paragraph of Agreement
"Buyer Protected Parties"      Section 10.1(a)
"Buyer's Benefit Plans"        Section 6.1(b)
"Closing"                      Section 9.1
"Closing Date"                 Section 9.1
"Code"                         Section 2.4
"Collected Accounts            Section 2.2(b)
Receivable"
"Contracts"                    Section 1.1(d)
"Deductible"                   Section 10.4
"Effective Date"               First paragraph of Agreement
"Equipment"                    Section 1.1(e)
"Excluded Assets"              Section 1.2
"Excluded Liabilities"         Section 2.3(b)
"FTC"                          Section 5.5
"Financial Statements"         Section 3.3
"Hired Employees"              Section 6.1(a)
"HSR"                          Section 3.16
"Indemnified Party"            Section 10.5
"Indemnifying Party"           Section 10.5
"Intellectual Property"        Section 3.18
"Justice Department"           Section 5.5
"Key Employees"                Section 3.10
"knowledge"                    Section 12.11(b)
"Leases"                       Section 1.1(f)
"Losses"                       Section 10.1(a)
"Mark"                         Section 1.2(h)
"Material Adverse Effect"      Section 12.11(c)
"Mentor"                       Section 1.2(h)
"MOI"                          First paragraph of Agreement
"MMI"                          First paragraph of Agreement
"Permits"                      Section 1.1(c)
"Permitted Liens"              Section 3.7
"Phaco Product"                Section 1.1(j)
"Pre-Closing Date"             Section 2.1
"Purchase Price"               Section 2.1
"Purchase Price Allocation"    Section 2.4
"Registrations"                Section 1.1(b)
"Second Request"               Section 5.5
"Seller"                       First paragraph of Agreement
"Subsidiary"                   Second paragraph of Agreement
"Subsidiaries"                 Second paragraph of Agreement
"Seller Protected Parties"     Section 10.2
"Supply Agreement"             Section 1.1(j)
"Technical Information"        Section 1.1(k)
"Trade Payables"               Section 2.3(b)
"Transaction Agreements"       Section 3.2
"Transition Services           Section 5.3
Agreement"
"Wet-Field Intellectual        Section 1.1(j)
Property"

                    ASSET PURCHASE AGREEMENT



     THIS  ASSET PURCHASE AGREEMENT (this "Agreement"), made  and entered  into as of this 26th day of August, 1999 (the "Effective

Date"), among Mentor Corporation, a Minnesota corporation, having its  principal  place  of  business at 201  Mentor  Drive,  Santa

Barbara,  CA  93111 (the "Seller"), Mentor Ophthalmics,  Inc.,  a

Massachusetts  corporation  ("MOI"),  Mentor  Medical,  Inc.,   a

Delaware   corporation  ("MMI"),  and  Xomed,  Inc.,  a  Delaware

corporation,   having  its  principal  place   of   business   at

6743  Southpoint  Drive  N.,  Jacksonville,  Florida  32216  (the

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

Subsidiaries used in the Mentor Ophthalmics business division.

     NOW, THEREFORE, in consideration of the mutual promises  and covenants and the terms and conditions set forth herein and other good  and valuable consideration, the receipt and sufficiency  of which  are  hereby  acknowledged, the  parties  hereto  agree  as follows:

- PURCHASE AND SALE OF ASSETS
Purchase and Sale
 . Subject to the terms of this Agreement, at the Closing (as defined in Section 9.1), the Seller and the Subsidiaries will sell, convey, transfer, assign and deliver to the Buyer, and the Buyer will purchase and accept from the Seller and the Subsidiaries, all of the assets, properties and rights of every kind, nature, character or description, whether tangible or intangible, real, personal or mixed, wherever located, used or held by the Seller and the Subsidiaries as of the Effective Date in the ophthalmic product lines described on Schedule 1.1 (the "Business"), including any additions to such assets, properties and rights in the ordinary course of business between the date hereof and the Closing, but specifically excluding (A) the Excluded Assets (as defined in Section 1.2) and (B) any deletions to such assets, properties and rights in the ordinary course of business between the date hereof and the Closing in accordance with this Agreement. The assets, properties and rights being sold and purchased pursuant to this Agreement are herein referred to as the "Assets". Subject to Section 1.2, the Assets include, but are not limited to:
All originals (where originals exist, in the case of materials used exclusively in the Business), and/or copies of records (including copies of materials not used exclusively in the Business, whether in hard copy or electronic format), operating data and business files, including customer lists and files, customer credit files, advertising materials and sales literature, information relating to purchasing histories and procedures, vendor files and financial records (including all sales invoices and purchase order records and supporting documents with respect to accounts receivable and accounts payable) and other marketing information and records used primarily in the Business, which are in the possession of the Seller or a Subsidiary on the Closing Date (as defined in Section 9.1);
All governmental registrations, registration applications, temporary registrations, experimental use permits, applications and emergency use exemptions used in the Business, including those listed on Schedule 3.14 hereto (the "Registrations");
All governmental authorizations, licenses and permits used in the Business, including those listed on Schedule 3.14 (collectively, the "Permits");
All contracts, agreements and licenses (other than the Leases of Equipment listed on Schedule 3.8) which are listed on Schedule 3.15(b), but excluding any such contracts that expire or are terminated prior to Closing in accordance with this Agreement and such contracts where the Seller or a Subsidiary, as the case may be, is unable to obtain an assignment prior to the Closing (the "Contracts");
All machinery, motor vehicles, tools, furniture, instruments, laboratory equipment, research equipment, fixtures and personal property used in connection with the Business (the "Equipment"); All leases of Equipment used in the Business, including those listed on Schedule 3.8 (the "Leases");
Computer, data processing and telecommunications hardware, software and systems, equipment and database items used exclusively in connection with the Business, as set forth on
Schedule 1.1(g), except with respect to such items where the Seller or a Subsidiary, as the case may be, is unable to obtain an assignment;
All accounts receivable ("Accounts Receivable") of the Business (excluding intercompany receivables, as described in Section 1.2(f)) as of the Closing;
All inventories of the Business, including finished goods and products, field inventory, goods and products in process, and materials and supplies on hand and in transit, as of the Closing; All of the Seller's and the Subsidiaries' right, title and interest in and to intellectual property (including patents, unpatented know-how, copyrights, trade secrets, trade names, service marks and trademarks), whether registered or not, applications for the foregoing, and any and all other intangible assets used in the Business, including, without limitation, those set forth on Schedule 3.18. The Buyer acknowledges that certain intellectual property related to the Wet-Field Console is incorporated into Seller's phacoemulsification product, the Mentor SIStem (together with future generations of the phacoemulsification product, the "Phaco Product"), which is excluded from this transaction. The Buyer therefore grants to the Seller and the Subsidiaries, as of the Closing, an exclusive, royalty-free, irrevocable, worldwide right and license to use the Wet-Field Intellectual Property (as defined below) in connection with their use, development, and manufacture of the Phaco Product. The term "Wet-Field Intellectual Property" shall mean those intangible assets set forth on Schedule 3.18(b). The foregoing license shall be: (i) limited to use of the Wet-Field Intellectual Property within the Phaco Product and not within any other product or as a stand-alone product; and (ii) contingent on the Seller purchasing all of its components for the Phaco Product that relate to the Wet-Field Console from the Buyer, and the Seller agrees (effective as of the Closing) to purchase all its requirements for such components from the Buyer under a supply agreement between the parties hereto to be executed as of the Closing (the "Supply Agreement"). The Seller may assign such license to a third party upon notice to the Buyer of the assignee's name, address, telephone number and contact person.
In the event the Seller and/or a Subsidiary assigns such license to use the Wet-Field Intellectual Property, the assignee of such license is hereby granted a worldwide license for a period of six months from the date of assignment to use the name "Wet-Field" in connection with the Phaco Product. Such use shall be limited to identifying, selling, marketing and distributing the existing inventory of products transferred in connection with such assignment and any related advertising and promotional materials. Within six (6) months after the Closing Date, the Seller or its assignee shall remove the name "Wet-Field" from the internal software in the Phaco Product such that the name does not appear on any screen display.
All of the Seller's technical information and data, including, but not limited to, know-how, trade secrets, inventions, formulas, processes, designs, drawings, technology, software (including source codes), data bases, electronic data and engineering files (including drawings and materials), manufacturing and quality control procedures and records, product composition data and specifications, packaging specifications, material safety data sheets, customer specifications, product standards, competitive samples and reports of analyses thereof, lab notebooks, records of inventions, patent application drafts, and research and development projects, materials, results and records, wherever located, used in the Business ("Technical Information");
All manufacturers', vendors' and suppliers' warranties, to the extent assignable, relating to the Assets or the Business;
The goodwill of Seller relating to the Assets or the Business; The following (800) telephone numbers used in the Business:
               (i)  (800) 992-7557 (Customer Service);

               (ii) (800) 645-9792 (Technical Support).

Excluded Assets
 . Notwithstanding anything herein to the contrary, the Assets shall not include the following (the "Excluded Assets"):
Cash;
Securities;
Bank deposits;
Assets, properties and rights of the Seller or a Subsidiary not currently used primarily in the Business;
Any and all rights and assets, including without limitation intellectual property rights, relating to the Polytef, Contour Genesis, Urethrin, Phaco, and all other product lines other than the Business;
Intercompany receivables (that is, amounts owing by the Seller to a Subsidiary, by a Subsidiary to the Seller, or by one Subsidiary to another Subsidiary);
Any and all real property and leases thereof; and Material contracts set forth on Schedule 3.15, except for those contracts listed on Schedule 3.15(b); and All other assets, properties, trademarks and tradenames and rights identified on Schedule 1.2, including without limitation, all rights in and to use the name "Mentor." Pursuant to this Agreement, the Buyer will acquire for sale certain existing inventory which display the "Mentor" mark. The Buyer acknowledges that the Seller and/or one or more of the Subsidiaries is the exclusive owner of the "Mentor" trade name and trademark (the "Mark"). The Buyer agrees to refrain from any action which is in any way inconsistent with the Seller's ownership of the Mark or which could damage Seller's interest in the Mark or the Seller's reputation. The Seller grants to the Buyer as of the Closing a limited worldwide, royalty-free license, (A) for a period not to exceed one year from the Closing Date, to use the Mark in an informational sense only to identify the existing inventory transferred under this Agreement and on any related advertising and promotional materials and to refrain from any use of the Mark in connection with any other products, and (B) for a period not to exceed six months from the Closing Date, to use the Mark to announce the Buyer's purchase of, and to promote the Buyer's ownership of, the Business (subject to the Seller's approval thereof pursuant to Section 12.9, which approval shall not be unreasonably withheld or delayed).
Transfer
 .  The sale, conveyance, transfer, assignment and delivery of the

Assets  by the Seller and the Subsidiaries to the Buyer  will  be effected by the delivery from the Seller and the Subsidiaries  to the  Buyer  at  Closing  of  all  bills  of  sale,  endorsements,

assignments and transfers as required by the Agreement plus  such other  instruments of transfer and conveyance in forms reasonably satisfactory to the parties.

- PURCHASE PRICE
Purchase Price
 .   Subject to adjustment as provided in this Section 2.1 and  in

Section  2.2,  the  purchase  price  for  the  Assets  shall   be

Twenty-One Million Dollars ($21,000,000) (the "Purchase  Price").

The  Purchase  Price is payable by the Buyer  to  the  Seller  at

Closing in immediately available funds by wire transfer.  Two (2)

business  days prior to the Closing ("Pre-Closing Date"),  Seller will provide to Buyer an aging report of Accounts Receivable  and

Trade Payables.  The Purchase Price will be reduced by one dollar

($1.00) at Closing for each dollar that Accounts Receivable as of the Pre-Closing Date are less than 90% of the Accounts Receivable as  indicated  on the March 31, 1999 balance sheet referenced  in

Schedule  3.3.   The Purchase Price will also be reduced  by  one

dollar ($1.00) at Closing for each dollar of Trade Payables  that are forty-five or more days old as of the Pre-Closing Date.

Accounts Receivable
 .  There shall be a post-Closing adjustment to the Purchase Price in accordance with this Section 2.2.

The amount of "Adjusted Accounts Receivable" shall be equal to the amount of the Accounts Receivable, as shown on the aging report thereof delivered pursuant to Section 2.1, less $350,000. During the one year period following the Closing, the Buyer shall use commercially reasonable efforts to collect the Accounts Receivable. Within 30 days following the first anniversary of the Closing Date, the Buyer shall deliver to the Seller a
schedule of the Adjusted Accounts Receivable and the amounts collected thereon during the one year period following the Closing; the amount of the Adjusted Accounts Receivable collected during such period is referred to as the "Collected Accounts Receivables." For the purpose of such schedule, amounts collected during such period from a customer shall be applied to the earliest amounts owing. The Seller shall have the right to audit such schedule, and the Buyer shall provide access to the relevant books and records for that purpose.
If the amount of the Adjusted Accounts Receivable exceeds the amount of the Collected Accounts Receivables, one-half of the difference shall be paid by the Seller to the Buyer. Such amount shall be promptly paid by the Seller to the Buyer, in immediately available funds by wire transfer, and shall constitute an adjustment to the Purchase Price.
Assumption of Liabilities.
Except as specifically set forth in this Section 2.2, the Buyer will not assume, and shall not be bound by, any obligations and liabilities of the Seller or a Subsidiary of any kind or nature, known or unknown, expressed, implied, contingent or otherwise
(the "Excluded Liabilities"). Without limiting the generality of the foregoing and notwithstanding anything in this Agreement to the contrary, Excluded Liabilities shall include, and Buyer shall have no responsibility for, any liability arising from actual or threatened litigation from Seller's contracts or relationships with its independent sales representatives, exclusive distributors or any other third parties worldwide, which are not listed in Schedule 3.15(b).
At the Closing, the Buyer will assume and agree to pay, perform and discharge, and to indemnify the Seller and the Subsidiaries against and hold them harmless from, the following obligations and liabilities, whether imposed by contract, by operation of law, or otherwise, relating to the Assets or the Business ("Assumed Liabilities"): (i) all liabilities and obligations on or after the Closing Date under the Contracts, Permits, and
Leases included in the Assets; (ii) all trade accounts payable relating to the Business incurred in the ordinary course of business ("Trade Payables"); (iii) all liabilities or obligations to third parties for personal injury, property damage, consequential damages, punitive damages or incidental damages arising from any injury, event or damage as a result of any product or good of the Business manufactured on or after the Closing Date; (iv) all obligations associated with customer orders received by the Seller or a Subsidiary that remain unfulfilled, and any purchase orders issued by the Seller or a Subsidiary that remain open, on and as of the Closing Date, provided that such customer orders or purchase orders were issued or accepted in the ordinary course of business consistent with past practices; (v) the obligations with respect to the Hired Employees in accordance with Article 6 of this Agreement;
(vi) all deferred warranty obligations with respect to products and goods of the Business; (vii) all obligations to service products and goods of the Business; (viii) all obligations and liabilities, of any nature or kind, known or unknown, fixed, accrued, absolute or contingent, related to or based upon the ownership or operation of the Business or the Assets on or after the Closing Date; and (ix) the obligations or liabilities set forth on Schedule 2.2.
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

Purchase  Price Allocation within 90 days following  the  Closing

Date,  and  shall  execute  a written document  evidencing  their agreement as to the Purchase Price Allocation.  In the event that the  parties  are  unable  to reach an agreement  concerning  the

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

The  cost  of employing any such firm shall be borne one-half  by the  Seller and one-half by the Buyer.  The Buyer and the  Seller agree  to  each  prepare  (and timely  file)  identical  Internal

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

Business  by it or the ownership of the Assets by it requires  it to  be  so qualified, and the absence of such qualification would have a Material Adverse Effect.

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

Financial Statements
 .  Schedule 3.3 includes the following: (i) the unaudited balance sheet of the Business as of March 31, 1999, and (ii) gross margin summaries  for  the  year ended March 31, 1999  and  the  3-month

period   ended   July  2,  1999  (collectively   the   "Financial

Statements").  In addition, Schedule 3.3 will be supplemented  as soon  as  practicable  following  the  Effective  Date  with  the unaudited balance sheet of the Business as of July 2, 1999, which shall be one of the Financial Statements.  Except as set forth on

Schedule  3.3,  the Financial Statements (i) have  been  prepared from,  and  are  consistent with, the books and  records  of  the

Business,  and  (ii)  in all material respects  are  correct  and complete,  and  fairly  present the  financial  position  of  the

Business as of the dates thereof, and results of operations  from

the   Business  for  the  periods  described  therein;  provided,

however,  that  in  each case, the Financial  Statements  do  not include  provision of corporate services to the Business  by  the

Seller,  including,  without limitation,  expenses  for  clinical

programs   and   submissions  to   the   U.S.   Food   and   Drug

Administration,   marketing  services,   accounting   and   other

corporate  services  performed by the Seller  on  behalf  of  the

Business;  and  further  provided that the  Financial  Statements reflect  the  Seller's good faith effort to separate  the  Assets from  other  assets, properties and rights of  the  Seller  or  a

Subsidiary not currently used primarily in the Business.

Absence of Certain Changes and Events
 .   Except  (i) to the extent arising out of or relating  to  the transactions contemplated by this Agreement, (ii) for matters set forth on any Schedule to this Agreement, or (iii) as set forth on

Schedule 3.4, since July 2, 1999:

The Business has not suffered any material damage or destruction to the Assets (either individually or in the aggregate);
No event has occurred with respect to the Assets or the Business that has had a Material Adverse Effect other than as contemplated by this Agreement;
There has been no sale, transfer or other disposition of any material Assets, except for inventory in the ordinary course of business and other tangible personal property retired or replaced in the ordinary course of business;
There have been no material contracts or commitments relating to the Business or the Assets, except purchase orders in the ordinary course of business;
There has been no creation of any material mortgage, lien, security interest, pledge or other encumbrances on the Assets, except for Permitted Liens; and
The Business has not incurred or discharged any material obligation or liability, except in the ordinary course of business;
No Violation of Law
 .   Since  December  31, 1998, the Seller has  not  received  any written notice alleging the Seller or a Subsidiary is in material

violation  of  any  applicable  local,  state  or  federal   law,

ordinance, regulation, order, injunction or decree, or any  other requirement  of  any governmental body, agency  or  authority  or court binding on it, relating to the Assets or the Business which violation would have a Material Adverse Effect.  To the knowledge of  the Seller, the Seller and the Subsidiaries have operated the

Business in material compliance with all applicable local,  state and  federal  laws,  ordinances, regulations  and  orders,  where failure to do so would have a Material Adverse Effect.

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

Title to Assets/Sufficiency
 .   The Seller or a Subsidiary has good title to all Assets, free and  clear  of all liens and encumbrances, or has a license  with the  right  to  use the Assets for the benefit of  the  Business,

except  (i) as set forth on Schedule 3.7, or (ii) (A)  liens  for taxes  not  yet  due and payable; (B) carriers',  warehousemen's,

mechanics',  material  men's, repairmen's  or  other  like  liens arising in the ordinary course of business, payment for which  is not  yet  due or which is being contested in good faith; and  (C)

deposits   to  secure  the  performance  of  utilities,   leases,

statutory  obligations  and surety and  appeal  bonds  and  other obligations of a like nature incurred in the ordinary  course  of business  (collectively, "Permitted Liens").  The Assets  include all  material assets and rights necessary for the conduct of  the

Business  as  now conducted, except (A) as set forth on  Schedule

3.7,  and (B) for assets not held at a Business location  or  not used  by the Seller or a Subsidiary primarily for the benefit  of the  Business, such as administrative services used by the Seller or  a  Subsidiary  in providing administrative  services  to  the

Business  (such  as  payroll, electronic mail and  certain  other information  services) and corporate services used in  connection with  the  Business (such as research and development activities,

Seller's quality system, and marketing).

Leases
 .  Except for real property leases, Schedule 3.8 lists all Leases

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

Litigation
 .   Schedule 3.9 sets forth all litigation, suits, indictments or informations, or proceedings or arbitrations pending, or  to  the

knowledge   of   the  Seller,  threatened,  before   any   court,

arbitration tribunal, or judicial, governmental or administrative agency,  relating to the Business or the Assets,  in  each  case,

that  is pending, or, to the knowledge of the Seller, threatened,

as  of the date hereof that would have a Material Adverse Effect.

Further,  except  as  set forth in Schedule  3.9,  there  are  no

material   judgments,   orders,  writs,   injunctions,   decrees,

indictments  or  informations,  grand  jury  subpoenas  or  civil

investigative  demands,  or  awards  against  the  Seller  or   a

Subsidiary relating to the Business or the Assets that would have a  Material  Adverse  Effect.  There is no  suit,  investigation,

action or other proceeding pending, or to the Seller's knowledge,

threatened before any court, arbitration, tribunal, or  judicial,

governmental or administrative agency, against the  Seller  or  a

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

Manufacturing Practices and all other applicable requirements  of the United States Food and Drug Administration.  To the knowledge of  Seller,  the  inventory,  taken as  a  whole  (but  excluding inventory  being serviced by the Seller's technical services  and repair department), is free from significant defects in materials and workmanship.

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

Contracts
 .   Schedule  3.15  sets forth a list of all material  contracts,

agreements and licenses (other than Leases) used in the Business.

Except as set forth on Schedule 3.15, each such Contract is valid and  in  full  force and effect and is enforceable in  accordance with its respective terms.  Except as set forth on Schedule 3.16,

no  consent,  approval or authorization of  any  third  party  is required for the assignment of each Contract to the Buyer.  There are no material disputes, oral agreements or forbearance programs in  effect  as  to the Contracts and there has not  occurred  any material  default  by  the  Seller or a  Subsidiary  or,  to  the

Seller's  knowledge,  any  other party  of  any  such  Contracts.

Seller  will  provide notice to its distributors and  independent

sales   representatives  under  the  agreements  set   forth   in

subsections B and F of Schedule 3.15, respectively, that  it  has discontinued  the  manufacture and sale of the  products  in  the

Business;  such  notice shall be substantially in  the  form  set forth on Schedule 3.15(c).

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

Asset,  except  as to clauses (i) through (iv)  above,  any  such matters that would not (A) involve or affect the Business or  the

Assets,  or  (B)  prevent  or  delay  the  consummation  of   the

transactions contemplated herein.

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

Seller's  knowledge, neither (i) the use by  the  Seller  or  any

Subsidiary  of  the Intellectual Property, nor (ii)  the  making,

using,  selling, offering to sell, importing or exporting of  the products  of  the Business, infringes or otherwise  violates  the rights of any other party.

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

Accounts Receivable
 .   The Accounts Receivable shown on the books and records of the

Business and to be transferred to Buyer at the Closing constitute valid  obligations of customers generated in the ordinary  course of the Business.

Trade Payables
 .   The  Trade  Payables shown on the books and  records  of  the

Business  and  to  be assumed by Buyer at the Closing  constitute valid  obligations  generated  in  the  ordinary  course  of  the

Business  and  are  due and payable as shown  on  the  books  and records of the Business.

Undisclosed Liabilities
 .   Other  than  as disclosed in this Agreement or the  Financial

Statements,  to  the  Seller's knowledge there  are  no  material liabilities associated with the Business or the Assets.

Warranty
 .   Attached as Schedule 3.23 is a listing of all warranty  terms and all extended warranty agreements with respect to products and goods  of the Business, which liability is to be assumed  at  the

Closing by Buyer pursuant to Section 2.3(vi) of this Agreement.

Year 2000 Status
 .  Products of the Business currently manufactured do not rely on real-time clocks to function.  Certain ultrasound products of the

Business  currently  manufactured  contain  date  mechanisms  for

reference  purposes  only.   Such  products:  (i)  will   provide

accurate  date output denoting the year with either two  or  four digits;  (ii) will recognize 2000 as a leap year; and (iii)  will function  accurately and without interruption before, during  and after  January  1, 2000 without any adverse change in  operations associated with the advent of the new century.

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

Organization
 .  Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.  The Buyer has  all requisite corporate power and authority to carry on  and conduct  its  business as it is now being conducted,  to  own  or lease its assets and properties and is duly qualified and in good standing  in  every  jurisdiction in which  the  conduct  of  its business  or  ownership  of  its assets  requires  it  to  be  so qualified.

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

- COVENANTS OF THE PARTIES
Operations Pending Closing
 .   The Seller hereby agrees that, except as set forth in Section

3.4  or in Section 6.2 or on Schedule 5.1 or as consented  to  in writing  by  the  Buyer  (such consent  not  to  be  unreasonably withheld  or  delayed), pending the Closing, the Seller  and  the

Subsidiaries  shall  operate  and conduct  the  Business  in  the ordinary course and consistent with past practices of the  Seller and the Subsidiaries.  Pursuant thereto and not in limitation  of the foregoing:

The Seller and the Subsidiaries will maintain, in all material respects, the Assets in their present state of repair (ordinary wear and tear excepted), and will use commercially reasonable efforts to preserve the good will of its business and relationships with customers and suppliers with whom it has business relations. Notwithstanding the foregoing, the resignation or termination of any sales representative or the election by a customer or supplier to curtail or cease business relations with the Business, shall not be deemed a breach of, or failure to comply with, this Section 5.1(a), provided that Seller has used commercially reasonable efforts to retain such representative, customer or supplier.
Except as set forth on Schedule 5.1(b), or without the written consent of the Buyer (such consent not to be unreasonably withheld or delayed), or as otherwise contemplated by this Agreement, the Seller and the Subsidiaries will not take any of the following actions between the Effective Date and the Closing
Date:
   Sell, transfer or otherwise dispose of any material Assets, except for inventory in the ordinary course of business and other tangible personal property retired or replaced in the ordinary course of business;
 Enter into any material contract or commitment relating to the Business or the Assets, except purchase orders in the ordinary course of business;
Create any material mortgage, lien, security interest, pledge or other encumbrances, on the Assets, except for Permitted Liens; or Cause the Business to incur or discharge any material obligation or liability, except in the ordinary course of business.
Access
 .   The  Buyer shall be afforded a period of fifteen  (15)  days,

commencing  on the Effective Date, to continue its due  diligence

investigation   in  order  to  confirm  the   accuracy   of   the

representations and warranties contained in Article 3 hereof, and upon  discovery  of any such inaccuracy, shall  have  the  rights provided  in Section 9.2(c) hereof.  During the period  from  the

Effective  Date  to the Closing Date, the Seller will,  and  will cause  the  Subsidiaries  to, (i) provide  the  Buyer  with  such information as the Buyer may from time to time reasonably request with  respect to the Assets and the Business and the transactions contemplated by this Agreement, and (ii) provide the Buyer,  upon reasonable  notice and during regular business hours,  access  to the  books, records, offices, counsel, accountants and  employees of  the Business and those of the Seller and the Subsidiaries  as such  relate to the Business, as the Buyer may from time to  time

reasonably  request.   Any access will be  conducted  in  such  a

manner so as not to interfere unreasonably with the operation  of the  business  of  the  Seller  and  the  Subsidiaries,  and  any representative  of  the Buyer shall, at all times  while  in  the facilities  of the Seller or a Subsidiary, be accompanied  by  an employee(s) or representative(s) of the Seller.  The Seller shall also  have the right to require, prior to entry onto any  of  the facilities of the Seller or a Subsidiary by contractors acting on behalf  of  the  Buyer, that the Buyer provide  the  Seller  with evidence  of  the  contractor's  insurance  in  form  and  amount reasonably  satisfactory  to the Seller,  including  contractor's insurance  that names the Seller as an insured.  At the  Seller's request,  the  Buyer shall furnish to the Seller at  the  Buyer's expense  a  copy of all information obtained by the  Buyer  as  a result of any such access by contractors acting on behalf of  the

Buyer.  The Buyer shall inform its representatives and agents  of the Confidentiality Agreement, dated on or about June 24, 1999 by and  between  the Seller and Xomed Surgical Products,  Inc.,  and shall cause said representatives to abide by such Confidentiality

Agreement  and  the  Seller's  rules  and  regulations  regarding safety, security and operations.  The Buyer shall and hereby does indemnify, defend and hold harmless the Seller Protected  Parties

(as  defined in Section 10.2) from and against any and all Losses

(as defined in Section 10.1) that may arise in connection with or as  a result of the Buyer's access to the Business, and the Buyer further  agrees  to  be responsible for and bear  all  costs  and expenses of damage directly related to any of the Buyer's  access to the Business.

Preparation of Supporting Documents
 .   In  addition to such actions as the parties may otherwise  be required to take under this Agreement or applicable law in  order to  consummate  this Agreement and the transactions  contemplated hereby  and by the Transaction Agreements, the parties will  take such  action, furnish such information, and prepare, or cooperate

in   preparing,   and  execute  and  deliver  such  certificates,

agreements (including a Transition Services Agreement between the parties  hereto  of even date herewith (the "Transition  Services

Agreement"))  and  other  instruments  as  the  other  party  may reasonably  request from time to time, before, at  or  after  the

Closing, with respect to compliance with obligations of the Buyer or  the  Seller in connection with the transactions  contemplated hereby  or  by  the  Transaction Agreements (including,  but  not limited to, vesting title to the Assets more fully in the Buyer).

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

Request.   The Seller and the Buyer will each bear all  of  their

own  expenses (including attorneys fees) in complying  with  this

Section.

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

Transfer Taxes
 .   All  sales  or transfer taxes, including but not limited  to,

document recording fees, real property transfer taxes, sales  and

excise   taxes,  arising  out  of  or  in  connection  with   the

consummation  of  the transactions contemplated herein  shall  be paid  by the Buyer.  The Buyer shall furnish the Seller with  any necessary certificates of tax exemption.

Notice and Opportunity to Cure.
If between the Effective Date and the Closing Date either party becomes aware that any of the Seller's representation(s) or warranty(ies) are or will be untrue or inaccurate ("Inaccuracy"), such party will promptly notify the other. In any such case, even if such Inaccuracy would be likely to have a Material Adverse Effect, the Seller can elect to take any of the following actions, in which case the Buyer shall be obligated to close the transaction contemplated hereby if all other conditions to Closing in Article 8 have been satisfied:
    prior to Closing, the Seller can cure such Inaccuracy by correcting such Inaccuracy without any potential Loss, risk or adverse effect to the Buyer;
 if the Inaccuracy can be cured (without any remaining potential risk or adverse effect to the Buyer) by the Seller's assumption of, and indemnification for, any Losses resulting from any such
    Inaccuracy, the Seller can agree to the unconditional and unlimited assumption of liability for, and indemnification of the
                  Buyer for, any such Loss; or
if the Inaccuracy cannot be cured by the Seller prior to Closing with commercially reasonable efforts, then the Seller can present to the Buyer a reasonable plan to cure such Inaccuracy after the
 Closing (without any remaining potential risk or adverse effect to the Buyer), including the Seller's agreement to carry out such plan within a reasonable time frame, and the Seller's unconditional and unlimited indemnification of the Buyer for any potential Losses resulting from any such Inaccuracy.
     If  the  Seller satisfies all conditions in any  of  clauses

     (1), (2) or (3) above, then the appropriate Schedule(s) will be  updated and the Inaccuracy shall be deemed corrected for the  all  purposes  of  this  Agreement  (including  without limitation  Section  10.1 hereof); provided,  however,  that except  as  contemplated hereby and by Section 3.10  hereof,

     the Seller shall not otherwise have any right to update such

     Schedules.   The  parties acknowledge  and  agree  that  the

     Seller's  indemnity provided in this Section 5.8 is  without regard to the provisions of Article 10 hereof.

If the parties discover an Inaccuracy between the Effective Date and the Closing Date, but such Inaccuracy would not be likely to have a Material Adverse Effect, then the parties acknowledge and agree that the condition in Section 8.1 of this Agreement will nevertheless be satisfied insofar as Section 8.1 relates to the required degree of accuracy of the representations and warranties as of the Closing Date and after the Closing the Buyer may not assert an indemnification claim against Seller under Article 10 hereof in respect of such Inaccuracy.
Inventory
 .   Following the Closing, all inventory included in  the  Assets will  be  handled, packaged, labeled and distributed by Buyer  in accordance  with  Good  Manufacturing  Practices  and  all  other applicable  requirements  of  the United  States  Food  and  Drug

Administration.

- COVENANTS AS TO EMPLOYEES
Employees and Employee Benefits.
The Buyer may offer employment, effective as of the Closing Date, to persons who are employees of the Seller or a Subsidiary and who are assigned exclusively to the Business immediately prior to the Closing Date (the "Business Employees"). The Seller shall provide the Business Employees with reasonable paid time off to enable them to interview or otherwise meet with the Buyer (including at Buyer's Jacksonville, Florida headquarters); the Buyer shall be responsible for reimbursing the Business Employees for reasonable travel expenses incurred in connection therewith. The Buyer shall notify the Seller in writing at least one week prior to the Closing Date as to which Business Employees, if any, offers of employment shall be made. Business Employees who accept the Buyer's offer of employment are herein referred to as the "Hired Employees." The Buyer shall cause the Hired Employees to be eligible, as of the Closing Date, to participate in employee medical, dental, life, retirement and other pension and welfare benefit plans of the Buyer and its Affiliates that provide benefits that are no less favorable than those provided to other employees of the Buyer and its Affiliates holding
similar positions; provided, however, that the group health plan coverage provided by the Buyer and its Affiliates to the Hired Employees shall be such that the Seller's group health plan shall not be required to offer continuation coverage to the Hired Employees or their dependents under Part 6 of Title I of ERISA or
Section 4980B of the Code.
The Buyer shall cause the Buyer's and its Affiliates' employee benefit plans, programs and policies ("Buyer's Benefit Plans") to treat service and employment of Hired Employees with the Seller, the Subsidiaries, their Affiliates and any predecessor employers prior to the Closing Date as service and employment with the
Buyer for all purposes (other than for benefit accrual purposes under any defined benefit pension plans) under Buyer's Benefit Plans.
The Hired Employees and their beneficiaries shall not be required for calendar year 1999 to satisfy any deductible, employee co-payment, out-of pocket maximum or similar requirements under the Buyer's Benefit Plans that provide medical, dental and other welfare benefits to the extent of amounts previously credited for such purposes under the Seller's Plans that provide medical, dental, and other welfare benefits, and any waiting periods, pre-existing condition exclusions and requirements to show evidence of good health contained in such Buyer Benefit Plans shall be waived with respect to the Hired Employees and their dependents. The Seller and the Buyer shall take such further action (before, on or after the Closing Date), if any, as may be necessary or convenient to implement the intent of the Seller's and the
Buyer's agreement with respect to employee benefits as set forth in this Section 6.1.
Key Employees
 .   Attached  as Schedule 6.2 is a listing of key employees  (the

"Key  Employees") that Buyer has identified as essential  to  the effective  running of the Business.  Seller agrees that  it  will use  its best efforts to retain the services of the Key Employees and  will  make  their  services  available  to  Buyer  from  the

Effective  Date  through  the  Closing  Date  and  thereafter  in accordance with the Transition Services Agreement.  Seller  shall be  deemed to have satisfied the foregoing obligation if  it  (i)

fulfills  the  terms  of  the retention  packages  which  it  has previously  offered  to  the  Key  Employees  until  Closing  and thereafter  in accordance with the Transition Services Agreement,

and  (ii)  does  not  terminate or decrease the  compensation  or benefits of Key Employees except, in each case, for good cause.

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

Required Governmental Approvals
 .    All  governmental  authorizations,  consents  and  approvals

necessary   for  the  valid  consummation  of  the   transactions

contemplated hereby, the absence of which would have  a  Material

Adverse Effect, must have been obtained and must be in full force and  effect.  All applicable governmental pre-acquisition filing,

information furnishing and waiting period requirements, including expiration of all applicable waiting periods pursuant to HSR, the absence of which would have a Material Adverse Effect, must  have been  met  or  such  compliance must  have  been  waived  by  the governmental authority having authority to grant such waivers.

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

Other Necessary Consents
 .   The  parties  must have obtained all consents  and  approvals listed  on Schedule 3.16  and Schedule 4.3, the absence of  which would  have  a Material Adverse Effect, or, if any such  required consent or approval has not been obtained, the parties must  have agreed  to  an  alternative arrangement as  contemplated  by  the second sentence of Section 5.4.

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

Seller's and the Buyer's obligations set forth in Articles 7  and

8,  respectively,  the Closing Date will  be  the  later  of  (i)

October  1,  1999, or (ii) on the second business  day  following expiration of all applicable waiting periods pursuant to HSR,  or

such  other  date  as  the parties may mutually  agree.   At  the

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

Assets:

By the mutual written consent of the Buyer and the Seller;
By the Seller in writing, without liability, if the Buyer
(i) fails to perform in any material respect its agreements contained herein required to be performed by it on or prior to the Closing Date, or (ii) materially breaches any of its representations, warranties or covenants contained herein, which failure or breach is not cured, to the reasonable satisfaction of the Seller, within twenty (20) days after the Seller has notified in writing the Buyer of such failure or breach and of its intent to terminate this Agreement pursuant to this subparagraph;
By the Buyer in writing, without liability, if the Seller
(i) fails to perform in any material respect its agreements contained herein required to be performed on or prior to the Closing Date, or (ii) materially breaches any of its representations, warranties or covenants contained herein, which failure or breach is not cured, to the reasonable satisfaction of the Buyer, within twenty (20) days after the Buyer has notified in writing the Seller of such failure or breach and of its intent to terminate this Agreement pursuant to this subparagraph;
By either the Seller or the Buyer in writing, without liability, if there is issued any order, writ, injunction or decree of any court or governmental or regulatory agency binding on the Buyer or the Seller or a Subsidiary which prohibits or restrains the Buyer or the Seller from consummating the transactions contemplated hereby; provided that the Buyer and the Seller have used their reasonable, good faith efforts to have any such order, writ, injunction or decree lifted and the same has not been lifted within sixty (60) days after entry, by any such court or governmental or regulatory agency;
By either the Seller or the Buyer in writing, without liability, if for any reason the Closing has not occurred by October 29,
1999 other than as a result of the breach of this Agreement by the party attempting to terminate this Agreement; provided, however, that in the event that a Second Request is received by a party, such deadline of October 29, 1999 shall be extended by the number of days (not to exceed seventy-five (75)) elapsed between the receipt of the Second Request and the submission of the party's response thereto.
Termination of Obligations
 .   Termination  of this Agreement pursuant to Section  9.2  will terminate  all obligations of the parties hereunder,  except  for the  obligations  under Article 10 (Indemnity Claims),  and  this

Section,  and  Sections 5.2 (Indemnification and  Confidentiality

Obligations  Regarding Access), 12.1 (Expenses), 12.7 (Brokerage)

and   12.9  (Public  Announcements);  provided  that  termination pursuant  to subparagraphs (b), (c), or (e) of Section  9.2  will not relieve a defaulting or breaching party from any liability to the other party hereto.

- INDEMNIFICATION
Seller Indemnification.
Except as otherwise provided in this Article 10, and in Sections 2.2, 5.8 and 12.7, the Seller and each Subsidiary will indemnify and reimburse the Buyer for any and all claims, losses, liabilities, damages, penalties, fines, costs and expenses (including reasonable attorneys' fees and court costs) (collectively, "Losses") incurred by the Buyer and its Affiliates and their successors or assigns, and their respective directors, officers, employees, consultants and agents (the "Buyer Protected Parties"), to the extent such Losses are a result of or arise out of:
   any material breach or inaccuracy of any representation or warranty of the Seller or any Subsidiary set forth in this
    Agreement or in any Transaction Agreement (other than the Transition Services Agreement or the Supply Agreement), including any failure by the Seller to satisfy the condition to Closing regarding the Seller's representations and warranties (as set forth in Section 8.1) and the corresponding breach of Section
                              5.4;
  any material breach of, or noncompliance by the Seller or any
    Subsidiary with, any covenant or agreement of the Seller contained in this Agreement or in any Transaction Agreement (other than the Transition Services Agreement or the Supply
                           Agreement);
        the Excluded Assets or the Excluded Liabilities;
 any liabilities or obligations for which the Seller has assumed responsibility under Article 6 hereof, or federal, state and foreign sales, use, franchise, income or other taxes (including interest and penalties) assessed or levied at any time on the Business for periods prior to the Closing Date;
          provided,  however, that, in each case, the Seller  has

          no  obligation  to  indemnify the Buyer  for  any  Loss

          arising  from, with respect to, or resulting  from  any

          matters  or  information disclosed in  writing  to  the

          Buyer  prior to the Closing, whether in this Agreement,

          the  Schedules  to  this Agreement or  otherwise  in  a

          writing  that is acknowledged by an authorized  officer

          of Buyer.

Notwithstanding anything in the foregoing to the contrary,
subject to Section 10.3(b) (Time to Assert Claims) and Section
10.4 (Deductible), the Seller's obligation for indemnity under
Section 10.1(a)(1) or Section 10.1(a)(2) (with respect to covenants or agreements of Seller under Section 5.1(a) and
Article 6 only) shall be only up to a maximum aggregate liability for the Seller and the Subsidiaries equal to fifteen percent
(15%) of the Purchase Price; provided, however, that this limitation shall not apply to claims for indemnity arising out of Seller's knowing or willful misrepresentations; and further provided that this limitation shall not apply to claims for indemnity arising out of any material breach or inaccuracy of any representation or warranty by the Seller or the Subsidiaries under Section 3.2 or the first sentence of Section 3.7 (the indemnity obligation with respect to both of such Sections being limited to the Purchase Price).
Buyer Indemnification.
Except as otherwise provided in this Article 10 and Sections 2.2,
5.2 and 12.7, the Buyer will indemnify and reimburse the Seller for any and all Losses incurred by the Seller, a Subsidiary and their Affiliates and their successors or assigns, and their respective directors, officers, employees, consultants and agents (the "Seller Protected Parties"), to the extent such Losses are a result of or arise out of:
   any material breach or inaccuracy of any representation or warranty of the Buyer set forth in this Agreement or in any
    Transaction Agreement (other than the Transition Services Agreement or the Supply Agreement), including any failure by the
 Buyer to satisfy the condition to Closing regarding the Buyer's representations and warranties (as set forth in Section 7.1) and the corresponding breach of Section 5.4;
 any material breach of, or noncompliance by the Buyer with, any covenant or agreement of the Buyer contained in this Agreement or in any Transaction Agreement (other than the Transition Services
               Agreement or the Supply Agreement);
                    the Assumed Liabilities;
 the ownership or operation of the Business or the Assets on or after the Closing Date.
Notwithstanding anything in the foregoing to the contrary,
subject to Section 10.3(b) (Time to Assert Claims) and Section
10.4 (Deductible), the Buyer's obligation for indemnity under
Section 10.2(a)(1) shall be only up to a maximum aggregate liability for the Buyer equal to fifteen percent (15%) of the Purchase Price; provided, however, that this limitation shall not apply to claims for indemnity arising out of (i) any material breach or inaccuracy of any representation or warranty of the Buyer under Sections 4.2 or 4.6 (the indemnity obligation with respect thereto being limited to the Purchase Price), or (ii) Buyer's knowing or willful misrepresentations.
Indemnity Claims.
Survival. The representations, warranties, covenants and agreements contained herein, except for covenants and agreements to be performed by the parties prior to the Closing, will not be extinguished by the Closing but will survive the Closing, subject to the limitations set forth in subsection (b) below with respect to the time periods within which claims for indemnity must be asserted. The covenants and agreements to be performed by the parties prior to the Closing shall expire at the Closing.
Time to Assert Claims.  All claims for indemnification under
Section 10.1(a) which are not extinguished by or at the Closing in accordance with Section 10.3(a) must be asserted no later than eighteen (18) months after the Closing Date, except for (i)
claims described in clause (5) of Section 10.1(a), which must be asserted prior to the expiration of the applicable statute of limitations, or (ii) claims by employees, distributors and sales representatives of the Seller or the Subsidiaries, which must be asserted prior to the expiration of the applicable statute of limitations or five (5) years after the Closing Date, whichever is earlier.  All claims for indemnification under clauses (1) and
(2) of Section 10.2(a) which are not extinguished by or at the Closing in accordance with Section 10.3(a) must be asserted no later than eighteen (18) months after the Closing Date. Deductible.
The Buyer Protected Parties may make no claim against the Seller for indemnification pursuant to Section 10.1(a) unless and until the aggregate amount of such claims exceeds $10,000 (the "Deductible"), in which event the Buyer Protected Parties may claim indemnification for the amount of such claims in excess of the Deductible; provided, however, that the Deductible for claims arising under Section 10.1(a)(1) or Section 10.1(a)(2) (with respect to covenants or agreements of Seller under Section 5.1(a) and Article 6 only) shall be $100,000. This Section 10.4 shall not apply to claims for material breach of the representations and warranties provided under Section 3.19 (taxes).
The Seller Protected Parties may make no claim against the Buyer for indemnification pursuant to Section 10.2(a) unless and until the aggregate amount of such claims exceeds $10,000 (the "Deductible"), in which event the Seller Protected Parties may claim indemnification for the amount of such claims in excess of the Deductible; provided, however, that the Deductible for claims arising under Section 10.2(a)(1) shall be $100,000.
Notice of Claim
 .   The  Buyer Protected Party or the Seller Protected Party,  as

the  case may be (the "Indemnified Party"), will notify the party against whom indemnification under this Agreement is sought  (the

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

Party  to support and verify the claim asserted, so long as  such disclosure would not violate the attorney-client privilege of the

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

Exclusive Remedy; Release.
The indemnification provided pursuant to this Agreement shall be the sole and exclusive remedy hereto for any Losses as a result of, with respect to or arising out of the breach of this Agreement, or any of the transactions or other agreements or instruments contemplated or entered into in connection herewith (including, but not limited to, all Exhibits attached or referenced herein); provided, however, that such indemnification shall not be the sole and exclusive remedy, and shall in no way limit the rights of the parties for fraud or willful breach or misconduct.
Except as specifically provided in this Article 10 and Sections 2.2, 5.2, 5.8 and 12.7, neither party nor its Affiliates or representatives shall be liable to the other party for, and (except as so provided each party) hereby releases and discharges the other party and its Affiliates and representatives from, any and all Losses incurred as a result of, with respect to or arising out of the ownership or operation of the Assets or the Business.
- COVENANT NOT TO COMPETE
      For  a  period of five (5) years from and after the Closing

Date, the Seller shall not engage, directly or indirectly through one  or  more subsidiaries or other intermediaries controlled  by the Seller, in any activities that constitute the Business as  of the Effective Date or the Closing Date.  If the final judgment of a  court of competent jurisdiction declares that any provision of this  Article  11 is invalid or unenforceable, the parties  agree that  the court making the determination shall reduce the  scope,

duration  or  area of the term or provision to the  least  extent necessary  so  that  this provision shall be  enforceable  as  so modified and that the time period shall be extended by any period

of  non-compliance.   Notwithstanding the provisions  of  Section

10.8(a), this provision shall be specifically enforceable.

- MISCELLANEOUS
Expenses
 .   Except as otherwise provided herein, the Seller and the Buyer will each pay all costs and expenses incurred by each of them, or on  their  behalf respectively, in connection with this Agreement and  the  transactions contemplated hereby,  including  fees  and expenses  of  their  own financial consultants,  accountants  and

counsel.   Any  and  all  personal property  taxes,  assessments,

security deposits, lease rentals, and other charges applicable to the  Assets or the Business will be pro-rated to the Closing Date and allocated between the parties by adjustment at Closing, or as soon thereafter as shall be reasonably practicable.

Entire Agreement
 .   Other  than the Confidentiality Agreement, dated on or  about

June  24,  1999  by  and between the Seller  and  Xomed  Surgical

Products,  Inc., by which the Buyer agrees to be  bound  and  the terms and provisions of which shall survive the execution of this

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

Parties Bound by Agreement; Successors and Assigns
 .   The terms, conditions and obligations of this Agreement  will inure  to  the benefit of and be binding upon the parties  hereto and  the respective successors and permitted assigns thereof.  No

Party  shall transfer or assign its rights, duties or obligations hereunder  or  any  part thereof to any other  person  or  entity without  the prior written consent of the other Party;  provided,

however, that either Party may assign its rights and delegate its obligations  to  an  Affiliate  within  the  meaning  of  Section

12.11(a)(i),  but no such assignment or delegation shall  relieve such Party of its obligations hereunder.

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

            If to the Buyer:    Xomed, Inc.
                        6743 Southpoint Dr. N.
                        Jacksonville, FL  32216-0980
                        Attention:    Jaime  A.  Frias,   General
                        Counsel
                        Telephone:    (904) 332-2451
                        Facsimile:    (904) 281-2779

            With a copy to: McGuire Woods Battle & Boothe, LLP
                       50 N. Laura Street
                       Suite 3300
                       Jacksonville, FL  32202
                       Attention:  C. Daniel Rice, Esq.
                        Telephone:    (904) 798-2617
                        Facsimile:    (904) 360-6323


            If to the Seller:    Mentor Corporation
                       201 Mentor Drive
                       Santa Barbara, CA  93111
                       Attention: Vice President and General
                                        Counsel
                       Telephone:   (805) 879-6000
                       Facsimile:    (805) 681-6006

            With a copy to:   Arnold & Porter
                       777 South Figueroa Street
                       Los Angeles, CA 90017-2513
                       Attention:  Gregory C. Fant, Esq.
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

Brokerage
 .   The  Seller  and  the Buyer do hereby expressly  warrant  and represent,  each  to  the other, that except U.S.  Bancorp  Piper

Jaffray,  in the case of the Seller, no broker, agent, or  finder has  rendered  services  to such party  in  connection  with  the transaction contemplated under this Agreement.  The Seller  shall

be   solely  responsible  for  any  claims  for  compensation  or otherwise brought by U.S. Bancorp Piper Jaffray relating  to  the transactions  contemplated  hereby  and  hereby  indemnifies  and agrees  to hold harmless the Buyer from and against any  and  all

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

Buyer  in  connection with the transaction contemplated  by  this

Agreement.

Governing Law
 .  The validity, interpretation and performance of this agreement and any dispute connected with this agreement will be governed by and  determined in accordance with the statutory, regulatory  and decisional  law  of  the  State of New York  (exclusive  of  such state's  choice or conflicts of laws rules) and,  to  the  extent applicable, the federal statutory, regulatory and decisional  law of the United States (except for the U.N. Convention on Contracts for  the  International Sale of Goods, April 10, 1980, U.N.  Doc.

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

Certain Definitions.
As used in this Agreement, "Affiliate" of a person or entity shall mean: (i) any other person or entity directly, or
indirectly through one or more intermediaries, controlling, controlled by, or under common control with such person or entity, (ii) any officer, director, partner, employee, or direct or indirect beneficial owner of any 10% or greater of the equity or voting interests of such person or entity, or (iii) any other person or entity for which a person or entity described in clause (ii) acts in such capacity.
As used in the Agreement, the "knowledge" of the Seller shall mean the actual knowledge as of the date hereof of the following officers and managers of the Seller: (A) the following corporate officers and managers of Seller: (i) Chief Executive Officer and President, (ii) Senior Vice President and Chief Financial
Officer, (iii) Corporate Counsel, and (iv) Vice President, Regulatory Affairs/Quality Assurance, corporate; and (B) the following officers and managers of the Seller or the Subsidiaries primarily assigned to Opthalmics: (i) Senior Vice President, Ophthalmics, (ii) Director of Manufacturing Operations, Ophthalmics, (iii) Vice President, R&D, Ophthalmics, and (iv) Quality/Regulatory Assurance and Document Control Supervisor.
As used in this Agreement, "Material Adverse Effect" shall mean a material adverse effect on the Business taken as a whole. Interpretation
 .   Words of the masculine gender will be deemed and construed to include  correlative  words of the feminine and  neuter  genders.

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

The  terms  "ordinary  course of business" or  "ordinary  course"

means the ordinary course of business consistent with past custom and  practice (including with respect to quantity and frequency),

subject  to  the qualifications and other matters  set  forth  in

Section  3.4.   The  term  "days"  means  calendar  days  (unless

otherwise specified).

      IN  WITNESS WHEREOF, the parties have caused this Agreement to  be  executed by their duly authorized representatives in  the

United States of America as of the date first above written.

                         MENTOR CORPORATION


                         By:/S/ANTHONY R. GETTE
                           Name:           Anthony R. Gette
                           Title:                 President



                         MENTOR OPHTHALMICS, INC.


                         By:/S/GARY E. MISTLIN
                           Name:  Gary E. Mistlin
                           Title:  Secretary/Treasurer



                         MENTOR MEDICAL, INC.


                         By:/S/GARY E. MISTLIN
                           Name:  Gary E. Mistlin
                           Title:  Secretary/Treasurer



                         XOMED, INC.


                         By:/S/THOMAS E. TIMBIE
                           Name:  Thomas E. Timbie
                           Title:  Secretary