Form 10-K
period 2000-03-31
MENTOR CORP /MN/
filed 2000-06-28
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended March 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 26, 2000 was $645,558,000.

Number of Shares of Common Stock outstanding on June 26, 2000:
23,909,557.

               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2000
Annual Meeting of Shareholders are incorporated by reference in
Part III in this Report on Form 10-K.


                             PART I

This Annual Report on Form 10-K filed on behalf of Mentor Corporation ("Mentor" or the "Company"), including information incorporated herein by reference, contains certain forward-looking statements that involve risk and uncertainty. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Annual Report or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation", Product Liability", and "Factors that May Effect Future Results of Operations." The Company assumes no obligation to update forward-looking statements as circumstances change.

ITEM 1.   BUSINESS.

General

The Company develops, manufactures, and markets a broad range of products for the medical specialties of Aesthetic and General Surgery (Plastic and Reconstructive Surgery) and Urology. Aesthetic and General Surgery products include surgically implantable prostheses for plastic and reconstructive surgery and capital equipment used in soft tissue aspiration. Urologic products include disposable and surgical products for the management of urinary incontinence, surgically implantable prostheses for the treatment of impotence and brachytherapy seeds for the treatment of prostate cancer.

During fiscal 2000, the Company completed the divestiture of its ophthalmology business. Accordingly, all numbers in this 10-K have been restated to exclude the results of the ophthalmic business as appropriate. All sales, expenses, gains on assets sales, and other financial information of the ophthalmology business are reported, net, as a single line on the financials.

Principal Products and Markets

Aesthetic and General Surgery Products

The Company produces a broad line of mammary prostheses, including saline-filled implants and silicone gel-filled implants. Approximately 85% of Aesthetic and General Surgery revenues are sales of mammary prostheses. Saline-filled breast implants accounted for approximately 75% of mammary prostheses sold in fiscal 2000.

Mammary prostheses may be implanted to achieve breast reconstruction following total or partial removal of the breast (mastectomy) or to enhance breast size and shape in plastic surgery. Breast reconstruction is possible for most patients undergoing a mastectomy, either at the time of the original surgery or at a later date.

The Company also offers a line of tissue expanders. Tissue expansion is a technique for growing additional tissue for reconstruction and skin graft procedures. Some of the major applications of tissue expansion developed to date include post-mastectomy reconstruction, and the elimination of disfigurements such as burns, massive scars and facial deformities.

In September 1997, the Company began marketing the Contour Genesis(R) System, an ultrasound assisted product used for the liquefaction and aspiration of soft tissues in general surgery and cosmetic surgery applications. The Company is currently conducting clinical trials using the Contour Genesis(R) System in order to expand the labeling of the product to include ultrasonic assisted liposuction. The Company expects to submit an application for approval to the FDA by the end of the current fiscal year.

Surgical Urology Products

The Company's Surgical Urology products fall into three general categories of products: impotence treatment, incontinence treatment, and cancer treatment products.

Impotence Products. The Company's impotence products consist of a line of penile implants for the treatment of male sexual impotence. Penile prostheses are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including a hydraulic inflatable device and a malleable prosthesis.

Incontinence Products. The Company markets the Suspend(R) Sling for use in pubovaginal sling and pelvic floor reconstruction procedures. The Company also markets a suture fixation device known as the Cinch(R) bone anchor system. Both procedures provide relief for women suffering from stress incontinence.

The Company introduced SpiroFlo(TM) bioresorbable prostate stent outside the United States during fiscal 2000. The product is not yet available in the United States; however, the Company is pursuing a clinical study to gain approval to market the product.

Cancer Products. The Company serves as the marketing partner in two strategic alliances focusing on the treatment of urologic cancers. The first alliance is with North American Scientific, Inc. ("NASI") which produces brachytherapy seeds for the treatment of prostate cancer. NASI manufactures and ships
IoGold(R) I-125 and Pd-Gold(TM) Pd-103 brachytherapy seeds, while the Company does all of the sales and marketing. Sales of IoGold(R) I-125 seeds began in January 1998; sales of Pd-Gold(TM) Pd-103 seeds began in April 1999.

The second alliance is with Intracel Corporation in which Mentor will be the exclusive worldwide marketing partner for a bladder cancer treatment Intracel is developing. This product, BCI-Immune Activator, appears to demonstrate enhanced anti-tumor activity in the bladder. Intracel has completed Phase I and II clinical trials, and began Phase III clinical trials during fiscal 1999. It is expected that clinical trials will be completed in fiscal 2002.

Clinical and Consumer HealthCare Products

The Agency for Health Care Policy and Research estimates that due to a variety of causes, thirteen million men, women and children in the United States suffer from the inability to control the flow of urine, known as urinary incontinence or retention. The Company markets a line of male external catheters that help men manage their incontinence, and a line of intermittent self-catheters for patients with retention. These products are disposable and are used in homes, hospitals and extended care facilities.

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

                                    Year Ended March 31,
                            2000             1999            1998

(in thousands)          Amount     %     Amount    %     Amount    %
Aesthetic and General
  Surgery Products     $148,661   60%   $122,066  60%   $112,449  62%
Surgical Urology
  Products               52,656    21     37,307    18    28,413  16
Clinical and Consumer
  Healthcare Products    46,027    19     43,410    22    39,405  22
                       $247,344   100%  $202,783   100% $180,267 100%

Marketing

The Company employs specialized domestic sales forces for aesthetic surgery, surgical urology and disposable healthcare product lines. Each sales force provides product orientation, support and related services to physicians, nurses and other health care professionals. The Company also markets certain products, particularly its disposable incontinence products, through a domestic network of independent hospital supply dealers and health care distributors, and increasingly through retail pharmacies.

The Company promotes its products through radio, television, magazine and journal advertising, direct mail programs, and participation in, and sponsorship of, medical conferences and seminars. The Company also participates in support organizations that provide counseling and education for persons suffering from specific disease states, and provides patient education materials for some of its products to physicians for use with their patients.

International Operations

The Company exports most of its products lines, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's direct international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia, Spain and Italy. Other than sales made through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not significantly affected operating earnings. The Company generally does not use derivative instruments to hedge its foreign currency transactions. As March 31, 2000, the Company had purchased $3 million of forward currency contracts in anticipation of a European capacity expansion. In fiscal 2000, sales from the direct international offices accounted for 12% of total sales.

Competition

The Company believes it is one of the leading suppliers in the United States of penile implants, cosmetic and reconstructive surgery products, and disposable catheter products. This belief is based upon information developed internally, public information sources and information from independent research studies of market share.

The Company competes primarily with one other company in the domestic breast implant market, McGhan Medical Corporation, a subsidiary of INAMED, Inc. The primary competitive factors currently are range of styles and sizes, product performance and quality, proprietary design, customer service and in certain instances, price.

The Company competes with only one other company in the inflatable penile implant market, American Medical Systems, Inc. Several companies sell competing malleable penile implants. The primary competitive factors are product performance and reliability, ease of implantation and customer service. The Company believes that, by providing several types of implants that stress high performance and reliability, it can successfully respond to various physician and patient preferences.

The Company competes with several other companies providing brachytherapy seeds for the treatment of prostate cancer, including Nycomed-Amersham and Indigo, a division of Johnson & Johnson. The primary competitive factors are product delivery, product offering and consistent quality.

By careful design and active marketing of catheters and other disposable incontinence products, the Company has been able to compete successfully against larger companies. The Company, C.R. Bard, Inc., Hollister, Inc., Kendall, a division of Tyco HealthCare, and Coloplast Corporation are the dominant competitors in the market. As with many of the Company's other product lines, the Company competes primarily on the basis of design and performance, and by providing product orientation, support and related services to health care professionals and consumers.

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

Medical Device Amendments of 1976

Under the "Medical Device Amendments of 1976" (the "'76 Amendments"), the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance; (iii) require test data approval prior to clinical evaluation of human use; (iv) permit detailed inspections of device manufacturing facilities;
(v) establish "good manufacturing practices" ("GMPs") that must be followed in device manufacture; (vi) require reporting of product defects to the FDA; and (vii) prohibit device exports that do not comply with the '76 Amendments unless they comply with established foreign regulations, do not conflict with foreign laws, and the FDA and the health agency of the importing country determine export is not contrary to public health. All of the Company's products are "medical devices intended for human use" within the meaning of the '76 Amendments and are, therefore, subject to FDA regulation.

The '76 Amendments establish complex procedures for FDA regulation of devices in three classes: Class I (general controls to preclude mislabeling or adulteration, compliance with labeling and requirements), Class II (performance standards in addition to general controls) and Class III (pre-market approval application ("PMAA") before commercial marketing). Class III devices are the most extensively regulated. Class III devices require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device. The majority of the Company's aesthetic surgery and urology implants are in Class III, while most of its disposable incontinence products are in Classes I and II.

In 1991, the Company submitted a PMAA for its silicone gel-filled mammary prostheses to the FDA, pursuant to FDA regulations issued at that time. In 1992, the FDA's outside advisory panel on aesthetic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants. The FDA adopted the recommendations of the panel.

The FDA denied the pending applications for the use of silicone gel-filled breast implants for augmentation, but provided for the continued availability of the implants for reconstruction purposes on the basis of a public health need. Since 1993, women have been required to enroll in a clinical study for future follow-up in order to receive gel-filled implants for reconstruction. Patients are required to sign an informed consent form and physicians must certify that saline implants are not a satisfactory alternative. The Company continues to ship these products under the terms of this clinical study.

In 1993, the FDA published proposed guidelines for PMAA's on the Company's hydraulic inflatable penile prostheses and saline-filled breast implants. For saline implants, the FDA published a schedule that permitted the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1999. The Company submitted all the required data. The PMA approval process is the means in which the FDA determines the safety and efficacy of a Class III device. On May 10, 2000, the FDA approved the Company's PMAA for saline-filled breast implants. In addition, the FDA audited the Company's manufacturing facility in Irving, Texas and indicated the facility appeared to be in substantial compliance with the applicable requirements of the Federal Food and Drug and Cosmetic Act and implementing regulations.

For its penile implants, the Company submitted all required data for the PMAA, and expects the FDA to complete its review by the end of the calendar year. FDA approval for the Company's penile implants, however, cannot be assured. Should the Company's PMAA be denied, it would have a material adverse effect on the Company's operations and financial position.

To comply with the '76 Amendments, the Company has incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents in the formats required by the FDA. The process of obtaining marketing clearance and approvals from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances or approvals will be granted. The Company also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect the Company's ability to commercialize additional products or additional applications for existing products.

Additional Regulations

As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to regulations and review by the FDA and other regulatory agencies. The Company's domestic facilities must comply with the FDA's Quality System Regulation requirements for Good Manufacturing Practices. Also, for products sold internationally, the Company has obtained a CE mark for its products by demonstrating compliance with the ISO 9001 and EN46001 international quality system standards. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications.

Texas Facility Review

In June 1995, Mentor's Texas facility was audited by the FDA. As a result of that audit, Mentor received an FD483 "list of observations". These observations dealt primarily with validation of manufacturing processes and follow-up on product complaint evaluations. Mentor responded to the FD483 in August 1995. In February 1996, the FDA issued Mentor a warning letter, concluding that the Company had not satisfactorily addressed the inadequacies noted in the FD483. In 1996 the Company increased its activities to address the inadequacies identified by the FDA and to schedule completion of its re-validations.

In August 1997, the FDA returned to the Texas facility to perform a comprehensive GMP audit, which included reviewing the Company's progress in completing the remaining items contained in the 1996 warning letter. While the Company had completed most of those items, the re-validation effort had not been completed within the time frame outlined in the 1996 letter. In May 1998, the Company entered into a voluntary consent decree with the FDA, under which the Company agreed, among other things, to complete the re-validations in the agreed upon timeframe.

The consent decree required the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. In July 1998 the consultant conducted a comprehensive GMP audit of the Texas facility and submitted a detailed written report to Mentor management and the FDA on its findings. In that report, the consultant stated that, except for the outstanding revalidations, there were no significant areas of GMP noncompliance.

The Company and FDA agreed to time frames under which the Company was to complete its re-validations of its manufacturing processes; specifically by November 2, 1998 for saline-filled devices and by December 31, 1998 for gel-filled devices. The Company completed its revalidations of both devices in those timeframes. The outside expert consultant reviewed the validations and reported to management and to the FDA that all validation projects had been completed in accordance with established milestones and within the timeframes established by the consent decree.

Additionally, under the terms of the consent decree, an expert consultant is required to conduct an inspection and to issue a report annually. In his first annual report, the consultant stated, "Mentor is in substantial compliance with the current Good Manufacturing Practices." In November 1999, FDA began an audit of Mentor to assess the Company's compliance with the QSR. At the end of that inspection, an FD483 was issued identifying certain processes for further improvement. The Company provided its response to the observations.

In April-May, 2000 the expert consultant conducted his second annual comprehensive GMP audit of the Texas facility in accordance with the consent decree. The consultant's report concluded that "Mentor's quality and manufacturing systems fully comply with the GMPs (QSRs)." On May 1-10, 2000 the FDA conducted an audit at the Texas facility to access the procedures under which saline breast implants are manufactured. The inspection was conducted in conjunction with FDA's final decision on Mentor's saline breast implant PMAA. The inspection resulted in the issuance of an FD483 with one item related to validation of a computer system. The PMAA was approved after the FDA investigator reported findings to FDA's Center for Devices and Radiological Health.

The Company believes that it will continue to meet the requirements of the consent decree, although there can be no assurance that it can do so. In addition, although the expert consultants have expressed their opinion as to the satisfactory completion of certain consent decree requirements, FDA inspectors, during some future audit, may disagree with the conclusions of these experts. Should the Company fail to comply with the conditions of the consent decree, under its terms the FDA is allowed to order the Company to stop manufacturing or distributing the breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until compliance is achieved.

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

Health Care Cost Containment

Many of the Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payors may deny coverage for certain technologies based on assessment criteria as determined by the third-party payor. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Medicare reimbursement systems are under revision in an effort by the government to reduce costs. There can be no assurance that the Company's products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect the Company's ability to sell its products profitably.

All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. These types of programs can potentially limit the amount which health care providers may be willing to pay for medical devices.

The U.S. Health Care Financing Administration (HCFA) sets reimbursement policy for the Medicare program in the United States. HCFA issued a Final Rule on its Prospective Payment System For Hospital Outpatient Services on April 7, 2000. This rule provides for a new system to reimburse the outpatient services provided in a hospital and is made up of two parts: payment to the hospital for the procedure costs and a separate payment, known as a pass-through payment, intended to cover the cost of medical devices used during the procedure that are "not insignificant" relative to the total procedure cost.

This rule is scheduled to become effective on August 1, 2000. On May 12, 2000, HCFA published a list of 345 pharmaceuticals and medical devices that will be eligible for pass-through payments. HCFA currently intends to only provide payment for the products on this list and will update the list on a quarterly basis. Both Iodine and Palladium brachytherapy seeds are included on the list. The current list does not contain approval for pass-through payments for the Company's penile implants, tissue expanders, breast implants, Suspendr sling material or Cinchr bone anchors. The Company is actively seeking pass-through codes for all applicable products.

Product Development

The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. During fiscal years 2000, 1999 and 1998, the Company spent a total of $16,701,000, $14,820,000 and $15,179,000 respectively, for research and development.

Patents and Licenses

It is the Company's policy to actively seek patent protection for its products when appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, ultrasonic assisted soft tissue aspiration and disposable catheters. The Company licenses technology under exclusive supplier and licensing arrangements for certain products, including brachytherapy seeds and breast implants.

As a condition of employment, the Company requires each of its new employees to execute an agreement relating to confidential information and patent rights.

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

Employees

As of March 31, 2000, the Company employed 1,279 people of whom 794 were in manufacturing, 295 in sales and marketing, 74 in research and development and 116 in finance and administration. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.   PROPERTIES.

The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (161,965 square feet). The Company leases additional office, manufacturing and warehouse facilities in Santa Barbara, California (123,885 square feet), Mounds View, Minnesota (20,000), Irving, Texas (139,109 square feet), Norwell, Massachusetts (57,000 square feet), Tucson, Arizona (40,000 square feet) and Leiden, the Netherlands (15,000 square feet). The Company's international sales offices lease office and warehouse space ranging from 1,000 to 5,500 square feet. All leases have terms ranging from one to fifteen years, renewable on terms the Company considers favorable.

The Company believes its facilities are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate any future expansion as necessary.

ITEM 3.   LEGAL PROCEEDINGS.

The Company has learned that the FDA's Office of Criminal Investigations (OCI) is conducting an investigation involving the Company, which the company believes was initiated in 1998 and involves manufacturing and operations issues. In April 2000, OCI issued a letter requesting that the Company provide OCI with manufacturing data and other corporate records, which the Company subsequently provided to OCI. The Company is cooperating fully with the OCI investigation and has an ongoing dialogue with OCI. The Company believes that it is in compliance with all applicable laws rules and regulations.

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in products liability litigation. These actions can be brought by an individual, and/or by a group of patients purported to be a class action. The Company has carried product liability insurance on all its products, including breast implants, subsequent to May 1991 and prior to September 1985. This insurance is subject to certain self-insured retentions and limits on the policies. From September 1985 through April 1991, the Company was self insured for the majority of its surgical implant products, but had product liability insurance on the rest of its products. From June 1992 on, the Company's insurance has excluded silicone gel-filled breast implants.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company as well as their ages as of June 28, 2000, are listed below, followed by brief accounts of their business experience and certain other information.

Name                   Age  Position

Anthony R. Gette       44   President, Chief Executive Officer,
                            Secretary and Director

Malcolm Boddy          58   President, Mentor Manufacturing
                            Operations Division

Trevor Pritchard       46   President, Mentor Medical Inc.

Adel Michael           56   Senior Vice President, Chief
                            Financial Officer and Treasurer

Bobby K. Purkait       50   Senior Vice President, Research &
                            Development

Ramona E. Schwab       39   Vice President, Human Resources

Douglas Altschuler     44   Vice President, General
                            Counsel/Compliance Officer

Mr. Gette joined the Company in December 1980 and has served in various financial and general management capacities since that time. He became Vice President, Finance in 1983, Executive Vice President and Secretary in 1986, President and Chief Operating Officer in 1987. In 1999 he became Chief Executive Officer.

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

Mr. Michael joined the Company in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer. From 1989 to 2000 he was Vice President, Chief Financial Officer of Getz Brothers and Co., Inc. and from 1983 to 1989 he was a Group Controller for the Marmon Group, Inc.

Mr. Purkait joined the Company in February 1986 and has served in various research and development capacities. He was promoted to Vice President of Research and Development in 1988, and Senior
Vice President in April 1998.

Ms. Schwab joined the Company in March 1996. From 1992 to 1996 she was Director, Human Resources of Sorin Biomedical Inc., a privately held cardiovascular medical device company.

Mr. Altschuler joined the Company in February 1996 as Chief Counsel. He was promoted to Vice President, Chief Counsel in April 1998. He was appointed Compliance Officer in 1998 and General Counsel in 2000. He was previously in private practice in the Los Angeles office of Jones, Day, Reavis and Pogue.

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

Year Ended March 31, 2000               High      Low
Quarter ended June 30, 1999             18 5/8    13 1/8
Quarter ended September 30, 1999        28 1/2    17 5/16
Quarter ended December 31, 1999         27 1/4    21 5/8
Quarter ended March 31, 2000            34 1/8    22 3/4

Year Ended March 31, 1999               High      Low
Quarter ended June 30, 1998             29 13/32  23 3/4
Quarter ended September 30, 1998        24 1/8    11 5/8
Quarter ended December 31, 1998         23 7/16   10 1/8
Quarter ended March 31, 1999            21 3/4    14 1/4


(b) As of June 28, 2000 there were approximately 1,500 holders of record of the Company's Common Stock.

(c) In fiscal 2000 and fiscal 1999, the Company declared and paid a quarterly dividend of $.025 per share of Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

                                     Year Ended March 31,
(in thousands, except
per share data)           2000    1999      1998      1997      1996

Statement of Income
  Data
Net sales               $247,344 $202,783  $180,267  $166,794  $143,344
Gross profit             154,687  126,609   121,145   116,162   100,558
Operating income          39,431   30,141    36,786    39,649    37,166
Income before income
  taxes - continuing
  operations              42,389   30,888    38,404    39,832    36,179
Income taxes -
  continuing operations   13,563   10,447    13,575    14,497    12,924
Income from continuing
  operations              28,826   20,441    24,829    25,335    23,255
Discontinued
  operations, net of
  income tax               7,713   (6,479)     (932)    2,535       564
Net income              $ 36,539 $ 13,962  $ 23,897  $ 27,870  $ 23,819

Basic earnings (loss)
  per share:
  Continuing operations $   1.18 $   0.83  $   1.00  $   1.02  $   0.96
  Discontinued
    operations              0.32    (0.26)    (0.04)     0.10      0.03
     Basic earnings per
       share            $   1.50 $   0.57  $   0.96  $   1.12  $   0.99

Diluted earnings (loss)
  per share:
  Continuing operations $   1.16 $   0.80  $   0.94  $   0.96  $   0.89
  Discontinued
    operations              0.30    (0.25)    (0.03)     0.10      0.02
     Diluted earnings
       per share        $   1.46 $   0.55  $   0.91  $   1.06  $   0.91

Dividends per common
  share                 $   0.10 $   0.10  $   0.10  $   0.10  $   0.10
Average outstanding
  shares:
  Basic                   24,384   24,550    24,894    24,863    24,163
  Diluted                 25,084   25,394    26,330    26,349    26,412

Balance Sheet Data:
Working capital         $124,141 $ 106,532 $115,656  $105,777  $ 88,629
Total assets             230,706   196,011  199,911   164,474   146,072
Long-term debt, less
  current portion                                           8        58
Shareholders' equity    $183,642 $ 158,618 $164,685  $138,349  $116,495


SALES BY PRINCIPAL PRODUCT LINE
                                    Year Ended March 31,
                            2000             1999            1998

(in thousands)          Amount     %     Amount    %     Amount    %

Aesthetic and General
  Surgery Products     $148,661   60%   $122,066   60%  $112,449   62%
Surgical Urology
  Products               52,656   21      37,307   18     28,413   16
Clinical and Consumer
  Healthcare Products    46,027   19      43,410   22     39,405   22
                       $247,344  100%   $202,783  100%  $180,267  100%


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the first quarter. In the third quarter, the Company completed the sale of the remaining assets of the Ophthalmology business, primarily the equipment product lines. Accordingly, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles. Accordingly, results of operations of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts in this Form 10-K have been presented to exclude the results of the ophthalmic business as appropriate.

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

                                        Year Ended March 31,
                                        2000     1999     1998
(in thousands)
Net sales                              100.0%   100.0%   100.0%
Costs and expenses
  Cost of sales                         37.6     37.6     32.8
  Selling, general and administrative   39.8     40.3     38.4
  Research and development               6.7      7.2      8.4

Operating income from continuing
  operations                            15.9     14.9     20.4
  Interest expense                               (0.1)
  Interest income                        1.2      0.4      0.7
  Other (expense) income                                   0.2

Income from continuing operations
  before income taxes                   17.1     15.2     21.3
  Income taxes                           5.4      5.1      7.5
Income from continuing operations       11.7     10.1     13.8
  Income (loss) from discontinued
    operations (net of income taxes)     3.1     (3.2)    (0.5)

Net income                              14.8%     6.9%    13.3%


RESULTS OF OPERATIONS

Sales

Sales for fiscal 2000 increased to $247 million from $203 million in 1999, an increase of 22%. Growth was led by strong sales of Surgical Urology products, increasing 41% compared to a year ago. The growth is primarily attributable to increased sales of brachytherapy seeds for the treatment of prostate cancer, and the Suspend(R) sling for treating female urinary incontinence, both in their second full year of sales. These products accounted for an additional $14 million of sales for the year. Brachytherapy sales were aided by the introduction of a second product offering, the Pd-Gold(TM) Pd-103 seed in April 1999. Sales of the Suspend(R) sling benefited from increased product availability. Sales of penile implants increased 7% over fiscal 1999 sales as the market disruption caused by the introduction of Pfizer's Viagra(R) decreases. Viagra(R) was introduced by Pfizer during the Company's first quarter of fiscal 1999. The Viagra(R) introduction and concurrent advertising campaign generated an unprecedented amount of interest in impotence causes and treatments. The Company continues to believe that this interest in treating impotence bodes well for the long-term prospects of penile implant sales, as Viagra will not work on all patients.

Sales of aesthetic and general surgery products increased 22% from the prior year. The strong sales growth in this segment is attributable, in part, to direct-to-consumer advertising programs in the United States which utilize a combination of television, radio and magazine print ads to encourage consumers to seek information about breast augmentation. In addition to information, the program provides directories of local plastic surgeons that implant Mentor's products. Sales were also aided by the re-introduction of the Becker reconstruction implant into the domestic market in September 1999.

Sales of Clinical and Consumer Healthcare products increased 6% from the prior year. The increase approximates the market growth rate.

Sales for fiscal 1999 increased to $203 million from  $180
million in 1998, an increase of 12%. Sales of surgical urology products were up 31%. Adding to urology product sales were two new products: IoGold(R) I-125 brachytherapy seeds for the treatment of prostate cancer, which was introduced in January 1998, and the Suspend(R) sling for treating female urinary incontinence, introduced in May 1998. These products accounted for an additional $14 million of sales for the year. Sales of penile implants declined 21% from fiscal 1998, due to competition from the new impotence drug by Pfizer, Viagra(R). Sales of penile implants in the second half of fiscal 1999 increased 17% over the first half of the year. Aesthetic and general surgery product sales increased 9% compared to fiscal 1998. General surgery products, which include the Company's Contour Genesis(R) soft tissue aspiration system and a line of related disposable products, were up $3 million in fiscal 1999. The remaining sales growth in fiscal 1999 came from higher sales of plastic surgery products, which had been adversely affected by a fire at the Texas manufacturing facility during fiscal 1998. Disposable urology products increased 10% from the prior year. Growth continues to be strong in intermittent self-catheters. Approximately half of the increase in disposable urology product sales resulted from the mid-year acquisition of Sierra Laboratories, a privately held manufacturer of specialty urological disposables.

The Company's export sales to unaffiliated customers accounted for 9% of net sales in all three fiscal years ended March 31, 2000, 1999 and 1998, respectively. In addition, 12%, 14%, and 14% of sales in each year were from the Company's direct international sales offices.

Over the three fiscal years ended March 31, 2000, sales increases have been primarily the result of increased unit sales. General selling price increases have not been significant in recent years.

Cost Of Sales

Cost of sales was 37.6% of net sales for fiscal 2000 and fiscal 1999. The Company's product mix has changed somewhat in recent years. A greater portion of total sales are represented by two products (brachytherapy seeds and the Suspend(R) Sling) which are distributed under alliance agreements. These products generate gross margins of approximately 50%, which is lower than the margin generated by products manufactured and distributed by the Company. While this would tend to reduce the Company's overall gross margin, decreases in manufacturing costs at the Company's facilities offset the reduction in gross margin percentage over the most recent fiscal years.

Cost of sales was 37.6% of net sales for fiscal 1999, compared to 32.8% for the prior year. Approximately 1.1% of the change related to the effect in the sales mix of increased sales of non-company manufactured products, such as the IoGold(R) I-125 brachytherapy seed and the Suspend(R) Sling.

The remaining increase in fiscal 1999 was primarily related to costs incurred in re-validating its manufacturing processes at its Texas facility. The Company agreed to re-validate the facility, as well as correct other items, in compliance with the voluntary consent decree with the FDA. The costs included hiring additional resources, extensive product testing and expert consultants to conduct annual audits. The Company completed the required validations during fiscal 1999. Should the Company fail to comply with the conditions of the consent decree in the future, the FDA is allowed to order the Company to stop manufacturing or distributing breast implants, order a recall or take other corrective actions. The Company may also be subject to penalties of $10,000 per day until the task is completed.

In fiscal 1999, the Company settled for $6.0 million an insurance claim related to the fire at its Texas facility in August 1997. The Company recorded $2.8 million of this amount that had not been recorded in the previous year as a reduction to cost of sales during fiscal 1999.

Selling, General and Administrative

Selling, general and administrative expenses decreased to 39.8% of net sales in fiscal 2000, compared to 40.3% in the previous year. The small decrease reflects efficiencies of scale in the Company's selling, general and administrate spending offset by approximately $7 million of spending on the Company's direct-to-consumer advertising campaign targeting the Aesthetic surgery market.

Selling, general and administrative expenses increased to 40.3% of net sales in fiscal 1999, compared to 38.4% in the 1998. The Company added additional sales specialists during the year to better promote its line of soft tissue aspiration products and to support the launch of its brachytherapy seed products.

Research and Development

Research and development expenses were 6.7% of net sales in fiscal 2000, a decrease from 7.2% the prior year. The Company continues to spend substantial funds on its premarket approval applications ("PMAAs") for its silicone gel-filled breast implants, saline-filled breast implants and penile implants. The Company is committed to a variety of clinical and laboratory studies in connection with these products. The Company completed the work on its saline-filled breast implant and penile implant PMAAs and submitted the data to the FDA in fiscal 2000.

The Company has an investment in Intracel Corporation, its marketing partner for a potential bladder cancer treatment. The Intracel agreement requires the Company to pay $1 million a year for three years to defray the costs of the clinical trials for the product, beginning in January 1998. In addition, the Company is obligated to pay an additional $3 million upon the completion of certain milestones by Intracel. The first $1 million milestone payment was expensed in fiscal 1999. The Company expects the second milestone payment of $1 million to be made in fiscal 2002.

Research and development expenses were 7.2% of sales in fiscal 1999, compared to 8.4% in fiscal 1998. The decrease reflects the completion of the majority of the costs in developing the Contour Genesis(R) System, which was introduced in fiscal 1998 offset in part by increased spending on the PMAAs for the saline mammary and penile prosthesis and payments to Intracel.

Interest and Other Income and Expense

Interest expense was $34 thousand in fiscal 2000, a decrease from $272 thousand in fiscal 1999. During fiscal 1999, the Company borrowed under its line of credit to help fund a stock repurchase program. The amount was partially repaid during fiscal 1999 and the balance repaid early in fiscal 2000, and there were no borrowings in fiscal 2000.

Interest income increased to $3 million in 2000 from $926 thousand in fiscal year 1999. The increase is a result of higher cash balances from operations and $59.3 million in proceeds from the sale of the assets of the ophthalmic business reported as discontinued operations. Further, the Company increased its use of fully taxable investments which have a higher coupon rate and also benefited from higher prevailing interest rates.

Other income and expense primarily includes gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations. In the fourth quarter of fiscal 2000, the Company recorded a $3 million permanent impairment of its equity investment in Intracel Corporation. This was offset by realized gains on the disposition of marketable securities recorded as long term marketable securities available for sale.

Interest income decreased to $926 thousand in 1999 from $1.3 million in fiscal 1998, resulting from lower cash balances.
There were no borrowings in fiscal 1998.

Income Taxes

The effective rate of corporate income taxes was 32% for fiscal
2000, 34% in 1999 and 35% in 1998. The decrease is a result of a higher proportion of income from foreign operations with lower tax rates.

Discontinued Operations and Restructuring Charge

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

During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. The Company recorded a gain of $7.5 million, net of $3.8 million in taxes. On October 4, 1999 the Company completed the sale of the remaining assets of the ophthalmic equipment business for cash consideration of $21 million. The Company recorded an after tax gain of approximately $1.1 million from this transaction in the third quarter.

In fiscal 1999, a charge related to the planned restructuring of $7 million was included in the results of discontinued operations. The plan included $1.9 million for employee termination benefits related to a workforce reduction of 150 positions, anticipated plant closing costs of $800 thousand, a write-down of $3.3 million for production assets, and a write-down of $1 million of intangibles related to products to be discontinued. Concurrent with the restructuring, the Company recorded a $7 million special charge for inventory primarily related to the discontinuance of certain ophthalmic products. As a result, total charges of $14.0 million were included in the results of discontinued operations in fiscal 1999. At March 31, 1999, the remaining liability for termination and plant closing costs recorded as part of the restructuring plan was $2.2 million. All amounts were paid during fiscal 2000, except amounts related to remaining rental agreements, which will be paid during fiscal 2001.

Net Income

Net income from continuing operations for fiscal 2000 was $28.8 million, compared to $20.4 million the previous year. Increased sales, lower operating expenses, and increased interest income contributed to the improvement. Fiscal 2000 net income from discontinued operations is comprised of gains on asset sales related to the ophthalmic business of $8.5 million, net of taxes and an after tax loss from discontinued operations of $.8 million.

Net income from continuing operations for fiscal 1999 was $20.4 million, compared to $24.8 million the previous year. Increased sales were offset by higher costs of sales, and increased selling expenses. Fiscal 1999 net income from discontinued operations included a $14.0 million charge related to discontinued operations.

Inflation

The Company does not believe inflation has had a material impact on the Company's operations over the three-year period ended
March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the three years ended March 31, 2000, liquidity needs have been satisfied principally by cash flow from operations and borrowings under the Company's line of credit.

At March 31, 2000, working capital was $124.1 million compared to $106.5 million the previous year. The Company generated $31.5 million of cash from continuing operations during fiscal 2000, compared to $21.1 million the previous year. Increased income from continuing operations, and an increase in accounts payable and accrued liabilities were partially offset by an increase in accounts receivable contributed to the increased cash flow. Cash proceeds from the sale of the ophthalmic segment were the primary reason for the increase in marketable securities.

During fiscal 2000, the Company spent $9.2 million on capital expenditures. The funds were used for a new research and development facility, additional manufacturing equipment in Texas as a result of the re-validations, and equipment and data processing hardware and software. The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 2001.

At the beginning of fiscal 1999, the Company had available to it $15 million under a secured line of credit. This was increased to $25 million during the second quarter. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. An annual commitment fee of .125% is paid on the unused portion of the credit line. During fiscal 1999, the Company borrowed $6.9 million under the agreement. At March 31, 1999, the balance outstanding was $4 million. This amount was repaid during the first quarter of fiscal 2000. No amounts are outstanding under the secured line of credit at March 31, 2000 and the full $25 million is available for borrowing.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares. As a result, during fiscal 2000, the Company repurchased 912 thousand shares for consideration of $19.4 million. The Company intends to continue the share repurchase program in fiscal 2001, and repurchased approximately 400 thousand shares for $7.4 million in the first quarter.

The Company's principal source of liquidity at March 31, 2000 consisted of $76.9 million in cash and short term marketable securities plus $25 million available under the existing line of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2001.

YEAR 2000

The Company believes that as a result of its Year 2000 remediation and planning programs, the Year 2000 Problem has not, as of June 2000 had a material adverse effect on the operations or financial results of the Company.

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

The Company's products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the introduction, manufacturing, labeling and record-keeping procedures for medical devices. The process of obtaining marketing clearance and approval from the FDA for new products and existing products can be time-consuming and expensive, and there is no assurance that such clearances or approvals will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or additional applications for existing products. In addition, certain of the Company's products that are in the research and development stage may be subject to a lengthy and expensive pre-market approval ("PMA") process with the FDA. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. The FDA, various state agencies and foreign regulatory agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. A determination that the Company is in violation of such regulations could lead to imposition of penalties, product recalls, consent decrees or product seizures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign exchange rates. The Company generally does not use derivative instruments. At March 31, 2000 the Company had purchased $3 million of forward contracts in anticipation of a European capacity expansion.

The Company maintains a portfolio of highly liquid cash equivalents, with maturities of three months or less as of the date of purchase. The Company also has current marketable securities consisting primarily of municipal bonds and commercial paper that are of limited credit risk and have contractual maturities of less than two years. Given the short-term nature of these investments, the Company is not subject to significant interest rate risk.

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

As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. The principal exposure on sales to third party distributors stems from the potential for weak economic conditions in the foreign market, thus weakening the foreign currency, decreasing the customer's buying power and potentially decreasing the Company's sales. The Company's exposure on sales to its subsidiaries consists of 1) the exposure related to the weakening of local currency when payment of the trade payable is made, thus translating into more local currency needed to pay off the U.S. denominated payable than when it was recorded, lowering the subsidiaries' earnings, and 2) upon translation of the subsidiaries' monthly financial statements, that a weakening local currency would cause lower market sales to be recorded in U.S. dollars that what have occurred had the currency been stable as compared to the U.S. dollar. However, in the latter instance, operating expenses would also be translated at lower amounts and accordingly, the effect on net income would be mitigated. The Company does not currently hedge any of these exposures.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange
Commission within 120 days of the close of the fiscal year ended
March 31, 2000 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2000.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)(1)    Consolidated Financial Statements

          Report of Independent Auditors

          Consolidated Statements of Financial Position as of March 31, 2000 and 1999

          Consolidated Statements of Income for the Years Ended March 31, 2000, 1999, and 1998

          Consolidated Statements of Changes in Shareholders'
          Equity for the Years Ended March 31, 2000, 1999, and
          1998

          Consolidated Statements of Cash Flows for the
          Years Ended March 31, 2000, 1999 and 1998

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

(a)(3)    List of exhibits:

    3(a)  Composite Restated Articles of Incorporation of the
          Company. (1)

    3(b)  Composite Restated Bylaws of the Company. (2)

   10(a)  Mentor Corporation Restated 1987 Non-
          Statutory Stock Option Plan and Agreement -
          Registration Statement No. 33-25865. (8)(14)

   10(b)  Mentor Corporation 1991 Stock Option Plan -
          Registration Statement No. 33-48815. (9)(14)

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

   10(j)  Guaranty Agreement, dated May 22, 1995, between
          Mentor Corporation and Sanwa Bank California. (7)

   10(k)  Contribution Agreement, dated May 22, 1995, between
          Mentor Corporation and Sanwa Bank California. (7)

   10(l)  Inter-Company Note, dated May 22, 1995, between
          Mentor Corporation and Sanwa Bank California. (7)

   10(m)  Lease Agreement, dated July 23, 1990, between
          Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive. (4)

   10(n)  Lease Agreement, dated August 19, 1998, between
          Mentor Corporation and SB Corporate Center, LLC
          covering 301 Mentor Drive.  (11)

   10(o)  Employment Agreement, dated October 30, 1997, between
          Mentor Corporation and Malcolm Boddy. (10)(14)

   10(p)  Employment Agreement, dated December 1, 1998, between
          Mentor Corporation and Trevor M. Pritchard. (10)(14)

   10(q)  Asset Purchase Agreement, dated as of May 14, 1999
          between Mentor Corporation and CIBA Vision Corporation. (12)

   10(r)  Asset Purchase Agreement, dated as of August 26,
          1999 between Mentor Corporation and Xomed, Inc. (13)

   10(s) Transition Agreement, dated August 1, 1999, between Mentor Corporation and Christopher Conway. (14)

   10(t) Executive Employment Agreement, dated August 1, 1991, between Mentor Corporation and Anthony R. Gette. (14)

   10(u)  Employment Agreement, dated April 1, 2000, between
          Mentor Corporation and Adel Michael.  (14)

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

(6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1994, File No. 0-
     7955.

(7) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-
     7955.

(8)  Incorporated by reference to the post effective amendment
     No. 1 to Registration Statement on Form S-8, Registration
     No. 33-25865.

(9)  Incorporated by reference to Registration Statement on Form
     S-8, Registration No. 33-48815.

(10) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-7955.

(11) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7955.

(12) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-7955.

(13) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended December 31, 1999, File No.
     0-7955.

(14) Management contract or compensatory plan or arrangement.


                 REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated statements of financial position of Mentor Corporation as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ERNST & YOUNG LLP


Los Angeles, California
May 8, 2000


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                           March 31,
(in thousands)                          2000      1999

Assets
Current assets:
  Cash and cash equivalents           $ 24,313  $ 19,533
  Marketable securities                 52,563     2,088
  Accounts receivable, net of
    allowance for doubtful accounts
    of $2,976 in 2000 and $2,072 in
    1999                                45,310    37,431
  Inventories                           34,441    30,552
  Deferred income taxes                  5,739     7,919
  Net assets of discontinued
    operations                                    39,899
  Prepaid expenses and other             6,096     4,340
Total current assets                   168,462   141,762

Property and equipment, net             36,522    34,995
Intangibles, net                         4,008     2,342
Goodwill, net                            4,394     4,885
Long-term marketable securities and
  investments                           12,848     8,356
Other assets                             4,472     3,671
                                      $230,706  $196,011
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued
    liabilities                       $  39,845 $ 26,848
  Income taxes payable                    3,868    3,770
  Dividends payable                         608      612
  Short-term bank borrowings                       4,000
Total current liabilities                44,321   35,230

Deferred income taxes                     2,743    2,163

Commitments and contingencies
Shareholders' equity:
  Common Stock, $.10 par value:
    Authorized - 50,000,000 shares;
    Issued and outstanding --
    24,208,834 shares in 2000;
    24,548,537 shares in 1999;            2,421    2,455
  Capital in excess of par value          9,876   21,502
  Accumulated other comprehensive
    income (loss)                         2,323     (261)
  Retained earnings                     169,022  134,922
                                        183,642  158,618
                                      $ 230,706 $196,011

See notes to consolidated financial statements.
MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                          Year Ended March 31,
(in thousands, except per share data)   2000      1999      1998

Net sales                             $247,344  $202,783  $180,267
Costs and expenses:
  Cost of sales                         92,657    76,174    59,122
  Selling, general and administrative   98,555    81,648    69,180
  Research and development              16,701    14,820    15,179
                                       207,913   172,642   143,481

Operating income from continuing
  operations                            39,431    30,141    36,786
  Interest expense                         (34)     (272)      (27)
  Interest income                        2,982       926     1,338
  Other income, net                         10        93       307

Income from continuing operations
  before income taxes                   42,389    30,888    38,404

Income taxes                            13,563    10,447    13,575
Income from continuing operations       28,826    20,441    24,829
Income (loss) from discontinued
  operations, net of taxes               7,713    (6,479)     (932)
Net income                            $ 36,539  $ 13,962  $ 23,897

Basic earnings (loss) per share:
   Continuing operations              $   1.18  $   0.83  $   1.00
   Discontinued operations                 .32     (0.26)    (0.04)
     Basic earnings per share         $   1.50  $   0.57  $   0.96

Diluted earnings (loss) per share:
   Continuing operations              $   1.16  $   0.80  $   0.94
   Discontinued operations                 .30     (0.25)    (0.03)
     Diluted earnings per share       $   1.46  $   0.55  $   0.91

See notes to consolidated financial statements.


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                           Accumu-
                                            lated
                            Common Capital  Other
                   Common   Stock     in   Compre-  Retained
                   Shares    $.10   Excess hensive  Earnings   Total
                  Outstan    Par    of Par  Income
(in thousands)      ding    Value   Value   (loss)
Balance March 31,
  1997             24,807  $2,481   $34,565  $  (693) $101,996 $138,349
Comprehensive
  income:
  Net income                                            23,897   23,897
     Foreign
      currency
      translation
      adjustment                                (711)              (711)
     Unrealized
      gain on
      investments                              5,000              5,000
Comprehensive
  income                                                         28,186
Exercise of stock
  options             383      38     2,985                       3,023
Income tax
  benefit arising
  from the
  exercise of
  stock options                       1,703                       1,703
Repurchase of
  common shares      (169)    (17)   (4,064)                     (4,081)
Dividends
  declared
  ($.10 per
   share)                                              (2,495)   (2,495)
Balance March 31,
  1998             25,021    2,502   35,189    3,596  123,398   164,685
Comprehensive
  income:
  Net income                                           13,962    13,962
     Foreign
      currency
      translation
      adjustment                                 263                263
     Unrealized
      (loss) on
      investments                             (4,120)            (4,120)
Comprehensive
  income                                                         10,105
Exercise of stock
  options             660       66     4,614                      4,680
Income tax
  benefit arising
  from the
  exercise of
  stock options                        2,038                      2,038
Repurchase of
  common shares    (1,132)    (113)  (20,339)                   (20,452)
Dividends
  declared
  ($.10 per
   share)                                              (2,438)   (2,438)
Balance March 31,
  1999             24,549    2,455    21,502    (261) 134,922   158,618
Comprehensive
  income:
  Net income                                           36,539    36,539
     Foreign
      currency
      translation
      adjustment                              (1,553)            (1,553)
     Unrealized
      (loss) on
      investments                              4,137              4,137
Comprehensive
  income                                                         39,123
Exercise of stock
  options             572       57     5,608                      5,665
Income tax
  benefit arising
  from the
  exercise of
  stock options                        2,077                      2,077
Repurchase of
  common shares      (912)     (91)  (19,311)                   (19,402)
Dividends
  declared
  ($.10 per
   share)                                              (2,439)   (2,439)
Balance March 31,
  2000             24,209   $2,421   $ 9,876  $2,323 $169,022  $183,642

See notes to consolidated financial statements.


MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended March 31,
(in thousands)                              2000      1999      1998

Cash From Operating Activities:
Income from continuing operations        $ 28,826   $ 20,441   $ 24,829
Adjustments to derive cash flows from
  continuing operating activities:
   Depreciation                             7,760      7,537      6,187
   Amortization                               973        974      1,026
   Deferred income taxes                      529     (1,165)       216
   Loss on sale of assets                     401        107        261
   Gains on long-term marketable
     securities and investments write
     downs, net                              (134)
   Changes in operating assets and
     liabilities:
     Accounts receivable                   (7,879)    (5,764)    (1,066)
     Inventories and other current
       assets                              (5,645)    (1,522)    (3,681)
     Accounts payable and accrued
       liabilities                         11,631      1,918      2,088
     Income taxes payable                  (4,994)    (1,422)     2,952
Net cash provided by continuing
  operating activities                     31,468     21,104     32,812
Net cash provided by (used for)
  discontinued operating activities        (8,557)     1,720     (4,832)
Net cash provided by operating
  activities                               22,911     22,824     27,980

Cash From Investing Activities:
Purchases of property and equipment        (9,195)   (10,850)   (11,081)
Purchases of intangibles and goodwill      (2,240)    (2,866)      (612)
Purchases of marketable securities        (50,715)               (9,073)
Sales of marketable securities              3,757      9,519      9,213
Investment in manufacturing partners                             (7,006)
Other, net                                 (1,028)    (2,053)    (1,037)
Net cash used for continuing investing
  activities                              (59,421)    (6,250)   (19,596)
Net cash provided by (used for)
  discontinued investing activities        59,392     (1,423)    (5,927)
Net cash used for investing activities        (29)    (7,673)   (25,523)

Cash From Financing Activities:
Repurchase of common stock                (19,402)   (20,452)    (4,081)
Proceeds from exercise of stock options     7,742      6,718      4,726
Dividends paid                             (2,442)    (2,460)    (2,489)
Borrowings under line of credit
  agreement                                            6,900
Repayments under line of credit
  agreement                                (4,000)    (2,900)
Reduction in long-term debt                              (50)        (8)
  Net cash used for financing activities  (18,102)   (12,244)    (1,852)

Increase in cash and equivalents            4,780      2,907        605
Cash and cash equivalents at beginning
  of year                                  19,533     16,626     16,021
Cash and cash equivalents at end of year $ 24,313   $ 19,533   $ 16,626

See notes to consolidated financial statements.


MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000

Note A  Summary of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969. The Company develops, manufactures and markets a broad range of products for the medical specialties of plastic and general surgery and urology. The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, and retail outlets. The net assets and results of operation of the ophthalmic segment of the business are presented as discontinued operations and not included in the continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests. All intercompany accounts and transactions have been eliminated. Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation. Financial information presented in the Notes to Consolidated Financial Statements excludes discontinued operations, except where noted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards No.
115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short-term marketable securities there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 2000 and 1999. The Company's short-term marketable securities consist primarily of commercial paper and municipal bonds that are of limited credit risk and have contractual maturities of less than two years.

The Company's long-term marketable securities and investments includes the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI) and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets of discontinued operations. Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is valued at $3 million in March 31, 2000 and at $6 million, cost, at March 31, 1999, as quoted market prices are not available. During the year ended March 31, 2000, the Company recorded a $3 million write down as a charge to other income related to its investment in Intracel Corporation. Also included is an equity interest in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and equity interest in Paradigm. These investments are recorded at fair market value of $9,840,000, (cost of $2,122,000) and $2,350,000 million (cost of $1,006,000) based upon quoted stock market prices at March 31, 2000 and 1999, respectively.
The unrealized gain of $5,017,000 and $880,000, net of taxes of $2,701,000 and $470,000, at March 31, 2000 and 1999,
respectively, is reported within accumulated other comprehensive income included as a separate component of shareholders' equity.

During the year ended March 31, 2000, the Company sold a portion of its NASI securities and realized a gain of $3 million which was reflected in other income, net.

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

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, and trademarks. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $4,425,000 at March 31, 2000 and $3,745,000 at March 31, 1999. The excess purchase cost over fair value of net identifiable assets acquired, goodwill, is amortized on a straight-line basis over 15 to 40 years. Accumulated amortization of goodwill was $1,422,000 at March 31, 2000 and $1,177,000 at March 31, 1999. The Company assesses on an ongoing basis the recoverability of goodwill and intangibles based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flow estimates were less than net book value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

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

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing. Advertising expenses for 2000 were approximately $7.2 million and were not significant in 1999 and 1998. There were no significant capitalized advertising costs as of March 31, 2000, 1999 and 1998.

Foreign Sales

Export sales to independent distributors, principally to Canada and Western Europe, were $19,977,000, $17,600,000 and $16,173,000 in 2000, 1999 and 1998, respectively.  In addition, $29,224,000,
$27,450,000 and $25,731,000 of sales in 2000, 1999 and 1998, respectively, were from the Company's direct international sales offices primarily in Canada and Western Europe.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The assets and liabilities of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into an accumulated other comprehensive income (loss). Transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period they occur. Transaction exchange gains and losses were immaterial in 2000, 1999 and 1998. The Company generally does not use derivative instruments. At March 31, 2000 the Company had purchased $3 million of forward contracts in anticipation of a European capacity expansion.

Effects of Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the potential impact, if any, that this SAB will have on its revenue recognition policies. However, based on preliminary evaluations, the Company does not believe that this SAB will result in any material change to its revenue recognition policies.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Subsequently, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS 133 for one year. This standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to record all derivatives as assets for liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The effect of adopting SFAS 133 is currently being evaluated, however, management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Note B    Inventories

Inventories at March 31 consisted of:

(in thousands)                     2000      1999

Raw materials                    $ 5,880   $ 7,640
Work in process                    7,068     6,563
Finished goods                    21,493    16,349
                                 $34,441   $30,552


Note C    Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)                     2000      1999

Land                             $   286    $  286
Buildings                          9,489     9,489
Leasehold improvements            16,502    12,508
Furniture, fixtures and
  equipment                       47,847    42,213
Construction in progress           1,711     3,053
                                  75,835    67,549
Less accumulated depreciation
  and amortization               (39,313)  (32,554)
                                 $36,522   $34,995

Note D    Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

                             Year Ended March 31,
(in thousands)               2000    1999    1998

Unrealized gains (losses)
  arising during period,
  net of taxes of $3,257,
  ($2,330) and $2,800.     $6,043   $(4,120) $ 5,000
Reclassification
  adjustments for gains
  realized in net income,
  net of taxes $1,026      (1,906)
Change in net unrealized
  gains (losses) on
  securities               $4,137   $(4,120) $ 5,000


Accumulated other comprehensive income for each classification is as follows:

                                   Year Ended March
                                          31,
(in thousands)                       2000    1999

Net unrealized gains on
  securities                       $ 5,017  $  880
Foreign currency
  translation adjustments           (2,694) (1,141)
Accumulated other
  comprehensive income
  (loss)                           $ 2,323  $ (261)


Note E    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)                     2000      1999

Trade accounts payables          $ 10,342  $ 5,726
Accrued compensation                8,972    7,049
Sales returns                       6,401    5,126
Warranty and related reserves       6,563    4,248
Accrued royalties                   1,600    1,076
Other                               5,967    3,623
                                 $ 39,845  $26,848


Note F    Short-Term Bank Borrowings

At March 31, 2000, the Company had a secured line of credit, (the Credit Agreement), for borrowings up to $25 million. Borrowings accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. A commitment fee of
 .125% is paid on the unused portion of the credit line. At March 31, 1999, $4 million was outstanding, at 6.9% interest. The balance was paid in May 1999. No amounts were outstanding at March 31, 2000 and accordingly $25 million was available for borrowings.

Note G    Stock Options

The Company has granted options to key employees and non-employee directors under a qualified 1991 Plan and a non-qualified 1987 Plan. Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire in ten years. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 2000, 1999 and 1998 was as follows:

                               At March 31, 2000
                              Options Outstanding

                                          Weighted Average
                        Number of Shares  Price per Share

Balance March 31, 1997     2,666,280         $     9.91

Granted                      592,550              22.79
Exercised                   (383,441)              7.50
Canceled or terminated       (56,496)             17.91
Balance March 31, 1998     2,818,893         $    12.76

Granted                      361,300              21.31
Exercised                   (633,682)              7.02
Canceled or terminated      (166,725)             21.52
Balance March 31, 1999     2,379,786         $    15.04

Granted                      613,000              15.84
Exercised                   (577,659)             10.15
Canceled or terminated      (184,750)             19.99
Balance March 31, 2000     2,230,377         $    16.12

At March 31, 2000 and 1999, there were 1,590,125 shares and
2,018,375 shares available for grant under the 1991 Plan. There are no additional shares available for grant under the 1987 Plan.

Stock option exercise prices are set at the closing price of the Company's Common Stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS 123 requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the Fair Value method of that statement.

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

                             2000      1999      1998
Weighted average fair
   value of stock
   Options granted          $ 8.67   $ 11.99   $ 13.18
Risk-free interest rate        5.5%      5.6%      6.6%
Expected life (in years)       7.5       7.2       6.8
Expected volatility           .524      .528      .531
Expected dividend yield        0.7%      0.5%      0.4%

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma effect on net income for the years ended March 31, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. In 2000, however, the proforma results include a full four years worth of option grants. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                              Year Ended March 31,
                             2000     1999      1998

Net income: as reported    $36,539   $13,962  $23,897
Net income:  Pro forma     $33,812   $11,266  $21,599

Basic earnings per share:
  as reported              $  1.50   $   .57  $   .96
Basic earnings per share:
  pro forma                $  1.39   $   .46  $   .87

Diluted earnings per
  share:   as reported     $  1.46   $   .55  $   .91
Diluted earnings per
  share:   Pro forma       $  1.36   $   .44  $   .83

Information regarding stock options outstanding as of March 31, 2000 is as follows:

                   Options Outstanding           Options Exercisable
                         Weighted-
                          Average   Weighted-
                         Remaining  Average                Weighted-
              Number of  Contractu  Exercise     Number     Average
 Price Range   Shares       al       Price         of      Exercise
                           Life                  Shares      Price
Under $13.00    729,352  3.7 years  $  7.91     729,352    $ 7.91
$13.00 to
  $22.00      1,138,450  8.3 years  $ 18.42     263,250    $21.42
Over $22.00     362,575  6.9 years  $ 25.41     210,250    $24.79

At March 31, 2000, 1999 and 1998 stock options to purchase
1,202,852; 1,424,000 and 1,698,000 shares, respectively, were exercisable at weighted-average prices of $13.78, $10.73 and $7.96, respectively.

Note H  Income Taxes

Income tax expense from continuing operations consists of the following:

                           Year Ended March 31,
(in thousands)          2000       1999       1998

Current:
   Federal           $  10,650    $   9,736   $  10,307
   Foreign               1,036        1,052       1,949
   State                 1,348          834       1,103
                        13,034       11,622      13,359
Deferred:
   Federal                 521       (1,150)        206
   State                     8          (25)         10
                           529       (1,175)        216
                      $ 13,563    $  10,447   $  13,575

The reconciliation of the federal statutory rate to the Company's effective rate for continuing operations is as follows:

                               Year Ended March 31,
                             2000       1999      1998

Federal statutory rate        35.0%      35.0%      35.0%
Increase (decrease)
  resulting from:
  State tax, net of
    federal tax benefit        1.8        2.7        2.3
  Non-taxable interest
    and dividends              (.1)       (.4)       (.7)
  Research and
    development credit        (2.0)      (2.0)      (2.0)
  Foreign Sales
    Corporation               (1.1)      (1.2)      (1.1)
  Foreign operations          (1.9)      (1.0)       1.0
  Non-deductible
    goodwill                    .2         .2         .2
  Other                         .1         .5         .6
                              32.0%      33.8%      35.3%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

                                    Year Ended March 31,
(in thousands)                         2000      1999

Deferred tax liabilities:
  Tax over book depreciation         $  1,146    $  1,693
  Unrealized gain on long term
    marketable securities               2,701         470
                                        3,847       2,163
Deferred tax assets:
  Book liabilities not deductible
    for tax                             5,122       5,774
  Inventory                               809         862
  Profit in inventory of foreign
    subsidiaries                          912       1,283
                                        6,843       7,919
                                     $  2,996    $  5,756

Note I    Supplemental Information

Supplemental schedule of cash flow information:

                                  Year Ended March 31,
(in thousands)                    2000     1999     1998

Interest paid                   $   51   $  226    $   54
Income taxes paid               $8,365   $6,727    $9,190

Note J    Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate Basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate Diluted earnings per share, follows:

                                  Year Ended March 31,
(in thousands)                   2000     1999     1998

Weighted average outstanding
  shares: basic                 24,384   24,550   24,894
Shares issueable through
  options                          700      844    1,436
Weighted average outstanding
  shares: diluted               25,084   25,394   26,330

Shares issueable through options are determined using the treasury stock method.

Options to purchase 980,525; 1,114,100 and 23,500 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 2000, 1999 and 1998, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Note K    Commitments

The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $3.6 million, $3.4 million and $2.8 million for fiscal 2000, 1999 and 1998, respectively.

Future minimum lease payments under lease arrangements at March
31, 2000 are as follows:
          (in thousands)

                    2001               3,653
                    2002               3,217
                    2003               3,064
                    2004               3,183
                    2005               3,354
               Thereafter             27,266
                    Total          $  43,737

During fiscal 1998, the Company entered into an alliance with Intracel Corporation, in which the Company will be the exclusive distributor of a bladder cancer test manufactured by Intracel.
In addition, the Company has the right to distribute a potential bladder cancer treatment product currently under development by Intracel. The agreement with Intracel requires the Company to pay $1 million per year, beginning in January 1998, for three years, to defray the costs of the clinical trials for the cancer treatment product. The Company must also pay an additional $3 million upon the completion of certain milestones related to the clinical trials. During fiscal year 1999, $1 million was paid toward the cost of the clinical trials and an additional $1 million was paid on the achievement of the first milestone. During fiscal 2000, $.8 million was due and paid as Intracel encountered delays in the clinical studies. The amounts paid are included in research and development expense. Total remaining commitments to Intracel at March 31, 2000 amount to $2,950,000.

Note L    Related Party Transactions

In 1991, the Company entered into an exclusive license agreement with Rochester Medical Corporation (Rochester) to market and distribute certain external catheter products developed by Rochester. The Company purchased $101,000, $1,900,000 and $2,400,000 of product from Rochester in 2000, 1999 and 1998, respectively. Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

Note M    Contingencies

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company carries product liability insurance on all its products, except silicone gel-filled implants, which are only available within the United States thorough a controlled clinical study. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. In addition, the Company also offers warranty coverage on some of its products. The Company has recorded warranty and related reserves ($6,563,000 and $4,248,000 at March 31, 2000 and 1999, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated warranty and product liability claims.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note N    Restructuring Charge and Discontinued Operations

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

During the implementation of this plan, the Board of Directors authorized management to evaluate potential buyers for the product lines of the ophthalmic business segment. In March 1999, the Company adopted a plan to dispose of its ophthalmic business segment. During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. The Company recorded a gain of $7.5 million, net of $3.8 million in taxes.
On October 4, 1999 the Company completed the sale of the remaining assets of the Ophthalmic equipment business for cash consideration of $21 million. The Company recorded an after tax gain of approximately $1.1 million from this transaction in the third quarter.

Consistent with the plan to dispose of its ophthalmic business segment, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment product lines have been classified as discontinued operations.

The results of discontinued operations for the three years ending
March 31, 2000, 1999 and 1998 are as follows:

                                        Year Ended March 31,
(in thousands)                      2000(2)   1999(1)     1998

Revenues                            $14,660   $37,893   $35,029
Income (loss) before income taxes       169   (10,436)   (2,075)
Income tax expense (benefit)            973    (3,957)   (1,143)
Net income (loss) from
  discontinued operations              (804)   (6,479)     (932)
Gain from disposal, net of taxes
  of $8,933                           8,517
Net income (loss) from
  discontinued operations           $ 7,713   $(6,479)  $  (932)

1)   Includes  charges  totaling  $14  million  related  to   the
     restructuring plan discussed above.

2) Income taxes as a percent of the income before income taxes, and the gain from disposal are higher than the statutory income tax rate due to non-deductible goodwill included in the sale and Puerto Rico tollgate taxes arising from the repatriation of earnings.

The assets and liabilities of discontinued operations as of March
31, 1999 have been classified in the balance sheet as net assets of discontinued operations and consist of the following:

                                        March 31,
(in thousands)                             1999

Accounts receivable, net               $   7,981
Inventory                                 17,687
Property, plant and equipment, net         3,985
Intangibles and goodwill, net             12,098
Other                                      4,525
  Total assets                            46,276
Current liabilities                        6,377
Net assets of discontinued
  operations                           $  39,899

Remaining assets and liabilities related to discontinued operations at March 31, 2000 are not significant.

Note O    Business Segment Information

The Company's operations are principally managed on a functional basis and reported on a product and geographic basis. As a result there are four reportable segments: Aesthetic and General Surgery, Surgical Urology, Clinical and Consumer Healthcare and International. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses such as interest and certain corporate expenses are not allocated to the segments.

The Aesthetic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical Urology segment includes penile implants, surgical incontinence products and brachytherapy seeds for the treatment of prostate cancer. The Clinical and Consumer Healthcare segment includes catheters and other products for the management of urinary incontinence and retention. The International segment includes the operations of the Company's wholly owned international sales offices, which cover most of the Company's implantable product lines, and a small European manufacturing and distribution facility. Segment revenues include domestic sales, sales to independent foreign distributors and sales to the Company's direct international sales and offices.

Selected financial information for the Company's reportable segments for the years ended March 31, 2000, 1999 and 1998 follows:

                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Revenues
Aesthetic and General
  Surgery                 $  132,127    $  107,247   $   98,794
Surgical Urology              51,067        36,084       27,131
Clinical and Consumer
  Healthcare                  43,555        41,446       37,201
International                 39,129        36,683       32,837
  Total reportable
    segments                 265,878       221,460      195,963
Elimination of inter-
  segment revenues           (18,534)      (18,677)     (15,696)
  Total consolidated
    revenues              $  247,344    $  202,783   $  180,267


                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Operating profit
Aesthetic and General
  Surgery                 $   27,956    $   21,326   $   25,513
Surgical Urology               6,265         4,410        2,164
Clinical and Consumer
  Healthcare                   7,261         7,001        9,276
International                  6,629         4,707        4,822
  Total reportable
    segments              $   48,111    $   37,444   $   41,775


                                        March 31,
(in thousands)               2000          1999         1998

Identifiable assets
Aesthetic and General
  Surgery                 $   56,017    $   48,818   $  53,799
Surgical Urology              26,507        20,094      17,876
Clinical and Consumer
  Healthcare                  24,202        28,354      23,000
International                 24,627        20,957      17,371
  Total reportable
    segments              $  131,353    $  118,223   $ 112,046


                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Depreciation and
amortization
Aesthetic and General
  Surgery                 $   2,653     $   3,418    $   2,950
Surgical Urology              1,017         1,554        1,249
Clinical and Consumer
  Healthcare                  2,452         1,562        1,142
International                   370           502          313
  Total reportable
    segments                  6,492         7,036        5,654
Corporate and other           2,241         1,475        1,559
                          $   8,733     $   8,511    $   7,213


                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Capital expenditures
Aesthetic and General
  Surgery                 $     843     $   3,499    $  2,716
Surgical Urology              2,277         2,173       2,011
Clinical and Consumer
  Healthcare                    719         4,819       4,003
International                   801           356          91
  Total reportable
    segments                  4,640        10,847       8,821
Corporate and other           6,805         2,869       2,872
                          $  11,445     $  13,716    $ 11,693

The following tables reconcile segment information to the amounts shown on the consolidated financial statements.


                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Operating profit from
  continuing operations
Reportable segments       $  48,111      $  37,444   $ 41,775
Corporate operating loss     (8,680)        (7,303)    (4,989)
Interest expense                (34)          (272)       (27)
Interest income               2,982            926      1,338
Other income                     10             93        307
Income from continuing
  operations before
  taxes                   $  42,389      $  30,888   $ 38,404


                                 March 31,
(in thousands)               2000          1999

Identifiable assets
Reportable segments       $ 131,353      $ 118,223
Corporate and other          99,353         37,889
Net assets of
  discontinued
  operations                                39,899
Consolidated assets        $230,706       $196,011


Selected financial information for the Company's operations by geographic area is as follows:

                                  Year Ended March 31,
(in thousands)               2000          1999         1998

Geographic area revenue
United States            $198,143       $157,733     $138,363
Foreign                    49,201         45,050       41,904
Consolidated total       $247,344       $202,783     $180,267


                                       March 31,
(in thousands)               2000          1999         1998

Geographic area long-
  lived assets
United States            $ 42,948       $  40,667    $  35,490
Foreign                     1,976           1,555        1,635
Consolidated total       $ 44,924       $  42,222    $  37,125


Sales by principal product line for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                 Year Ended March 31,
(in thousands)               2000          1999        1998

Sales by principal
  product line
Aesthetic and General
  Surgery Products       $148,661       $122,066     $112,449
Surgical Urology
  Products                 52,656         37,307       28,413
Clinical and Consumer
  Healthcare Products      46,027         43,410       39,405
                         $247,344       $202,783     $180,267


Note P    Event Subsequent to March 31, 2000

Subsequent to March 31, 2000, the Company offered to purchase the rights of a limited partnership, established in 1983, for which the Company is the General Partner according to the terms of the partnership agreement, as amended. The Company makes payments to the partnership based upon the amount of the Company's sales of certain products. Pursuant to the terms of the partnership agreement, as amended, the limited partners can elect to be paid in either cash or the Company's stock. The transaction is expected to close no later than August 14, 2000.

Note Q    Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations. Results originally reported for the first three quarters of the year ended March 31, 1999 have been reclassified to reflect the Ophthalmic business as discontinued operations. See Note N.

(in thousands, except per                      Quarter
share data)
Year Ended March 31, 2000        First     Second    Third     Fourth
Net sales                      $ 60,144   $ 58,002   $ 60,587   $ 68,611
Gross profit                     38,624     36,091     37,443     42,528
Income from continuing
  operations                      6,976      6,013      7,273      8,564
Income (loss) from
  discontinued operations         6,937        289        571        (84)
Net income                     $ 13,913   $  6,302   $  7,844   $  8,480
Basic earnings per share:
  Continuing operations        $    .28   $    .25   $    .30   $    .35
  Discontinued operations           .29        .01        .02
Basic earnings per share       $    .57   $    .26   $    .32   $    .35
Diluted earnings (loss) per
  share:
  Continuing operations        $    .28   $    .24   $    .29   $    .34
  Discontinued operations           .28        .01        .02
Diluted earnings per share     $    .56   $    .25   $    .31   $    .34

Year Ended March 31, 1999        First     Second    Third     Fourth
Net sales                      $ 48,084   $ 47,713   $ 51,655   $ 55,331
Gross profit                     32,893     30,717     30,644     32,355
Income from continuing
  operations                      7,313      4,880      3,454      4,794
Income (loss) from
  discontinued operations           526        692     (8,652)       955
Net income                     $  7,839   $  5,572   $ (5,198)  $  5,749
Basic earnings (loss) per
  share:
  Continuing operations        $    .29   $    .20   $    .14   $    .20
  Discontinued operations           .02        .03       (.35)       .04
Basic earnings (loss) per
  share                        $    .31   $    .23   $   (.21)  $    .24
Diluted earnings (loss) per
  share:
  Continuing operations        $    .28   $    .19   $    .14   $    .19
  Discontinued operations           .02        .03       (.35)       .04
Diluted earnings (loss) per
  share                        $    .30   $    .22   $   (.21)  $    .23



               MENTOR CORPORATION AND SUBSIDIARIES

                           SCHEDULE II
         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         (In thousands)

           COL. A            COL. B      COL. C        COL. D   COL. E
                                       Additions
                           Balance
                           at      Charged to Charged
       Description         Beginn- to Costs   to                Balance at
                           ing of  and        Other     Deduc-  End of
       Description         Period  Expenses   Accounts  tions   Period

Year Ended March 31, 2000
Deducted from asset
accounts:
  Allowance for doubtful
    accounts               $2,072  $1,888               $ 984   $ 2,976

Liability Reserves:
  Warranty and related
    reserves               $4,248  $6,515    $          $4,200  $ 6,563
  Accrued sales returns
    and allowances          5,126   1,275                         6,401
                           $9,374  $7,790    $          $4,200  $12,964

Year Ended March 31, 1999
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts               $1,606  $  960    $          $  494  $ 2,072

Liability Reserves:
  Warranty and related
    reserves               $3,580  $3,825    $          $3,157  $ 4,248
  Accrued sales returns
    and allowances          5,503                          377    5,126
                           $9,083  $3,825    $          $3,534  $ 9,374

Year Ended March 31, 1998
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts               $1,497  $  933    $          $  824  $ 1,606

Liability Reserves:
  Warranty and related
    reserves               $3,400  $2,385    $          $2,205  $ 3,580
  Accrued sales returns
    and allowances          5,398     105                         5,503
                           $8,798  $2,490    $          $2,205  $ 9,083


EXHIBIT 21

                             LIST OF
               SUBSIDIARIES OF MENTOR CORPORATION

1. Mentor Texas Inc. (Formerly Mentor H/S, Inc).

2. Mentor Minnesota Inc. (Formerly Mentor Urology, Inc.)

3. Mentor Ophthalmics, Inc. (Formerly Mentor O&O, Inc.)
   (Dissolved 12/31/99)

4. Mentor Caribe, Inc. (Dissolved 12/31/99)

5. Mentor ORC, Inc. (Dissolved 4/1/96)

6. Mentor Polymer Technologies Company

7. Teknar Corporation (Dissolved 4/1/96)

8. Mentor International Sales Corporation

9. Mentor International Holdings Alpha, Inc.

10.    Mentor International Holdings Beta, Inc.

11.    Mentor International Holdings Camda, Inc.

12.    Mentor International Holdings Delta, inc.

13.    Mentor Medical Systems, Australia, Pty. Ltd.

14.    Mentor Medical Systems Ltd., U.K.

15.    Mentor Medical Systems, B.V.

16.    Mentor Deutschland GMBH

17.    Mentor Medical Systems, France, S.A.

18.    Mentor Medical Systems, Canada, Inc.

19.    MDI Company Ltd.



EXHIBIT 21

                             LIST OF
               SUBSIDIARIES OF MENTOR CORPORATION
                           (continued)

20.    Mentor Medical Systems, Iberica, S.L.

21.    Havas Medical,B.V.

22.    Mentor Medical Inc.

23.    Mentor Benelux B.V.

24.    Mentor Japan K.K.

25.    Mentor Medical Systems, C.V.

26.    Mentor Medical Italia, S.r.l.

27.    Sierra Laboratories, Inc.



EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in Registration Statement Number 33-25865 on Form S-8 dated December 22, 1988 and Registration Statement Number 33-48815 on Form S-8 dated June 24, 1992 of our report dated May 8, 2000 with respect to the consolidated financial statements and schedule of Mentor Corporation included in the Annual Report on Form 10-K for the year ended March 31, 2000.




                                             /s/ERNST & YOUNG LLP

Los Angeles, California
June 26, 2000


Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mentor Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MENTOR CORPORATION

                         /s/ANTHONY R. GETTE
                         Anthony R. Gette
                         President and Chief Executive Officer


DATE:  June 26, 2000

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

/s/CHRISTOPHER J. CONWAY      Chairman and                June 26, 2000
Christopher J. Conway         Director

/s/ANTHONY R. GETTE           President,                  June 26, 2000
Anthony R. Gette              Chief Executive
                              Officer, Secretary
                              and Director (Principal
                              Executive Officer)

/s/ADEL MICHAEL               Senior Vice President       June 26, 2000
Adel Michael                  Chief Financial Officer
                              and Treasurer
                              (Principal Financial and
                              Accounting Officer)

/s/WALTER W. FASTER           Director                    June 26, 2000
Walter W. Faster

/s/EUGENE G. GLOVER           Director                    June 26, 2000
Eugene G. Glover

/s/MICHAEL NAKONECHNY         Director                    June 26, 2000
Michael Nakonechny

/s/DR. RICHARD W. YOUNG       Director                    June 26, 2000
Dr. Richard W. Young

/s/RONALD J. ROSSI            Director                    June 26, 2000
Ronald J. Rossi



                      TRANSITION AGREEMENT

     This Transition Agreement ("Agreement"), dated August 1,
1999, is between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California
93111 and CHRISTOPHER J. CONWAY ("CONWAY") of 1530 Roble Drive,
Santa Barbara, California 93110.

     RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. CONWAY has been Chairman and CEO of COMPANY. Pursuant to succession plans discussed and approved by COMPANY's Board of Directors, CONWAY has agreed to serve in a transitional capacity for a period of up to two years to provide certain skills and experience that will be used in advancing COMPANY's interest. CONWAY intends to resign effective July 31, 2001. CONWAY is willing to be engaged by COMPANY and COMPANY is willing to engage CONWAY upon the terms and conditions set forth in this Agreement.

     AGREEMENT

CONWAY and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

        10.7.1 Company shall engage CONWAY as Chairman of the Board Of COMPANY. CONWAY shall remain a non-executive employee of the Company for the term of this Agreement or unless terminated. CONWAY shall perform duties as needed by COMPANY and at the direction of the Board of Directors.. These activities shall include, but are not limited to, transitional issues, shareholder matters, technical matters, and strategic oversight.
          (These duties shall hereinafter be referred to as "Services.") CONWAY shall report directly to the Board of Directors of COMPANY.

          1.1.2  CONWAY shall devote such working time,
          attention, and energies to the business of COMPANY as requested to perform the Services.

     1.2 Best Abilities. CONWAY shall serve COMPANY faithfully and to the best of CONWAY's ability and shall use his best abilities to perform the Services. CONWAY shall act at all times according to what is reasonably believed to be in the best interests of COMPANY.

     1.3 Corporate Authority. CONWAY shall comply with all laws and regulations applicable to CONWAY as a result of this Agreement including, but not limited to, the Securities Act of 1933 and Securities Act of 1934. Prior to the execution of this Agreement, CONWAY has received and reviewed COMPANY's Policies and Procedures and COMPANY's Employee Handbook. CONWAY shall comply with COMPANY's Policies and Procedures, as well as practices now in effect or as later amended or adopted by COMPANY, as required of similarly situated individuals at COMPANY.

2.   TERM

     This Agreement shall commence upon the execution of this Agreement and shall continue until July 31, 2001 (the "Term"), unless terminated sooner as provided in Section 4 of this Agreement.

3.   COMPENSATION AND BENEFITS

     3.1 Compensation. CONWAY's compensation shall consist of salary and medical and other benefits generally provided to employees of COMPANY. Any compensation paid to CONWAY shall be pursuant to COMPANY's policies and practices for exempt employees and shall be subject to all applicable laws and requirements regarding the withholding of federal, state and/or local taxes. Compensation is paid upon condition that CONWAY is substantially performing the Services, that CONWAY is not in material default of this Agreement, and that grounds do not then exist for the termination of this Agreement for cause as provided in Section 4.1.4 below. Compensation provided in this Agreement is full payment for Services and CONWAY shall receive no additional compensation for extraordinary services unless otherwise authorized.

          3.1.1 Base Compensation. COMPANY agrees to pay CONWAY an annualized base salary of Three Hundred Ninety
          Thousand Dollars ($390,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.2 Cash Incentive Bonus. Any grant of a cash incentive bonus to CONWAY pursuant to this Agreement shall be subject to performance considerations and shall be in the sole and absolute discretion of COMPANY's Board of Directors.

     3.2 Business Expenses. COMPANY shall reimburse CONWAY for business expenses reasonably incurred in performing Services according to COMPANY's Expense Reimbursement Policy.

     3.3 Additional Benefits. COMPANY shall provide CONWAY those additional benefits normally granted by COMPANY to similarly situated individuals subject to eligibility requirements applicable to each benefit. COMPANY has no obligation to provide any other benefits unless provided for in this Agreement. Currently COMPANY provides major medical, dental, salary continuation (short-term disability) and long term disability benefits, and eligibility to participate in COMPANY's 401(k) plan.

     3.4 Automobile Expense. COMPANY will permit CONWAY to select a business automobile (four-door sedan) for lease by COMPANY for which COMPANY will make lease payments of up to Eight Hundred Dollars ($800.00) per month, or as modified from time to time by COMPANY. COMPANY shall pay applicable taxes on the automobile and shall obtain motor vehicle insurance in an amount it deems reasonable in its sole discretion. CONWAY may obtain additional liability insurance at his own expense if he so chooses.

     3.5 Indemnification. COMPANY shall indemnify CONWAY from and against any and all claims and liabilities arising from CONWAY's performance of his duties under this Agreement whether such claim and/or liability(s) arises during the term of the Agreement or thereafter. This indemnification provision applies only to conduct undertaken solely for the benefit of the Company.

4.   TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the relationship between COMPANY and CONWAY may be terminated prior to the expiration of the Term as follows:

               4.1.1  Death.  This Agreement shall terminate upon
          CONWAY's death, effective as of the date of CONWAY's death.

               4.1.2 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to CONWAY's Disability if CONWAY is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for thirty (30) consecutive days, or is unable or shall have failed to perform the Services for a total period of sixty (60) days, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of CONWAY's Disability; COMPANY shall resume compensation payments when CONWAY resumes performance of the Services. If COMPANY elects to terminate this Agreement due to CONWAY's Disability, it will give CONWAY three (3) days advance written notice if practicable and COMPANY shall retain the right to terminate this Agreement notwithstanding CONWAY's utilization of salary continuation and/or long term disability benefits.

          4.1.3 Discontinuance Of Business. If COMPANY discontinues operating its business, this Agreement shall terminate as of the last day of the month on which COMPANY ceases its entire operations with the same effect as if that last date were originally established as termination date of this Agreement.

          4.1.4 For Cause. COMPANY may terminate this Agreement without advance notice for Cause. For the purpose of this Agreement, "Cause" shall mean any failure to comply in any material respect with this Agreement or any Agreement incorporated herein; personal or professional misconduct by CONWAY (including, but not limited to, criminal activity or gross or willful neglect of duty); breach of CONWAY's fiduciary duty to COMPANY and/or any subsidiaries, affiliates or successors of COMPANY; conduct that threatens public health or safety, or threatens to do immediate or substantial harm to COMPANY's business or reputation; or any other misconduct, deficiency, failure of performance, breach or default, reasonably capable of being remedied or corrected by CONWAY. To the extent that a breach pursuant to this Section 4.1.4 is, in COMPANY's sole discretion, curable by CONWAY without harm to COMPANY or its reputation, COMPANY shall, instead of immediately terminating CONWAY pursuant to this Agreement, provide CONWAY with notice of such breach, specifying the actions required to cure such breach, and CONWAY shall have ten (10) days to cure such breach by performing the actions so specified. If CONWAY fails to cure such breach within the ten- (10) day period, COMPANY may terminate this Agreement without further notice. COMPANY's exercise of its right to terminate under this section shall be without prejudice to any other remedy to which COMPANY may be entitled at law, in equity, or under this Agreement.

          4.1.5. For Convenience Of COMPANY. This Agreement is terminable by the Board of Directors for convenience, with or without cause, at any time upon thirty (30) days' advance written notice to CONWAY.

     4.2  CONWAY's Rights Upon Termination

          4.2.1 Expiration of Term.   Upon termination of this
          Agreement by expiration of the Term set forth in
          Section 2 above, COMPANY shall have no further obligation to CONWAY under the Agreement except to distribute to CONWAY any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to CONWAY prior to the expiration of the Term. CONWAY also shall be entitled to accelerated vesting of any employee stock options that have not yet vested at the time of the termination or expiration of this Agreement.

               4.2.2 Death or Disability.   Upon termination of
          this Agreement because of death or Disability of CONWAY pursuant to Sections 4.1.1 or 4.1.2 above, COMPANY shall have no further obligation to CONWAY under the Agreement except to distribute to CONWAY's estate or designated beneficiary any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to CONWAY prior to the date of CONWAY's death or termination due to Disability, except that, if CONWAY already is utilizing COMPANY's salary continuation and/or long term disability benefits, he shall have the right to continue to do so under the terms of the applicable plan(s). CONWAY also shall be entitled to accelerated vesting of any employee stock options that have not yet vested at the time of the termination pursuant to this section.

          4.2.3 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to CONWAY under the Agreement except to distribute to CONWAY any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to CONWAY prior to the date of termination of this Agreement. CONWAY shall be entitled to major medical, dental, salary continuation, long term disability, and life insurance during the full Term of this Agreement, even if this Agreement is terminated prior to the natural expiration of that Term
          pursuant to Section 4.1.3.   CONWAY also shall be
          entitled to accelerated vesting of any stock options that have not yet vested at the time of the termination of this Agreement.

               4.2.4 Termination With Cause. Upon termination of CONWAY's employment for Cause pursuant to Section 4.1.4, COMPANY shall have no further obligation to CONWAY under this Agreement except to distribute to CONWAY any compensation and reimbursable expenses owed to CONWAY by COMPANY through the termination date, less applicable withholdings.

          4.2.5  Termination For Convenience.

               i. Upon termination of CONWAY's employment by the Board of Directors for convenience pursuant to
               Section 4.1.5, COMPANY shall have no further obligation to CONWAY under this Agreement except to distribute to CONWAY any compensation and reimbursable expenses owed by COMPANY to CONWAY through the termination date, less applicable withholdings; and

               ii. COMPANY also shall pay to CONWAY compensation equal to the amount of remainder of the base pay to which he would have been entitled if he had remained engaged with COMPANY during the entire Term of the Agreement. In consideration for this additional compensation, CONWAY, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which CONWAY accepts this additional compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C.
                623, et seq., the Worker Adjustment and
               Retraining Notification Act, 29 U.S.C. 2101, et seq., and the California Fair Employment and Housing Act, Cal. Gov't Code 12940, et seq. CONWAY acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS
               WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
               TO EXIST IN HIS FAVOR AT THE TIME OF
               EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
               MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
               WITH THE DEBTOR.

               CONWAY expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. CONWAY acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release. CONWAY further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

               iii. The additional compensation paid to CONWAY pursuant to this paragraph shall be in lieu of any other severance benefit to which CONWAY would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement or thereafter. This additional compensation shall be paid upon termination of CONWAY's engagement and in one lump sum payment at the date of termination, less applicable withholdings.

     iv. CONWAY also shall be entitled to major medical, dental and life insurance during the full Term of this Agreement, even if this Agreement is terminated prior to the natural expiration of that Term pursuant to Section 4.1.5.

     v. CONWAY also shall be entitled to accelerated vesting of any employee stock options that have not yet vested at the time of the termination or expiration of this Agreement.

          4.2.6  Change In Control.

                         i.  Definition.  A "Change in Control"
               shall occur upon any of the following events:

                    a.  Any Person (as such term is used in
                    Sections 12(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Act")) becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Act) (other than COMPANY, any trustee or other fiduciary holding securities under an employee benefit plan of COMPANY, or any corporation owned, directly or indirectly, by the stockholders of COMPANY in substantially the same proportions of their ownership of stock of COMPANY), directly or indirectly, of securities of COMPANY representing fifty percent (50%) of more of the combined voting power of COMPANY's then-outstanding securities;

                    b.  The stockholders of COMPANY approve a
                    merger or consolidation of COMPANY with
                    another corporation or entity, other than (a) a merger or consolidation that results in the voting securities of COMPANY outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than eighty percent (80%) of the combined voting power of the voting securities of COMPANY or such surviving entity outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of COMPANY (or similar transaction) in which no Person (as defined above) acquires more than fifty percent (50%) of the combined voting power of COMPANY's then-outstanding securities; or

                    c.  The stockholders of COMPANY approve a
                    plan of complete liquidation of COMPANY or an agreement for the sale or disposition by COMPANY of all or substantially all of COMPANY's assets.

                         ii.  Compensation.
                    a. In the event this Agreement is terminated by the Board of Directors prior to the expiration of the Term and provided COMPANY does not have grounds to terminate this Agreement for cause pursuant to Section 4.1.4 above, COMPANY shall have no further obligation to CONWAY under this Agreement except to distribute to CONWAY any compensation and reimbursable expenses owed by COMPANY to CONWAY through the termination date, less applicable withholdings; and

                    b.  COMPANY also shall pay to CONWAY
                    compensation in an amount equal to the
                    remainder of the base pay to which he would have been entitled if he had remained engaged with COMPANY during the entire Term of the Agreement, less applicable withholdings, payable in a lump-sum payment within thirty-one (31) days of date of termination. In consideration for this additional compensation, CONWAY, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which CONWAY accepts the additional compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. 55 623, et seq., the Worker Adjustment and Retraining Notification Act, 29 U.S.C.
                     2101, et seq., and the California Fair
                    Employment and Housing Act, Cal. Gov't Code
                     12940, et seq.  CONWAY acknowledges that
                    he is familiar with section 1542 of the
                    California Civil Code, which reads as
                    follows:

                    A GENERAL RELEASE DOES NOT EXTEND TO
                    CLAIMS WHICH THE CREDITOR DOES NOT KNOW
                    OR SUSPECT TO EXIST IN HIS FAVOR AT THE
                    TIME OF EXECUTING THE RELEASE, WHICH IF
                    KNOWN BY HIM MUST HAVE MATERIALLY
                    AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

                    CONWAY expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. CONWAY acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release. CONWAY further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

                    c. The additional compensation paid pursuant to this paragraph shall be in lieu of any other severance benefit to which CONWAY would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement or thereafter. This additional compensation shall be paid upon termination of CONWAY's engagement and in one lump sum payment at the date of termination, less applicable withholdings.

                    d.  CONWAY also shall be entitled to major
                    medical, dental, salary continuation (short term disability), long term disability, and life insurance during the full Term of this Agreement, even if this Agreement is terminated prior to the natural expiration of that Term pursuant to this Section 4.2.6.

               iii. CONWAY also shall be entitled to accelerated vesting of any stock options that have not yet vested at the time of the termination of this Agreement.

5.   REPRESENTATIONS AND WARRANTIES

     5.1 Representations of CONWAY. CONWAY represents and warrants that he has all right, power, authority and capacity, and is free to enter into this Agreement; that by doing so, CONWAY will not violate or interfere with the rights of any other person or entity; and that CONWAY is not subject to any contract, understanding or obligation that will or might prevent, interfere with or impair the performance of this Agreement by CONWAY. CONWAY shall indemnify and hold COMPANY harmless with respect to any losses, liabilities, demands, claims, fees, expenses, damages and costs (including attorneys' fees and court costs) resulting from or arising out of any claim or action based upon CONWAY's entering into this Agreement.

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

6.   COVENANTS

     6.1 Nondisclosure and Invention Assignment. CONWAY acknowledges that, as a result of performing the Services, CONWAY shall have access to confidential and sensitive information concerning COMPANY's business including, but not limited to, its business operations, sales and marketing data, and manufacturing processes. CONWAY also acknowledges that in the course of performing the Services, CONWAY may develop new product ideas or inventions as a result of COMPANY's information. Accordingly, to preserve COMPANY's confidential information and to assure it the full benefit of that information, CONWAY shall, as a condition of engagement by COMPANY, execute COMPANY's standard form of Confidentiality Agreement attached hereto as Exhibit A, and execute updated versions of the Confidentiality Agreement as it may be modified from time to time by COMPANY and as may be required of similarly-situated individuals at COMPANY. The Confidentiality Agreement is incorporated herein by this reference. CONWAY's obligations under the Confidentiality Agreement continue beyond the termination of this Agreement.

     6.2 Covenant Not to Compete. In addition to the provisions of the Confidentiality Agreement, CONWAY shall abide by the following covenant not to compete if COMPANY, at its option upon the termination of this Agreement (regardless of the reason for the termination), exercises this Covenant Not to Compete. COMPANY shall notify CONWAY within ten (10) days of termination of this Agreement of its intention to exercise this option and shall make an additional payment to CONWAY of six (6) months' base pay determined at CONWAY's last rate of pay with COMPANY. CONWAY agrees that for a period of one (1) year following the termination of this Agreement, he shall not directly for himself, member of a partnership, or as an officer, director, stockholder, employee or representative of any other entity or individual, engage, directly or indirectly, in any business activity which is directly competitive with the business conducted or to CONWAY's knowledge, contemplated by COMPANY at the time of termination of this Agreement, as defined in the Confidentiality Agreement incorporated into this Agreement by reference.

     6.3 Covenant to Deliver Records. All memoranda, notes, records and other documents made or compiled by CONWAY, or made available to CONWAY during the term of this Agreement concerning the business of COMPANY shall be and remain COMPANY's property and shall be delivered to COMPANY upon the termination of this Agreement or at any other time on request.

     6.4 Covenant Not To Recruit. CONWAY shall not, during the term of this Agreement and for a period of one (1) year following termination of this Agreement, directly or indirectly, either on his own behalf, or on behalf of any other individual or entity, solicit, interfere with, induce (or attempt to induce) or endeavor to entice away any employee associated with COMPANY to become affiliated with him or any other individual or entity.

7.   CERTAIN RIGHTS OF COMPANY

     7.1 Announcement. COMPANY shall have the right to make public announcements concerning the execution of this Agreement and certain terms thereof.

     7.2 Use of Name, Likeness and Biography. COMPANY shall have the right (but not the obligation) to use, publish and broadcast, and to authorize others to do so, the name, approved likeness and approved biographical material of CONWAY to advertise, publicize and promote the business of COMPANY and its affiliates, but not for the purposes of direct endorsement without CONWAY's consent. An "approved likeness" and "approved biographical material" shall be, respectively, any photograph or other depiction of CONWAY, or any biographical information or life story concerning the professional career of CONWAY.

     7.3 Right to Insure. COMPANY shall have the right to secure, in its own name or otherwise, and at its own expense, life, health, accident or other insurance covering CONWAY, and CONWAY shall have no right, title or interest in and to such insurance. CONWAY shall assist COMPANY in procuring such insurance by submitting to examinations and by signing such applications and other instruments as may be required by the insurance carriers to which application is made for any such insurance.

     8.   ASSIGNMENT

          Neither party may assign or otherwise dispose of its rights or obligations under this Agreement without the prior written consent of the other party except as provided in this Section. COMPANY may assign and transfer this Agreement, or its interest in this Agreement, to any affiliate of COMPANY or to any entity that is a party to a merger, reorganization, or consolidation with COMPANY, or to a subsidiary of COMPANY, or to any entity that acquires substantially all of the assets of COMPANY or of any division with respect to which CONWAY is providing services (providing such assignee assumes COMPANY's obligations under this Agreement). CONWAY shall, if requested by COMPANY, perform CONWAY's duties and Services, as specified in this Agreement, for the benefit of any subsidiary or other affiliate of COMPANY. Upon assignment, acquisition, merger, consolidation or reorganization, the term "COMPANY" as used herein shall be deemed to refer to such assignee or successor entity. CONWAY shall not have the right to assign his interest in this Agreement, any rights under this Agreement, or any duties imposed under this Agreement, nor shall CONWAY or his spouse, heirs, beneficiaries, executors or administrators have the right to pledge, hypothecate or otherwise encumber CONWAY's right to receive compensation hereunder without the express written consent of COMPANY.

9.   RESOLUTION OF DISPUTES

     In the event of any dispute arising out of or in connection with this Agreement or in any way relating to the employment of CONWAY which leads to the filing of a lawsuit, the parties agree that venue and jurisdiction shall be in Santa Barbara County, California. The prevailing party in any such litigation shall be entitled to an award of costs and reasonable attorneys' fees to be paid by the losing party.

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

     10.2 Agreement Controls. Unless otherwise provided for in this Agreement, the COMPANY's policies, procedures and practices shall govern the relationship between CONWAY and COMPANY. If, however, any of COMPANY's policies, procedures and/or practices conflict with this Agreement (together with any amendments hereto), this Agreement (and any amendments hereto) shall control.

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

     10.5 Force Majeure. Either party shall be temporarily excused from performing under this Agreement if any force majeure or other occurrence beyond the reasonable control of either party makes such performance impossible, except a Disability as defined in this Agreement, provided that the party subject to the force majeure provides notice of such force majeure at the first reasonable opportunity. Under such circumstances, performance under this Agreement that related to the delay shall be suspended for the duration of the delay provided the delayed party shall resume performance of its obligations with due diligence once the delaying event subsides. In case of any such suspension, the parties shall use their best efforts to overcome the cause and effect of such suspension.

     10.6 Remedies. CONWAY acknowledges that because of the nature of COMPANY's business, and the fact that the services to be performed by CONWAY pursuant to this Agreement are of a special, unique, unusual, extraordinary, and intellectual character that give them a peculiar value, a breach of this Agreement shall cause substantial injury to COMPANY for which money damages cannot reasonably be ascertained and for which money damages would be inadequate. CONWAY therefore agrees that COMPANY shall have the right to obtain injunctive relief, including the right to have the provisions of this Agreement specifically enforced by any court having equity jurisdiction, in addition to any other remedies that COMPANY may have.

     10.7 Severability. If any term, provision, covenant, paragraph,or condition of this Agreement is held to be invalid, illegal, or unenforceable by any court of competent jurisdiction, that provision shall be limited or eliminated to the minimum extent necessary so this Agreement shall otherwise remain enforceable in full force and effect.

     10.8 Construction. Headings and captions are only for convenience and shall not affect the construction or interpretation of this Agreement. Whenever the context requires, words, used in the singular shall be construed to include the plural and vice versa and pronouns of any gender shall be deemed to include the masculine, feminine, or neuter gender.

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the engagement by COMPANY of CONWAY, this Agreement (including the documents expressly incorporated therein, such as the Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise.

The parties execute this Agreement as of the date stated above:


CHRISTOPHER J. CONWAY              MENTOR CORPORATION


/s/CHRISTOPHER J. CONWAY           By: /s/ANTHONY R. GETTE
                                       Anthony R. Gette
                                       Secretary, for the Board of
                                       Directors

NOTICE ADDRESS:                    NOTICE ADDRESS:
1530 Roble Drive                   201 Mentor Drive
Santa Barbara, CA 93110            Santa Barbara, CA 93111



                 EXECUTIVE EMPLOYMENT AGREEMENT

     This Executive Employment Agreement ("Agreement"), dated August 1, 1999, is between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111 and ANTHONY R. GETTE ("GETTE") of 4632 Via Roblada, Santa Barbara, CA 93110.

     RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. GETTE has experience in this business and possesses valuable skills and experience that will be used in advancing COMPANY's interests. GETTE is willing to be engaged by COMPANY and COMPANY is willing to engage GETTE in the capacity of President and Chief Executive Officer of COMPANY, upon the terms and conditions set forth in this Agreement.

     AGREEMENT

GETTE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1     Company shall engage GETTE as President and Chief
                 Executive Officer ("CEO") of COMPANY. GETTE shall perform the duties customarily performed by one holding such positions in a similar business as that engaged in by COMPANY, as determined by COMPANY in its sole and absolute discretion. To the extent that they do not reduce the scope of the responsibilities described above and/or the physical location at which the Services will be rendered, GETTE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and GETTE's skills as determined by COMPANY. (These duties shall hereinafter be referred to as "Services.") GETTE shall report directly to the Board of Directors of COMPANY.

          1.1.2 As President and CEO of COMPANY, GETTE shall also be an officer of COMPANY. In such capacity, GETTE shall serve at the pleasure of COMPANY's Board of Directors. GETTE shall serve in this further capacity without further compensation. If GETTE is, for any reason, removed as an officer or director of COMPANY, such removal shall be without prejudice to GETTE's contractual rights under this Agreement.

          1.1.3 GETTE shall devote his entire working time, attention, and energies to the business of COMPANY, and shall not, during the term of this Agreement, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage, without the prior written consent of the Board of Directors of COMPANY. The foregoing is not intended to restrict GETTE's ability to enter into passive investments that do not compete in any way with COMPANY's Business, as that term is defined in COMPANY's Confidentiality Agreement, executed concurrently herewith.

     1.2 Location. GETTE shall be based in and shall render services for COMPANY primarily in Santa Barbara, California, but GETTE shall undertake such travel as is necessary or advisable for the effective performance of the duties of the position.

     1.3 Best Abilities. GETTE shall serve COMPANY faithfully and to the best of his ability and shall use his best abilities to perform the Services. GETTE shall act at all times according to what is reasonably believed to be in the best interests of COMPANY.

     1.4 Corporate Authority. GETTE, as an executive officer of COMPANY, shall comply with all laws and regulations applicable to GETTE as a result of this Agreement including, but not limited to, the Securities Act of 1933 and Securities Act of 1934. Prior to the execution of this Agreement, GETTE has received and reviewed COMPANY's Policies and Procedures and COMPANY's Employee Handbook. GETTE shall comply with COMPANY's Policies and Procedures, as well as practices now in effect or as later amended or adopted by COMPANY, as required of similarly situated employees at COMPANY.

2.   TERM

     This Agreement shall commence upon the execution of this Agreement and shall continue until July 31, 2001 (the "Term"), unless terminated sooner as provided in Section 4 of this Agreement. This Agreement will be renewed at the end of each term period for one year unless either party provides thirty (30) days advance notice in writing of his or it's intent not to renew ("Non-renewal") the Agreement.

3.   COMPENSATION AND BENEFITS

     3.1 Compensation. GETTE's total compensation consists of base salary, bonus potential, stock options, and medical and other benefits generally provided to employees of COMPANY. Any compensation paid to GETTE shall be pursuant to COMPANY's policies and practices for exempt employees and shall be subject to all applicable laws and requirements regarding the withholding of federal, state and/or local taxes. Compensation is paid upon condition that GETTE is substantially performing the Services, that GETTE is not in material default of this Agreement, and that grounds do not then exist for the termination of this Agreement for cause as provided in Section 4.1.4 below. Compensation provided in this Agreement is full payment for Services and GETTE shall receive no additional compensation for extraordinary services unless otherwise authorized.

          3.1.1 Base Compensation. COMPANY agrees to pay GETTE an annualized base salary of Three Hundred Sixty Thousand Dollars ($360,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly. This base salary shall be reviewed and fixed annually by the Compensation Committee of COMPANY's Board of Directors

          3.1.2 Cash Incentive Bonus. GETTE shall be eligible for a cash incentive bonus, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to GETTE only if GETTE is employed with COMPANY on the last day of the fiscal year for which the cash incentive bonus is calculated.

          3.1.3 Stock Options. GETTE shall be eligible to participate in COMPANY's 1991 Stock Option Plan ("Plan") and shall be eligible for additional option grants of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant at the rate of twenty-five percent (25%) per year. Options are exercisable for a period of ten (10) years after vesting and shall be exercised in accordance with the Plan, as amended from time to time. GETTE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement. This provision is subject to applicable state and federal securities laws. Subsequent grants, if any, also shall be subject to performance considerations as well as approval by COMPANY's Board of Directors.

     3.2 Business Expenses. COMPANY shall reimburse GETTE for business expenses reasonably incurred in performing Services according to COMPANY's Expense Reimbursement Policy.

     3.3 Additional Benefits. COMPANY shall provide GETTE those additional benefits normally granted by COMPANY to similarly-situated employees subject to eligibility requirements applicable to each benefit. COMPANY has no obligation to provide any other benefits unless provided for in this Agreement. Currently COMPANY provides major medical, dental, salary continuation (short-term disability) and long term disability benefits, and eligibility to participate in COMPANY's 401(k) plan.

     3.4   Vacation.  GETTE shall accrue vacation equal to twenty
     (20) days per year.

     3.5 Automobile Expense. COMPANY will permit GETTE to select a business automobile (four-door sedan) for lease by COMPANY for which COMPANY will make lease payments of up to Eight Hundred Dollars ($800.00) per month. COMPANY shall pay applicable taxes on the automobile and shall obtain motor vehicle insurance in an amount it deems reasonable in its sole discretion. GETTE may obtain additional liability insurance at his own expense if he so chooses.

4.  TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the relationship between COMPANY and GETTE may be terminated prior to the expiration of the term as follows:

          4.1.1  Death.  This Agreement shall terminate upon
          GETTE's death, effective as of the date of GETTE's death.

          4.1.2 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to GETTE's Disability if GETTE is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for thirty (30) consecutive days, or is unable or shall have failed to perform the Services for a total period of sixty (60) days, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of GETTE's Disability, COMPANY shall resume compensation payments when GETTE resumes performance of the Services. If COMPANY elects to terminate this Agreement due to GETTE's Disability, it will give GETTE three (3) days advance written notice if practicable and COMPANY shall retain the right to terminate this Agreement notwithstanding GETTE's utilization of salary continuation and/or long term disability benefits.

          4.1.3 Discontinuance Of Business. If COMPANY discontinues operating its business, provided that such discontinuance is not the result of a Change in Control as defined in Section 4.2.5 below, this Agreement shall terminate as of the last day of the month on which COMPANY ceases its entire operations with the same effect as if that last date were originally established as termination date of this Agreement.

          4.1.4 For Cause. COMPANY may terminate this Agreement without advance notice for Cause. For the purpose of this Agreement, "Cause" shall mean any failure to comply in any material respect with this Agreement or any Agreement incorporated herein; personal or professional misconduct by GETTE (including, but not limited to, criminal activity or gross or willful neglect of duty); breach of GETTE's fiduciary duty to COMPANY and/or any subsidiaries, affiliates or successors of COMPANY; conduct that threatens public health or safety, or threatens to do immediate or substantial harm to COMPANY's business or reputation; or any other misconduct, deficiency, failure of performance, breach or default, reasonably capable of being remedied or corrected by GETTE. To the extent that a breach pursuant to this Section 4.1.4 is, in COMPANY's sole discretion, curable by GETTE without harm to COMPANY or its reputation, COMPANY shall, instead of immediately terminating GETTE pursuant to this Agreement, provide GETTE with notice of such breach, specifying the actions required to cure such breach, and GETTE shall have thirty (30) days to cure such breach by performing the actions so specified. If GETTE fails to cure such breach within the thirty (30) day period, COMPANY may terminate this Agreement without further notice. COMPANY's exercise of its right to terminate under this section shall be without prejudice to any other remedy to which COMPANY may be entitled at law, in equity, or under this Agreement.

          4.1.5. For Convenience Of COMPANYor by Non-Renewal of Agreement. This Agreement is terminable by COMPANY for convenience or by non-renewal with or without cause, at any time upon thirty (30) days advance written notice to GETTE.

     4.2  GETTE's Rights Upon Termination or Non-Renewal of
          Agreement

          4.2.1 Death or Disability.   Upon termination of this
          Agreement because of death or Disability of GETTE pursuant to Sections 4.1.1 or 4.1.2 above, COMPANY shall have no further obligation to GETTE under the Agreement except to distribute to GETTE's estate or designated beneficiary any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to GETTE prior to the date of GETTE's death or termination due to Disability, except that, if GETTE already is utilizing COMPANY's salary continuation and/or long term disability benefits, he shall have the right to continue to do so under the terms of the applicable plan(s).

          4.2.2 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to GETTE under the Agreement except to distribute to GETTE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to GETTE prior to the date of termination of this Agreement.

          4.2.3 Termination With Cause. Upon termination of GETTE's employment for Cause pursuant to Section 4.1.4, COMPANY shall have no further obligation to GETTE under this Agreement except to distribute to GETTE any compensation and reimbursable expenses owed to GETTE by COMPANY through the termination date, less applicable withholdings.

          4.2.4 Termination For Convenience or by Nonrenewal. Upon termination of GETTE's employment by COMPANY for convenience pursuant to Section 4.1.5 or by non-renewal of this agreement pursuant to Section 2, COMPANY shall have no further obligation to GETTE under this Agreement except to distribute to GETTE:

               i. Any compensation and reimbursable expenses owed by COMPANY to GETTE through the termination date, less applicable withholdings; and

               ii.  Severance Compensation totaling twenty-four
               (24) months' base pay, determined at GETTE's then-current rate of base pay. In consideration for this Severance Compensation, GETTE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint venturers, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which GETTE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. '' 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. '' 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. ''
                623, et seq., the Worker Adjustment and
               Retraining Notification Act, 29 U.S.C. '' 2101, et seq., and the California Fair Employment and Housing Act, Cal. Gov't Code '' 12940, et seq. GETTE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS
               WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
               TO EXIST IN HIS FAVOR AT THE TIME OF
               EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
               MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
               WITH THE DEBTOR.

               GETTE expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. GETTE acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release.
               GETTE further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

               Severance compensation pursuant to this paragraph shall be in lieu of any other severance benefit to which GETTE would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement or thereafter. Severance compensation shall be paid upon termination of GETTE's engagement and in one lump sum payment at the date of termination, less applicable withholdings.

               iii. In the event this Agreement is terminated either by Convenience or by Non-renewal within twenty-four (24) months after a Change in Control (as that term is defined in Section 4.2.5 below), the termination provisions of Section 4.2.5, rather than the termination provisions of this
               Section 4.2.4, shall govern.

          4.2.5 Change In Control. A "Change in Control" shall occur upon any of the following events:

               i. Any Person (as such term is used in Sections 12(d) and 14(d)(2) of the Securities Exchange Act of 1934 (the "Act")) becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Act) (other than COMPANY, any trustee or other fiduciary holding securities under an employee benefit plan of COMPANY, or any corporation owned, directly or indirectly, by the stockholders of COMPANY in substantially the same proportions of their ownership of stock of COMPANY), directly or indirectly, of securities of COMPANY representing fifty percent (50%) of more of the combined voting power of COMPANY's then-outstanding securities;

               ii. The stockholders of COMPANY approve a merger or consolidation of COMPANY with another corporation or entity, other than (a) a merger or consolidation that results in the voting securities of COMPANY outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than eighty percent (80%) of the combined voting power of the voting securities of COMPANY or such surviving entity outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of COMPANY (or similar transaction) in which no Person (as defined above) acquires more than fifty percent (50%) of the combined voting power of COMPANY's then-outstanding securities; or

               iii. The stockholders of COMPANY approve a plan of complete liquidation of COMPANY or an agreement for the sale or disposition by COMPANY of all or substantially all of COMPANY's assets.

          In the event this Agreement is terminated by COMPANY for Convenience or by Non-renewal after a Change in Control and provided that COMPANY does not have grounds to terminate this Agreement for cause under Section
          4.1.4 above, COMPANY shall have no further obligation to GETTE under this Agreement except to distribute to
          GETTE:

               i. Severance Compensation in an amount equal to two (2) times base compensation as defined above, less applicable withholdings, payable in a lump-sum payment within thirty-one (31) days of date of termination; and

               ii. Additional compensation that shall apply solely to the extent the sum of (a) the payments made by COMPANY to or for the benefit of GETTE under this Agreement and (b) the value, as calculated in accordance with Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") of the benefits received by GETTE as a result of a Change in Control under any other agreement ("Total Severance Benefits") exceed three hundred thirty percent (330%) of the Severance Compensation (the "Threshold Amount"):

                    a. In the event the Total Severance Benefits exceed the Threshold Amount, GETTE shall be entitled to receive an additional payment such that the net amount retained by GETTE, after deduction of excise taxes imposed by Code Section 4999 on the Total Severance Benefits, any federal, state and local income tax, employment tax, and excise tax upon the payment provided by this subsection, and any interest or penalties assessed with respect to such excise tax, shall be equal to the Total Severance Benefits (the "Gross-Up Payment");

                    b.  COMPANY shall, in its sole and absolute
                    discretion, determine the amount of the Gross-Up Payment, if any, and shall provide reasonable supporting documentation to GETTE supporting its determination. For purposes of calculating the Gross-Up Payment, GETTE shall be deemed to pay taxes at the highest marginal rate of federal income taxation applicable to individuals for the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rates of individual taxation in the State and locality of GETTE's residence on the date of termination, less the maximum reduction in federal income taxes that could be obtained from deduction of such state and local taxes.

                    c.  GETTE shall notify COMPANY in writing
                    within ten (10) days of GETTE's notice
                    thereof of any claim by the Internal Revenue
                    Service that, if successful, would require payment by COMPANY of the Gross-Up Payment. If COMPANY notifies GETTE within thirty (30) days thereafter that it desires to contest such claim, GETTE shall provide all information reasonably requested by COMPANY, shall take such action and cooperate with COMPANY as may reasonably be requested by COMPANY to contest such claim, and shall permit COMPANY to participate in any proceedings related to such claim at COMPANY's own expense. GETTE further agrees that COMPANY shall have sole control over all proceedings relating to issues affecting the payment of the Gross-Up Payment, including the decision to settle such claim.

                    d.  If, and only if, the Total Severance
                    Benefits are less than or equal to the
                    Threshold Amount, it is the intention of COMPANY that no payments of the Total Severance Benefits to or for the benefit of GETTE under this Agreement or any other agreement or plan shall be non-deductible to COMPANY by reason of the operation of Code
                    Section 280G relating to parachute payments.
                    Notwithstanding any provision of this
                    Agreement or any other, if by reason of Code
                    Section 280G, any such payments exceed the amount that can be deducted by COMPANY, the Severance Payment to which GETTE is entitled under this Agreement shall be reduced by that amount which exceeds the maximum amount deductible by COMPANY. To the extent such Severance Payments already have been made by COMPANY, such excess payments shall be refunded to COMPANY with interest at the then-prevailing rate or at such other rate as may be required in order that no such payment shall be non-deductible.

               iii.  In consideration for this Severance
               Compensation, and Gross-Up Payment (if
               applicable), GETTE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint venturers, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which GETTE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. '' 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. '' 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. ''
                623, et seq., the Worker Adjustment and
               Retraining Notification Act, 29 U.S.C. '' 2101, et seq., and the California Fair Employment and Housing Act, Cal. Gov't Code '' 12940, et seq. GETTE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS
               WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
               TO EXIST IN HIS FAVOR AT THE TIME OF
               EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
               MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
               WITH THE DEBTOR.

               GETTE expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. GETTE acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release.
               GETTE further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

               iv. Severance Compensation pursuant to this paragraph shall be in lieu of any other severance benefit to which GETTE would otherwise be entitled under COMPANY's policies in effect on the date of execution of this Agreement or thereafter.


               4.2.6 Reduction in Scope of Responsibilities. For purposes of this Agreement a Change in Control shall be considered to constitute a significant reduction in the scope of responsibilities as described in Section 1.1.1 above. Upon Change of Control GETTE shall, within ninety (90) days upon such Change in Control, have the right but not the obligation to terminate this Agreement provided that GETTE is not in material breach of this Agreement and that COMPANY does not then have cause to terminate this Agreement under Section
               4.1.4 above. Such notice of termination must be in writing.

               In the event GETTE terminates this Agreement within ninety (90) days after a Change in Control hereunder, GETTE shall be entitled to the Severance Compensation to which he would have been entitled if COMPANY had terminated this Agreement pursuant to Section 4.2.4 above.

5.   REPRESENTATIONS AND WARRANTIES

     5.1 Representations of GETTE. GETTE represents and warrants that he has all right, power, authority and capacity, and is free to enter into this Agreement; that by doing so, GETTE will not violate or interfere with the rights of any other person or entity; and that GETTE is not subject to any contract, understanding or obligation that will or might prevent, interfere with or impair the performance of this Agreement by GETTE. GETTE shall indemnify and hold COMPANY harmless with respect to any losses, liabilities, demands, claims, fees, expenses, damages and costs (including attorneys' fees and court costs) resulting from or arising out of any claim or action based upon GETTE's entering into this Agreement.

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

6.   COVENANTS

     6.1 Nondisclosure and Invention Assignment. GETTE acknowledges that, as a result of performing the Services, GETTE shall have access to confidential and sensitive information concerning COMPANY's business including, but not limited to, its business operations, sales and marketing data, and manufacturing processes. GETTE also acknowledges that in the course of performing the Services, GETTE may develop new product ideas or inventions as a result of COMPANY's information. Accordingly, to preserve COMPANY's confidential information and to assure it the full benefit of that information, GETTE shall, as a condition of engagement by COMPANY, execute COMPANY's standard form of Confidentiality Agreement attached hereto as Exhibit A, and execute updated versions of the Confidentiality Agreement as it may be modified from time to time by COMPANY and as may be required of similarly-situated employees at COMPANY. The Confidentiality Agreement is incorporated herein by this reference. GETTE's obligations under the Confidentiality Agreement continue beyond the termination of this Agreement.

     6.2 Covenant Not to Compete. In addition to the provisions of the Confidentiality Agreement, GETTE shall abide by the following Covenant Not to Compete if COMPANY, at its option upon the termination of this Agreement (regardless of the reason for the termination except in the event of a Change of Control as defined in Section 4.2.5), exercises this Covenant Not to Compete. COMPANY shall notify GETTE within ten (10) days of termination of this Agreement of its intention to exercise this option and shall make an additional payment to GETTE of one (1) year base pay determined at GETTE's last rate of pay with COMPANY. GETTE agrees that for a period of two (2) years following the termination of this Agreement, he shall not, without the written consent of COMPANY's Board of Directors, directly or indirectly for himself, or as a member of a partnership, or as an officer, director, stockholder, employee or representative of any other entity or individual, engage, directly or indirectly, in any business activity which is directly competitive with the business conducted or to GETTE's knowledge, contemplated by COMPANY at the time of termination of this Agreement, as defined in the Confidentiality Agreement incorporated into this Agreement by reference. In the event of a Change of Control as defined in Section 4.2.5, COMPANY, at its option upon the termination of this Agreement, may exercise this Covenant Not to Compete. COMPANY shall notify GETTE within ten (10) days of termination of this Agreement of its intention to exercise this option and shall make an additional payment to GETTE of six (6) months' base pay determined at GETTE's last rate of pay with COMPANY. GETTE agrees that for a period of one (1) year following the termination of this Agreement, he shall not, without the written consent of COMPANY's Board of Directors, directly or indirectly for himself, or as a member of a partnership, or as an officer, director, stockholder, employee or representative of any other entity or indivdual, engage, directly or indirectly, in any business activity which is directly competitive with the business conducted or to GETTE's knowledge, contemplated by COMPANY at the time of termination of this Agreement, as defined in the Confidentiality Agreement incorporated into this Agreement by reference.

     6.3 Covenant to Deliver Records. All memoranda, notes, records and other documents made or compiled by GETTE, or made available to GETTE during the Term of this Agreement concerning the business of COMPANY shall be and remain COMPANY's property and shall be delivered to COMPANY upon the termination of this Agreement or at any other time on request.

     6.4 Covenant Not To Recruit. GETTE shall not, during the Term of this Agreement and for a period of one (1) year following termination of this Agreement, directly or indirectly, either on his own behalf, or on behalf of any other individual or entity, solicit, interfere with, induce (or attempt to induce) or endeavor to entice away any employee associated with COMPANY to become affiliated with him or any other individual or entity.

7.   CERTAIN RIGHTS OF COMPANY

     7.1 Announcement. COMPANY shall have the right to make public announcements concerning the execution of this Agreement and certain terms thereof.

     7.2 Use of Name, Likeness and Biography. COMPANY shall have the right (but not the obligation) to use, publish and broadcast, and to authorize others to do so, the name, approved likeness and approved biographical material of GETTE to advertise, publicize and promote the business of COMPANY and its affiliates, but not for the purposes of direct endorsement without GETTE's consent. An "approved likeness" and "approved biographical material" shall be, respectively, any photograph or other depiction of GETTE, or any biographical information or life story concerning the professional career of GETTE.

     7.3 Right to Insure. COMPANY shall have the right to secure, in its own name or otherwise, and at its own expense, life, health, accident or other insurance covering GETTE, and GETTE shall have no right, title or interest in and to such insurance. GETTE shall assist COMPANY in procuring such insurance by submitting to examinations and by signing such applications and other instruments as may be required by the insurance carriers to which application is made for any such insurance.

8.   ASSIGNMENT

     Neither party may assign or otherwise dispose of its rights or obligations under this Agreement without the prior written consent of the other party except as provided in this Section. COMPANY may assign and transfer this Agreement, or its interest in this Agreement, to any affiliate of COMPANY or to any entity that is a party to a merger, reorganization, or consolidation with COMPANY, or to a subsidiary of COMPANY, or to any entity that acquires substantially all of the assets of COMPANY or of any division with respect to which GETTE is providing services (providing such assignee assumes COMPANY's obligations under this Agreement). GETTE shall, if requested by COMPANY, perform GETTE's duties and Services, as specified in this Agreement, for the benefit of any subsidiary or other affiliate of COMPANY.
Upon assignment, acquisition, merger, consolidation or reorganization, the term ACOMPANY@ as used herein shall be deemed to refer to such assignee or successor entity. GETTE shall not have the right to assign his interest in this Agreement, any rights under this Agreement, or any duties imposed under this Agreement, nor shall GETTE or his spouse, heirs, beneficiaries, executors or administrators have the right to pledge, hypothecate or otherwise encumber GETTE's right to receive compensation hereunder without the express written consent of COMPANY.

9.   RESOLUTION OF DISPUTES

     In the event of any dispute arising out of or in connection with this Agreement or in any way relating to the employment of GETTE which leads to the filing of a lawsuit, the parties agree that venue and jurisdiction shall be in Santa Barbara County, California. The prevailing party in any such litigation shall be entitled to an award of costs and reasonable attorneys' fees to be paid by the losing party.

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

     10.2 Agreement Controls. Unless otherwise provided for in this Agreement, the COMPANY's policies, procedures and practices shall govern the relationship between GETTE and COMPANY. If, however, any of COMPANY's policies, procedures and/or practices conflict with this Agreement (together with any amendments hereto), this Agreement (and any amendments hereto) shall control.

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

     10.5 Force Majeure. Either party shall be temporarily excused from performing under this Agreement if any force majeure or other occurrence beyond the reasonable control of either party makes such performance impossible, except a Disability as defined in this Agreement, provided that the party subject to the force majeure provides notice of such force majeure at the first reasonable opportunity. Under such circumstances, performance under this Agreement that related to the delay shall be suspended for the duration of the delay provided the delayed party shall resume performance of its obligations with due diligence once the delaying event subsides. In case of any such suspension, the parties shall use their best efforts to overcome the cause and effect of such suspension.

     10.6 Remedies. GETTE acknowledges that because of the nature of COMPANY's business, and the fact that the services to be performed by GETTE pursuant to this Agreement are of a special, unique, unusual, extraordinary, and intellectual character that give them a peculiar value, a breach of this Agreement shall cause substantial injury to COMPANY for which money damages cannot reasonably be ascertained and for which money damages would be inadequate. GETTE therefore agrees that COMPANY shall have the right to obtain injunctive relief, including the right to have the provisions of this Agreement specifically enforced by any court having equity jurisdiction, in addition to any other remedies that COMPANY may have.

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the engagement by COMPANY of GETTE, this Agreement (including the documents expressly incorporated therein, such as the Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understanding, and communications between the parties, whether oral, written, implied or otherwise.

The parties execute this Agreement as of the date stated above:

ANTHONY R. GETTE                   MENTOR CORPORATION


/s/ANTHONY R. GETTE                /s/CHRISTOPHER CONWAY


Notice Address:                    Notice Address:
4632 Via Roblada                   201 Mentor Drive
Santa Barbara, CA  93110           Santa Barbara, CA  93111



                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated April 1,2000, is between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111 and ADEL MICHAEL ("EMPLOYEE") of 381 Kingswood Lane, Danville, California, 94506.

     RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, which will be used in advancing COMPANY's interests. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the financial operations of COMPANY, upon the terms and conditions set forth in this Agreement.

     AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1 Company shall employ EMPLOYEE as Senior Vice President & Chief Financial Officer. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY. To the extent that they do not reduce the scope of the responsibilities described above, EMPLOYEE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and EMPLOYEE's skills as determined by COMPANY. These duties shall hereinafter be referred to as "Services." EMPLOYEE shall report directly to the President and Chief Executive Officer of Mentor Corporation.

          1.1.2 As Senior Vice President & Chief Financial Officer of COMPANY, EMPLOYEE shall also be an officer of COMPANY and shall serve in such capacity without further compensation. In the event that EMPLOYEE shall from time to time serve COMPANY as a director or shall serve in any other office during the term of this Agreement, EMPLOYEE shall serve in such capacities without further compensation. If EMPLOYEE is, for any reason, removed as an officer or director of the COMPANY by the Board of Directors of COMPANY, such removal shall be without prejudice to EMPLOYEE's contractual rights under this Agreement.

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

          3.1.1 Base Compensation. COMPANY agrees to pay EMPLOYEE an annualized base salary of Two Hundred Forty Thousand Dollars ($240,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly. Effective April 1, 2001 your annualized base salary will be increased to a minimum of Two Hundred Sixty Five Thousand Dollars ($265,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.2 Cash Incentive Bonus. EMPLOYEE shall be eligible for a cash incentive bonus of up to Forty Percent (40%) of your annual base salary, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to EMPLOYEE only if EMPLOYEE is employed with COMPANY on the last day of the fiscal year for
          which the cash incentive bonus is calculated.   For the
          fiscal year ending March 31, 2001 only, the COMPANY will guarantee that your actual paid bonus will not be less than Fifty Percent (50%) of the potential Forty Percent opportunity referred to above (or, $48,000.00).

          3.1.3 Stock Options. EMPLOYEE shall be granted an option for Fifty Thousand (50,000) shares of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant at the rate of twenty-five percent (25%) per year. Options are exercisable for a period of ten (10) years after vesting and shall be exercised in accordance with the Mentor Corporation 1991 Stock Option Plan ("Plan"), as amended from time to time. EMPLOYEE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement. This provision is subject to applicable state and federal securities laws. Based upon satisfactory performance, under the Plan, COMPANY expects that EMPLOYEE will qualify for additional grants of options to acquire common stock of COMPANY in the April-May
          2001 time frame, subject to determination by the Board of Directors, of an amount which is consistent with COMPANY's Executive Compensation Program. Subsequent grants, if any, shall also be subject to performance considerations as well as the determination of the Board of Directors.

     3.2 Relocation Expenses. COMPANY shall reimburse EMPLOYEE for relocation expenses, whether or not deductible pursuant to federal, state and local tax laws. Relocation expenses shall be limited to reasonable expenses for real estate commissions incurred upon the sale of EMPLOYEE's primary residence, house-hunting trips, physical moving expenses (once upon movement into temporary housing, if necessary, and once upon movement into permanent housing), closing costs and fees not to exceed two (2.0) mortgage points, temporary living expenses of up to approximately Four Thousand Five Hundred Dollars ($4,500.00) per month, not to exceed twelve (12) months, in the Santa Barbara area, including commuting trips until Employee and his family complete a physical relocation to a permanent residence in the Santa Barbara, California area, and other reasonable out-of-pocket expenses (other than home decorating expenses, differences in mortgage rates, costs of comparable housing, etc.). COMPANY will reimburse EMPLOYEE for federal and state income taxes EMPLOYEE would not otherwise have incurred attributable to the receipt of Relocation Expenses as provided in this Section (generally referred to as reimbursement on a "gross-up" basis). All reimbursements of relocation expenses as provided hereunder shall be subject to EMPLOYEE providing appropriate documentation of such expenses.

               In the event EMPLOYEE elects to purchase a residence in Santa Barbara, California area before he is able to sell his home in Danville, California, the COMPANY will reimburse EMPLOYEE a one-time lump sum equal to the total of the estimated costs that would have been incurred as described above (specifically, estimated real estate commissions associated with the projected sale of your Danville, California home, closing costs and fees). Said estimate will be supported by actual estimates from third parties, e.g., an appraisal of the value of the home in Danville, California by at least two qualified appraisers. Any and all physical movement costs shall be paid for by COMPANY directly. If the agreed upon relocation lump sum is less than the estimated sum, or, higher than the estimated sum, COMPANY and EMPLOYEE shall reconcile appropriately.
               Should EMPLOYEE voluntarily resign his employment with COMPANY on or before the first anniversary of EMPLOYEE's employment, EMPLOYEE shall be required to reimburse COMPANY for the aforementioned payment.

     3.3 Business Expenses. COMPANY shall reimburse EMPLOYEE for business expenses reasonably incurred in performing
     Services according to COMPANY's Expense Reimbursement
     Policy.

     3.4 Additional Benefits. COMPANY shall provide EMPLOYEE those additional benefits normally granted by COMPANY to its employees subject to eligibility requirements applicable to each benefit. COMPANY has no obligation to provide any other benefits unless provided for in this Agreement. Currently COMPANY provides major medical, dental, life, salary continuation, long term disability benefits and eligibility to participate in COMPANY's 401(k) plan.

     3.5 Vacation. Employee shall accrue vacation equal to fifteen (15) days per year during the first five (5) years of service, at the rate of 1.25 days per month. Thereafter, vacation will accrue at twenty (20) days per year, at the rate of approximately 1.67 days per month. The time or times for such vacation shall be selected by EMPLOYEE and approved by the President and Chief Executive Officer of COMPANY.

     3.6 Automobile Expense. COMPANY will permit EMPLOYEE to select a business automobile (four-door sedan) for lease by COMPANY for which COMPANY will make lease payments of up to Eight Hundred Dollars ($800.00) per month. COMPANY shall pay applicable taxes on the automobile and shall obtain motor vehicle insurance in an amount it deems reasonable in its sole discretion. EMPLOYEE may obtain additional liability insurance at his own expense if he so chooses.

4.   TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the employment relationship between COMPANY and EMPLOYEE may be terminated as follows:

          4.1.1     Death.  This Agreement shall terminate upon
               EMPLOYEE's death, effective as of the date of EMPLOYEE's death.

          4.1.2 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to EMPLOYEE's Disability if EMPLOYEE is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for sixty (60) consecutive days, or is unable or shall have failed to perform the Services for a total period of ninety (90) within a twelve (12) month period, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of EMPLOYEE's Disability, COMPANY shall resume compensation payments when EMPLOYEE resumes performance of the Services. If COMPANY elects to terminate this Agreement due to EMPLOYEE's Disability, it must first give EMPLOYEE three (3) days advance written notice.

          4.1.3 Discontinuance Of Business. If COMPANY discontinues operating its business, this Agreement shall terminate as of the last day of the month on which COMPANY ceases its entire operations with the same effect as if that last date were originally established as termination date of this Agreement.

          4.1.4 For Cause. COMPANY may terminate this Agreement without advance notice for Cause. For the purpose of this Agreement, "Cause" shall mean any failure to comply in any material respect with this Agreement or any Agreement incorporated herein; personal or professional misconduct by EMPLOYEE (including, but not limited to, criminal activity or gross or willful neglect of duty); breach of EMPLOYEE's fiduciary duty to the COMPANY; conduct which threatens public health or safety, or threatens to do immediate or substantial harm to COMPANY's business or reputation; or any other misconduct, deficiency, failure of performance, breach or default, reasonably capable of being remedied or corrected by EMPLOYEE. To the extent that a breach pursuant to this Section 4.1.4 is curable by EMPLOYEE without harm to COMPANY and/or it's reputation, COMPANY shall, instead of immediately terminating EMPLOYEE pursuant to this Agreement, provide EMPLOYEE with notice of such breach, specifying the actions required to cure such breach, and EMPLOYEE shall have ten (10) days to cure such breach by performing the actions so specified. If EMPLOYEE fails to cure such breach within the ten (10) day period, COMPANY may terminate this Agreement without further notice. COMPANY's exercise of its right to terminate under this section shall be without prejudice to any other remedy to which COMPANY may be entitled at law, in equity, or under this Agreement.

          4.1.5. For Convenience Of Party. This Agreement and employment relationship is terminable by either party, for convenience, with or without cause, at any time upon thirty (30) days' advance written notice to the other party. If COMPANY terminates this Agreement for convenience prior to April 3, 2001, COMPANY shall pay EMPLOYEE the base compensation to which he would have been entitled if he had remained employed until April 3, 2001, less applicable withholdings.

          4.1.6. Change of Control. If employment is terminated within twelve months upon any of the following events EMPLOYEE shall be entitled to severance compensation pursuant to Section 4.2.5:

               (i) the sale, lease or other disposition of all or substantially all of Company's assets to a single purchaser or group of related purchasers;
               (ii) the sale, lease or other disposition, in one
                    transaction or a series of related
                    transactions of the majority of COMPANY's outstanding capital stock; or,
               (iii)     the merger or consolidation of COMPANY
                    into or with another corporation in which the stockholders of COMPANY shall own less than fifty (50%) percent of the voting securities of the surviving corporation (all of which events shall be referred to as a Change in Control).

     4.2  EMPLOYEE's Rights Upon Termination

          4.2.1 Death. Upon termination of this Agreement because of death of EMPLOYEE pursuant to Section
               4.1.1 above, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE's estate or designated beneficiary any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of EMPLOYEE's death.

          4.2.2     Disability.   Upon termination of this
               Agreement because of Disability of EMPLOYEE pursuant to Sections 4.1.2 above, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE's estate or designated beneficiary any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of EMPLOYEE's termination due to Disability.

          4.2.3 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of termination of this Agreement.

          4.2.4     Termination With Cause.  Upon termination of
               EMPLOYEE's employment for Cause pursuant to
               Section 4.1.4, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               i. Any compensation and reimbursable expenses owed to EMPLOYEE by COMPANY through the termination date, less applicable withholdings;
               and

               ii. Severance compensation as provided for in COMPANY's Severance Policy, if any, less applicable withholdings.

          4.2.5 Termination Without Cause. Upon termination of EMPLOYEE's employment by COMPANY without cause pursuant to Section 4.1.5, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               i. Any compensation and reimbursable expenses owed by COMPANY to EMPLOYEE through the termination date, less applicable withholdings;

               ii. A pro-rated share of the cash incentive bonus that would be due to EMPLOYEE if EMPLOYEE had remained employed with COMPANY through the last day of the fiscal year for which the cash incentive bonus is calculated, less applicable withholdings; and

               iii. Severance compensation totaling twelve (12) months base pay, plus one (1) month base pay for each full year of service, determined at EMPLOYEE's then-current rate of base pay. In consideration for this severance compensation, EMPLOYEE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which EMPLOYEE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. '' 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. '' 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. ''
                623, et seq., the Worker Adjustment and
               Retraining Notification Act, 29 U.S.C. '' 2101, et seq., and the California Fair Employment and Housing Act, Cal. Gov't Code '' 12940, et seq. EMPLOYEE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

               A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS
               WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
               TO EXIST IN HIS FAVOR AT THE TIME OF
               EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM
               MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT
               WITH THE DEBTOR.

               EMPLOYEE expressly acknowledges and agrees that he is releasing all known and unknown claims, and that he is waiving all rights he has or may have under Civil Code Section 1542 or under any other statute or common law principle of similar effect. EMPLOYEE acknowledges that the benefits he is receiving in exchange for this Release are more than the benefits to which he otherwise would have been entitled, and that such benefits constitute valid and adequate consideration for this Release. EMPLOYEE further acknowledges that he has read this Release, understands all of its terms, and has consulted with counsel of his choosing before signing this Agreement.

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

8.   ASSIGNMENT

     Neither party may assign or otherwise dispose of its rights or obligations under this Agreement without the prior written consent of the other party except as provided in this Section. COMPANY may assign and transfer this Agreement, or its interest in this Agreement, to any affiliate of COMPANY or to any entity that is a party to a merger, reorganization, or consolidation with COMPANY, or to a subsidiary of COMPANY, or to any entity that acquires substantially all of the assets of COMPANY or of any division with respect to which EMPLOYEE is providing services (providing such assignee assumes COMPANY's obligations under this Agreement). EMPLOYEE shall, if requested by COMPANY, perform EMPLOYEE's duties and Services, as specified in this Agreement, for the benefit of any subsidiary or other affiliate of COMPANY. Upon assignment, acquisition, merger, consolidation or reorganization, the term "COMPANY" as used herein shall be deemed to refer to such assignee or successor entity. EMPLOYEE shall not have the right to assign EMPLOYEE's interest in this Agreement, any rights under this Agreement, or any duties imposed under this Agreement, nor shall EMPLOYEE or his spouse, heirs, beneficiaries, executors or administrators have the right to pledge, hypothecate or otherwise encumber EMPLOYEE's right to receive compensation hereunder without the express written consent of COMPANY.

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement (including the documents expressly incorporated therein, such as the Employee Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise, including, but not limited to, the offer of employment letter dated March 3,2000.

     10.12 Assistance of Counsel. EMPLOYEE expressly acknowledges that he was represented by counsel of his own choosing in connection with the negotiation and drafting of the terms of this Agreement.


The parties execute this Agreement as of the date stated above:


ADEL MICHAEL                       MENTOR CORPORATION


/s/ADEL MICHAEL                    By/s/ANTHONY R. GETTE
                                   Anthony R. Gette
                                   President and Chief Executive
                                   Officer

NOTICE ADDRESS:                    NOTICE ADDRESS:
381 Kingswood Lane                 201 Mentor Drive
Danville, CA 94506                 Santa Barbara, CA 93111