Form 10-Q
period 2000-06-30
MENTOR CORP /MN/
filed 2000-08-11
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


             For the Quarterly Period June 30, 2000
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

                 x  Yes                 No

The number of shares outstanding for each of the Issuer's classes of common stock as of August 9, 2000 was:

          Common stock, $.10 par value 23,401,157 shares
                       Mentor Corporation


                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- June 30, 2000 and March 31, 2000

          Consolidated Statements of Income -- Three Months
               Ended June 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows --
               Three Months Ended June 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements--
               June 30, 2000

     Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk

Part II. Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

List of Exhibits

     10   Management Contract or Compensatory Plans or Arrangements

     27   Financial Data Schedule


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 2000 and March 31, 2000
                           (Unaudited)


                                            June 30,     March 31,
(dollars in thousands)                        2000         2000

ASSETS
Current assets:
  Cash and cash equivalents                 $  18,560   $  24,313
  Marketable securities                        57,982      52,563
  Accounts receivable, net                     43,374      45,310
  Inventories                                  35,424      34,441
  Deferred income taxes                         6,552       5,739
  Prepaid expenses and other                    6,747       6,096
          Total current assets                168,639     168,462

Property and equipment, net                    34,975      36,522
Intangibles, net                                3,890       4,008
Goodwill, net                                   4,543       4,394
Long-term marketable securities
  and investments                               9,566      12,848
Other assets                                    4,396       4,472
                                               57,370      62,244
Total assets                                $ 226,009   $ 230,706

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
                June 30, 2000 and March 31, 2000
                           (Unaudited)

                                        June 30,     March 31,
(dollars in thousands)                    2000         2000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $   9,078    $  10,342
  Accrued compensation                    5,005        8,972
  Income taxes payable                    4,916        3,868
  Dividends payable                         598          608
  Sales returns                           6,192        6,401
  Warranty and related reserves           7,325        6,563
  Accrued royalties                       1,498        1,600
  Other accrued liabilities               6,642        5,967
          Total current liabilities      41,254       44,321

Deferred income taxes                     2,764        2,743

Shareholders' equity:
  Common stock, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
      23,912,909 shares at
        June 30, 2000
     24,208,834 shares at
        March 31, 2000                    2,391        2,421
  Capital in excess of par value          3,126        9,876
  Foreign currency translation
    adjustments                          (3,189)      (2,694)
  Net unrealized gains on securities      2,903        5,017
  Retained earnings                     176,760      169,022
                                      $ 181,991    $ 183,642

Total liabilities and shareholders'
  Equity                              $ 226,009    $ 230,706

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
                Consolidated Statements of Income
            Three Months Ended June 30, 2000 and 1999
                           (Unaudited)


(in thousands, except per share
data)                                    2000           1999

Net sales                            $   66,785    $   60,144
Costs and expenses:
  Cost of sales                          24,951        21,520
  Selling, general and
     administrative                      26,440        24,531
  Research and development                4,272         4,126
                                         55,663        50,177
Operating income from continuing
  operations                             11,122         9,967
  Interest expense                          (65)          (19)
  Interest income                         1,129           175
  Other income, net                         176            73
Income from continuing operations
    before income taxes                  12,362        10,196
  Income taxes                            4,029         3,220
Income from continuing operations         8,333         6,976
Income from discontinued
    operations, net of taxes                 -          6,937
Net income                           $    8,333    $   13,913

Basic earnings per share:
  Continuing operations              $      .35    $      .28
  Discontinued operations                    -            .29
    Basic earnings per share         $      .35    $      .57

Diluted earnings per share:
  Continuing operations              $      .34    $      .28
  Discontinued operations                    -            .28
    Diluted earnings per share       $      .34    $      .56

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
            Three Months Ended June 30, 2000 and 1999
                           (Unaudited)


(in thousands)                            2000       1999

Net cash provided by continuing
  operating activities                 $   7,269   $  5,199
Net cash provided by discontinued
  operating activities                        -       2,318
Net cash provided by operating
  activities                               7,269      7,517

Cash from Investing Activities:
  Purchases of property, equipment,
    and intangibles                         (836)    (3,453)
  Purchases and sales of marketable
    securities, net                       (4,877)      (244)
  Other, net                                  76       (105)
Net cash used for continuing
  investing activities                    (5,637)    (3,802)
Net cash provided by discontinued
  investing activities                        -      38,377
Net cash provided by (used for)
  investing activities                    (5,637)    34,575

Cash from Financing Activities:
  Proceeds from exercise of stock
    options                                  641        994
  Dividends paid                            (605)      (613)
  Borrowings under line of credit
    agreement                              6,000         -
  Repayments under line of credit
    agreement                             (6,000)    (4,000)
  Repurchase of common stock              (7,421)    (3,488)
Net cash used for financing activities    (7,385)    (7,107)

Increase (decrease) in cash and cash
  equivalents                             (5,753)    34,985
Cash and cash equivalents at beginning
  of period                               24,313     19,533
Cash and cash equivalents at end of
  period                               $  18,560   $ 54,518

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                          June 30, 2000

Note A - Summary of Significant Accounting Policies

The   accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,
all   adjustments  (consisting  of  normal  recurring   accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended March 31, 2000.

Note B - Inventories

Inventories at June 30, 2000 and March 31, 2000 consisted of:

(in thousands)              June 30,      March 31,

Raw materials            $   6,243      $   5,880
Work in process              6,374          7,068
Finished goods              22,807         21,493
                         $  35,424      $  34,441

Note C - Long-Term Marketable Securities

The Company's long-term marketable securities and investments include the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI) and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets of discontinued operations. Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is carried at $3 million adjusted cost as quoted market prices are not available. Also included is a equity interest in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and an equity interest in Paradigm. These investments are recorded at fair market value of $6,503,000, (cost of $2,037,000) and $9,840,000 (cost of $2,122,000) based upon quoted stock market prices at June 30, 2000 and March 31, 2000, respectively. The unrealized gain of $2,903,000 and $5,017,000, net of taxes of $1,563,000 and $2,701,000, at June 30, and March 31, 2000,
respectively, is reported as a separate component of shareholders' equity. During the quarter ended June 30, 2000, the Company sold a portion of its NASI securities and realized a gain of $457,000 which was reflected in other income, net.


Note D - Comprehensive Income

The components of comprehensive income for the three months ended
June 30, 2000 and 1999 are listed below:

(in thousands)                                  2000       1999

Net income                                  $  8,333    $ 13,913
Foreign currency translation adjustment         (496)       (728)
Unrealized gains (losses) on investment       (2,114)        669
  activities
Comprehensive income                        $  5,723    $ 13,854

Note E - Business Segment Information

The Company's operations are principally managed on a functional basis and reported on a product or geographic basis. As a result there are four reportable segments: Aesthetic and General Surgery, Surgical Urology, Clinical and Consumer Healthcare products, and International.

The Aesthetic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical Urology segment includes penile implants, surgical incontinence products and brachytherapy seeds for the treatment of prostate cancer. The Clinical and Consumer Healthcare segment includes catheters and other products for the management of urinary incontinence and retention. The International segment includes the operations of the Company's wholly owned international sales offices, which cover most of the Company's implantable product lines, and a small European manufacturing and distribution facility. Segment revenues include domestic sales, sales to independent foreign distributors and sales to the Company's direct international sales offices.

Selected financial information for the Company's reportable segments for the quarter ended June 30, 2000 and 1999 follows:

                                        Three Months Ended
                                             June 30,
(in thousands)                           2000        1999
Revenues
Aesthetic and General Surgery        $  35,902    $  34,154
Surgical Urology                        13,652       10,473
Clinical and Consumer Healthcare        11,756        9,802
International                           11,431       10,849
  Total reportable segments             72,741       65,278
Elimination of inter-segment
  revenues                              (5,956)      (5,134)
  Total consolidated revenues        $  66,785    $  60,144

                                        Three Months Ended
                                             June 30,
(in thousands)                           2000        1999
Operating profit (loss) from
  continuing operations
Aesthetic and General Surgery        $   8,893    $  11,328
Surgical Urology                         1,551          599
Clinical and Consumer Healthcare         2,098        1,204
International                            2,158        1,946
  Total reportable segments             14,700       15,077
Corporate operating loss                (3,578)      (5,109)
Interest expense                           (65)         (19)
Interest income                          1,129          175
Other income                               176           72
Income from continuing operations
  before taxes                       $  12,362    $  10,196


(in thousands)                         June 30,    March 31,
                                         2000        2000
Identifiable assets
Aesthetic and General Surgery        $  55,594    $  56,583
Surgical Urology                        23,704       23,429
Clinical and Consumer Healthcare        24,233       26,714
International                           26,258       24,627
  Total reportable segments            129,789      131,353
Corporate and other                     96,220       99,353
Consolidated assets                  $ 226,009    $ 230,706

Note F - Discontinued Operations

In May 1999, the Company announced that its Board of Directors had decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. Consistent with the plan to dispose of its ophthalmic business segment, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment lines, have been classified as discontinued operations.

A   summary   of  the  results  of  operations  for  discontinued
operations for the quarter ended June 30, 1999 follows:

(in thousands)                                    1999
Revenues                                       $  9,078
Income before income taxes                          566
Income tax expense                                1,103
Net (loss) from discontinued operations            (537)
Gain from disposal, net of taxes of   $3,826      7,474
Net income from discontinued operations        $  6,937


During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. As disclosed in the Company's annual report on Form 10-K for March 31, 2000, the remaining assets related to the ophthalmic business segment were disposed of in the quarter ending December 31, 1999.

At  June  30,  2000  and  March 31, 2000,  remaining  assets  and
liabilities   related   to  discontinued  operations   were   not
significant.

Note G - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

                            Three Months Ended
                                 June 30,
                              2000      1999
Average outstanding shares:
  Basic                        23,933    24,522
Shares issuable through
  Options                         658       508
Average common shares
  Outstanding:  diluted        24,591    25,030

Shares issuable through options are determined using the treasury stock method.

Note H - Interim Reporting

The Company's three quarterly interim reporting periods are each approximately thirteen-week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates for each quarter end are shown below:

                          Fiscal 2001          Fiscal 2000

First Quarter          June 30, 2000       July 2, 1999
Second Quarter         September 29, 2000  October 1, 1999
Third Quarter          December 29, 2000   December 31, 1999

Note I - Effects of Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the potential impact, if any, that this SAB will have on its revenue recognition policies. However, based on preliminary evaluations, the Company does not believe that this SAB will result in any material change to its revenue recognition policies. SAB 101 will become effective for the fourth quarter ending March 31, 2001.

Note J - Event Subsequent to June 30, 2000

During the quarter ended June 30, the Company initiated the purchase of the rights of a limited partnership, established in 1983, for which the Company is the General Partner, according to the terms of the partnership agreement, as amended. Subsequent to June 30, the Company expects to complete the purchase in a lump sum payment of approximately $760 thousand in cash and 464 thousand restricted common shares, valued at the fair market value on the date of issuance, of approximately $9 million.


                       Mentor Corporation
       Management's Discussion and Analysis of Results of
               Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion contain certain forward-looking statements that involve risk and uncertainty. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Form 10-Q or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation", "Product Liability", and "Factors that May Effect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The Company assumes no obligation to update forward-looking statements as circumstances change.

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the quarter ended June 30, 1999. In the quarter ended December 31, 1999, the Company completed the sale of the remaining assets of the Ophthalmology business, primarily the equipment product lines. Accordingly, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles. Accordingly, results of operations of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts in this Form 10-Q have been presented to exclude operating the results of the ophthalmic business as discontinued operations.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 2000 increased 11% to $66.8 million, compared to $60.1 million for the prior year. Growth was particularly strong in sales of surgical urology products, increasing 28% compared to a year ago. The growth is attributable to increased sales of brachytherapy seeds for the treatment of prostate cancer and the Suspend r Sling for treating female urinary incontinence. Sales of penile implants increased 10% from the previous year. Sales of Aesthetics & General Surgery Products increased 5% compared to a year ago. The growth rate was less than recent quarters as strong sales in the previous quarter pushed physician inventory levels to higher than normal levels. Competitive activity also contributed to less than historical growth rates. Clinical and Consumer Healthcare product sales, primarily for the management of urinary incontinence, increased 15%. Growth in this product line is expected to be approximately the market rate of growth, or 6 to 7 percent annually. Comparative quarter to quarter fluctuations in growth rates can occur due to changes in distributor ordering patterns and items affecting the comparative quarters of the prior year, among other factors. Sales for the quarter ending September 30, 2000 are likely to be below sales of the comparative quarter in the prior year. Sales in the prior year's quarter were aided by a price increase implemented late in the quarter ended September 30, 1999. As a result of an announced price increase, sales were unusually strong due to stocking orders in advance of the increase.

                    Sales by Principal Product Line
                                          Three Months Ended June 30,
(in thousands)                                                 Percent
                                            2000      1999     Change

Aesthetic & General Surgery Products     $ 40,826   $ 38,756     5%
Surgical Urology Products                  13,955     10,925    28%
Clinical & Consumer Healthcare Products    12,004     10,463    15%
                                         $ 66,785   $ 60,144    11%

Cost of Sales

Cost of sales was 37.4% of sales for the three months ended June 30, 2000 compared to 35.8% for the same period last year. The
Company's product mix has changed somewhat in recent years. A greater percentage of total sales are represented by two products (brachytherapy seeds and the Suspendr Sling) which are distributed under alliance agreements. These products generate gross margins of approximately 50%, which is lower than the margin generated by products manufactured and distributed by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 39.6% of sales in the quarter compared to 40.8% in the previous year. The decrease reflects efficiencies of scale in the Company's selling, general and administrative spending, partially offset by increases in marketing programs and spending on the Company's direct-to-consumer advertising campaign targeting the Aesthetic surgery market.

Research and Development

Research and development expenses were 6.4% of sales for the quarter, compared to 6.9% for the prior year. The decrease is attributable to the completion of the Company's submission of its premarket approval applications ("PMAAs") for its saline breast implants and inflatable penile implants late in fiscal year 2000. In May 2000, the Company received FDA approval for saline-filled breast implants and in July received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts will shift towards new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its ultrasonic liposuction equipment, gel-filled mammary implants and other products.

The Company has an investment in Intracel Corporation, its manufacturing partner for a potential bladder cancer treatment. The Intracel agreement required the Company to pay $1 million per year for three years to defray the costs of the clinical trials for the product. That agreement has been modified to increase Mentor's commitment by $1 million. The Company has previously paid $2 million to Intracel for the clinical trials, and will pay the remaining $2 million in quarterly payments of $250 thousand beginning on July 1, 2000.

Interest and Other Income and Expense

Interest expense was $65 thousand in the quarter compared to  $19 thousand in the previous year. During the quarter the Company borrowed under its line of credit to fund its stock repurchase program. The borrowings were repaid during the quarter.

Interest income for the three months ended June 30, 2000 increased to $1.1 million from $175 thousand for the comparable period in the previous year. The increase is a result of higher cash balances from operations and $59.3 million in proceeds from the sale of the assets of the ophthalmic business reported as discontinued operations received after the first quarter in the previous year. Further, the Company increased its use of fully taxable investments, which have a higher coupon rate and also benefited from higher prevailing interest rates.

Other income and expense, primarily includes realized gains on sales of marketable securities recorded as long-term marketable securities available for sale, gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations. In the first quarter of fiscal 2001, the Company recorded a gain of $457 thousand on the sale of long-term marketable securities, which was partially offset by realized foreign currency transaction losses.

Income Taxes

The effective rate of corporate income taxes was 32.6% for the quarter, compared to 31.6% in the same period a year ago.

Discontinued Operations

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the quarter ended June 30, 1999. Accordingly, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles.

At March 31, 2000 the Company had completed its divestiture and discontinued operations, accordingly there were no significant remaining assets or liabilities related to the Ophthalmic division. For the quarter ended June 30, 1999 the Company had a loss on discontinued operations of $537 thousand, net of tax. Also, during the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax.

Income from Continuing Operations

Income from continuing operations for the first quarter of fiscal 2001 was $8.3 million, compared to $7.0 million the previous year, an increase of 19%. Diluted earnings per share from continuing operations were $0.34 for the quarter compared to $0.28 for the comparable period last year, an increase of 21%. Increased sales, lower operating expenses, and increased interest income contributed to the improvement in net income. There were no discontinued operations during the quarter. The results of discontinued operations for the quarter ended June 30, 1999 included a $0.02 per share loss for the quarter, and a gain on the sale of the intraocular lens business of $0.30 per share.

LIQUIDITY AND CAPITAL RESOURCES

At  June 30, 2000, the Company's working capital was $127 million
compared  to  $124  million at March  31,  2000.   The  Company's
working capital needs were provided from operations.

The Company generated $7.3 million of cash from continuing operations during the three months ended June 30, 2000, compared to $7.5 million the previous year.

The Company anticipates investing approximately $12 million in facilities and capital equipment in fiscal 2001. The majority of the expenditures will be for facility upgrades at the Company's facilities in The Netherlands and Texas, as well as for enhancing the Company's information technology capabilities.

The Company has a line of credit for $25 million. In order to temporarily fund stock repurchases in fiscal 2001, the Company borrowed and repaid $6 million on its line of credit during the quarter ended June 30, 2000.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares. The Company intends to continue the share repurchase program in fiscal 2001, and repurchased approximately 400 thousand shares for $7.4 million during the first quarter, and an additional 520 thousand shares for $11.1 million early in the second quarter.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately
$2.4 million.

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby they contributed money towards the development of the technology in exchange for payments based upon future sales of the products utilizing the technology. The
Company paid approximately $2 million in such payments to the partnership for last year. The Company was the general partner for this partnership. The agreement included an option to purchase the technology and thereby terminate the partnership.

The Company has exercised its option to make a lump sum payment to the Limited Partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended. The Limited Partners could elect to be paid in cash, Company's stock, or a combination. This transaction will be recorded in the second quarter ending September 30, 2000, for approximately $760 thousand in cash and 464 thousand restricted shares of the Company's stock, valued at the fair market value on the date of issuance, of approximately $9 million. The decrease in payments will be offseted by the increased amortization of the new intangible and the additional common shares outstanding, thus having a neutral effect on earnings per share.

The Company's principal source of liquidity at June 30, 2000 consisted of $76.5 million in cash and marketable securities plus $25 million available under its line of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company's exposure to market risk as reported in Item 7A in the annual report on Form
10-K for the fiscal year ended March 31, 2000.

PART II

Item 1.   Legal Proceedings

     In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 2000, there have been no material changes.

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

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Management Contract or Compensatory Plan or
               Arrangement

               10(v)     Compensation Guarantees, dated April 1,
                         1999 between Mentor Corporation and
                         Trevor M. Pritchard

               10(w)     Promissory Note Re: Bridge/Retention
                         Loan, dated April 1, 1999 between Mentor
                         Corporation and Trevor M. Pritchard

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended June 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)


DATE:     August 10, 2000               BY:  /s/ANTHONY R. GETTE
                                        Anthony R. Gette
                                        President and
                                        Chief Executive Officer


DATE:     August 10, 2000               BY:  /s/ADEL MICHAEL
                                        Adel Michael
                                        Senior Vice President
                                        Chief Financial Officer


                     COMPENSATION GUARANTEES

     This Compensation Guarantee (the "Guarantee") is made and entered into as of April 1, 1999, between MENTOR CORPORATION
("COMPANY") and TREVOR M. PRITCHARD ("EMPLOYEE").


     RECITALS

     A. COMPANY and EMPLOYEE are parties to that certain Employment Agreement, dated December 1, 1998, (the "Agreement"). All terms defined in the Agreement that are not defined in this Guarantee shall have the same meanings when used herein.

     B. The parties desire to modify the Agreement in order, inter alia, to provide for the terms of compensation and additional benefits to be provided to EMPLOYEE.


     GUARANTEE

     EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   Compensation.

     1.1 Base Compensation. As of April 1, 1999, COMPANY agrees to pay EMPLOYEE an annualized base salary of Two Hundred Sixty Thousand Dollars ($260,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly. COMPANY further agrees that, as of April 1, 2000, EMPLOYEE's annualized base salary will be increased to not less than Two Hundred Ninety Thousand Dollars ($290,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

     1.2  Cash Incentive Bonus.  For the twelve-month period ending
          March 31, 2000, EMPLOYEE's bonus will be guaranteed, subject to the limitations set forth in the Agreement, to be at least the fifty percent (50%) target set forth in the Agreement. For the fiscal year commencing April 1, 2000, EMPLOYEE will remain eligible, subject to the limitations set forth in the Agreement, for a bonus of fifty percent (50%) or more, but the bonus, if any, will not be guaranteed, but shall be provided on a discretionary basis by COMPANY in its sole discretion, and will be tied to mutually-agreed initiatives and objectives.

2. Effect Of This Guarantee. Except as expressly modified herein, all terms of the Agreement remain in full force and effect.

3. Assistance of Counsel. EMPLOYEE expressly acknowledges that he was represented by counsel of his own choosing in connection with the negotiation of the terms of this Guarantee.

The parties execute this Guarantee as of the date stated above:

TREVOR M. PRITCHARD                MENTOR CORPORATION


/s/TREVOR M. PRITCHARD             By  /s/ANTHONY R. GETTE
                                   Anthony R. Gette
                                   President and Chief Operating
                                   Officer

NOTICE ADDRESS:                    NOTICE ADDRESS:
17014 Kimwood Court                5425 Hollister Avenue
Chesterfield, Missouri 63005       Santa Barbara, California
                                                       93111


            PROMISSORY NOTE RE: BRIDGE/RETENTION LOAN


$150,000.00                                  Los Angeles,
                                             California

                                             April 1, 1999


     FOR VALUE RECEIVED, the undersigned (EMPLOYEE) agrees and promises to pay to the order of Mentor Corporation, a Delaware corporation, or its successors or assigns (the COMPANY) the principal sum of One Hundred Fifty Thousand Dollars ($150,000.00) together with interest on the unpaid principal balance according to the terms and subject to the conditions set forth in this promissory note (this Note).

     1. Term. Upon (i) the termination of EMPLOYEE's employment with COMPANY, whether voluntary or involuntary, and whether with
cause   or  without  cause;  (ii)  EMPLOYEE's  death;  or   (iii)
EMPLOYEE's Disability as that term is defined in the Employment Agreement executed concurrently herewith, the principal amount hereof then unpaid, together with all interest accrued thereon, shall be due and payable. By executing this Note, EMPLOYEE expressly agrees that COMPANY is authorized to deduct the outstanding principal and interest amounts due hereunder from any
amounts   due   and  owing  to  EMPLOYEE  (or   to   his   heirs,
beneficiaries, estate, administrator or executor) at the time of the termination of his employment or his death or Disability, as
provided   by  the  Employment  Agreement  executed  concurrently
herewith. Any additional amount of principal and interest owing hereunder shall be paid in full by EMPLOYEE or by his estate, administrator or executor within sixty (60) days after the termination of EMPLOYEE's employment or his death or Disability, or at such other time or on such other terms as may be approved by COMPANY in writing.

     2. Interest. This Note shall bear interest at the rate of four percent (4%) per annum. Interest on the principal balance of this Note from time to time outstanding will be computed on the basis of a 360-day year but shall be calculated for the actual number of days in the period for which interest is charged.

     3.   Full Forgiveness of Note.

      a. Third Anniversary. Upon the third anniversary of EMPLOYEE's employment with COMPANY, November 30, 2001, provided that EMPLOYEE still is employed with COMPANY, COMPANY shall forgive the entire original principal amount hereof, together with all interest accrued on such amount.

     b. Change in Control. Upon any of the following events: (i) the sale, lease or other disposition of all or substantially all of COMPANY's assets to a single purchaser or group of related purchasers; (ii) the sale, lease or other disposition, in one transaction or a series of related transactions of the majority of COMPANY's outstanding capital stock; or (iii) the merger or consolidation of COMPANY into or with another corporation in which the stockholders of COMPANY shall own less than 50% of the voting securities of the surviving corporation (all of which events shall be referred to as a Change in Control), provided that EMPLOYEE is employed with COMPANY as of the date of the Change in Control, COMPANY shall forgive the entire original principal amount hereof, together with all interest accrued on such amount.

     4. Form of Payment. Principal and interest shall be paid in lawful money of the United States of America at the principal office of COMPANY or at such other place as COMPANY shall have designated to EMPLOYEE in writing.

     5.   Miscellaneous.

     a. This Note shall be governed and construed as to validity and performance and shall be enforced in accordance with the laws of the State of California without regard to its conflict of law rules. The exclusive jurisdiction and venue of any legal action instituted by any party to this Note shall be Santa Barbara County, California. The prevailing party in any action to enforce the terms of this Note shall be entitled to recover their reasonable attorneys' fees and costs from the losing party.

     b. EMPLOYEE waives presentment, protest, and demand, notice of protest, notice of demand, and dishonor and notice of nonpayment of this Note. EMPLOYEE expressly agrees that this Note or any payment under this Note may be extended by COMPANY from time to time without in any way affecting the liability of EMPLOYEE hereunder.

     c. If any provision or any word, term, clause or part of any provision of this Note shall be invalid for any reason, the same shall be ineffective, but the remainder of this Note and of the provision shall not be affected and shall remain in full force and effect.

     d. Any of the terms or conditions of this Note may be waived by COMPANY, but no such waiver shall affect or impair the rights of COMPANY to require observance, performance, or satisfaction, either of that term or condition as it applies on a subsequent occasion or of any other term or condition of this Note.

/s/TREVOR M. PRICHARD
Trevor M. Pritchard
17014 Kimwood Court
Chesterfield, Missouri  63005