Form 10-Q
period 2000-09-30
MENTOR CORP /MN/
filed 2000-11-13
CIK 64892

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d)
             Of the Securities Exchange Act of 1934


           For the Quarterly Period September 30, 2000
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

                    Yes  X               No

The number of shares outstanding for each of the Issuer's classes of common stock as of November 10, 2000 was:

          Common stock, $.10 par value 23,279,806 shares
                       Mentor Corporation


                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position -- September 30, 2000 and March 31, 2000

          Consolidated Statements of Income - Three Months
               Ended September 30, 2000 and 1999

          Consolidated Statements of Income - Six Months
               Ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows --
               Six Months Ended September 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements--
               September 30, 2000

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

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

List of Exhibits

     27   Financial Data Schedule


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 2000 and March 31, 2000
                           (Unaudited)


                                            Sept 30,     March 31,
(dollars in thousands)                        2000         2000

ASSETS
Current assets:
  Cash and cash equivalents               $  16,006     $  24,313
  Marketable securities                      46,327        52,563
  Accounts receivable, net                   37,890        45,310
  Inventories                                37,383        34,441
  Deferred income taxes                       7,552         5,739
  Prepaid expenses and other                  6,975         6,096
          Total current assets              152,133       168,462

Property and equipment, net                  34,267        36,522
Intangibles, net                             13,721         4,008
Goodwill, net                                 4,597         4,394
Long-term marketable securities
  and investments                            10,216        12,848
Other assets                                  4,323         4,472
                                             67,124        62,244
Total assets                              $ 219,257     $ 230,706


See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              September 30, 2000 and March 31, 2000
                           (Unaudited)

                                        Sept 30,     March 31,
(dollars in thousands)                    2000         2000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $   6,699    $  10,342
  Accrued compensation                    6,318        8,972
  Income taxes payable                      910        3,868
  Dividends payable                         594          608
  Sales returns                           5,809        6,401
  Warranty and related reserves           8,542        6,563
  Accrued royalties                       1,055        1,600
  Other accrued liabilities               7,265        5,967
          Total current liabilities      37,192       44,321

Deferred income taxes                     3,194        2,743

Shareholders' equity:
  Common stock, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
       shares at 23,449,708
        September 30, 2000
     24,208,834 shares at
        March 31, 2000                    2,345        2,421
  Capital in excess of par value              -        9,876
  Foreign currency translation
    Adjustments                          (3,918)      (2,694)
  Net unrealized gains on securities      3,417        5,017
  Retained earnings                     177,027      169,022
                                        178,871      183,642

Total liabilities and shareholders'
  Equity                              $ 219,257    $ 230,706

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
                Consolidated Statements of Income
         Three Months Ended September 30, 2000 and 1999
                           (Unaudited)


(in thousands, except per share
data)                                    2000           1999

Net sales                            $   60,349    $   58,002
Costs and expenses:
  Cost of sales                          23,257        21,910
  Selling, general and
     administrative, exclusive of        23,886        23,894
     restructuring charge
  Research and development                4,914         3,908
  Restructuring charge                    1,050             -
                                         53,107        49,712
Operating income                          7,242         8,290
  Interest expense                          (21)          (10)
  Interest income                         1,109           807
  Other income, net                         657          (235)
Income from continuing operations
    before income taxes                   8,987         8,852
  Income taxes                            2,964         2,839
Income from continuing operations         6,023         6,013
Income from discontinued
    operations, net of income taxes           -           289
Net income                           $    6,023    $    6,302

Basic earnings per share:
  Continuing operations              $      .25    $      .25
  Discontinued operations                     -           .01
    Basic earnings per share         $      .25    $      .26

Diluted earnings per share:
  Continuing operations              $      .25    $      .24
  Discontinued operations                     -           .01
    Diluted earnings per share       $      .25    $      .25

See notes to consolidated financial statements


                       Mentor Corporation
                Consolidated Statements of Income
          Six Months Ended September 30, 2000 and 1999
                           (Unaudited)

(in thousands, except per share
data)                                    2000           1999

Net sales                            $  127,134    $   118,146
Costs and expenses:
  Cost of sales                          48,208         43,430
  Selling, general and
    administrative, exclusive of         50,326         48,425
    restructuring charge
  Research and development                9,186          8,034
  Restructuring charge                    1,050              -
                                        108,770         99,889
Operating income                         18,364         18,257
  Interest expense                          (86)           (29)
  Interest income                         2,238            982
  Other income, net                         833           (163)
Income from continuing operations
    before income taxes                  21,349         19,047
  Income taxes                            6,993          6,059
Income from continuing operations        14,356         12,988
Income from discontinued
    operations, net of income taxes           -          7,226
Net income                           $   14,356    $    20,214

Basic earnings per share:
  Continuing operations              $      .60    $       .53
  Discontinued operations                     -            .30
    Basic earnings per share         $      .60    $       .83

Diluted earnings per share:
  Continuing operations              $      .59    $       .52
  Discontinued operations                     -            .29
    Diluted earnings per share       $      .59    $       .81

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Six Months Ended September 30, 2000 and 1999
                           (Unaudited)

(in thousands)                            2000       1999

Net cash provided by continuing
  operating activities                 $  12,544   $  13,511
Net cash provided by discontinued
  operating activities                         -      (1,163)
Net cash provided by operating
  activities                              12,544      12,348

Cash from Investing Activities:
  Purchases of property, equipment,
    and intangibles                       (3,060)     (6,012)
  Purchases and sales of marketable
    securities, net                        7,500     (12,383)
  Other, net                                 149         (21)
Net cash provided by (used for)
continuing investing activities            4,589     (18,416)
Net cash provided by discontinued
  Investing activities                         -      38,377
Net cash provided by
  Investing activities                     4,589      19,961

Cash from Financing Activities:
  Proceeds from exercise of stock
    Options                                  937       3,253
  Dividends paid                          (1,203)     (1,223)
  Borrowings under line of credit
    Agreement                              6,000           -
  Repayments under line of credit
    Agreement                             (6,000)     (4,000)
  Repurchase of common stock             (25,174)     (5,686)
Net cash used for financing activities   (25,440)     (7,656)

Increase (decrease) in cash and cash
  Equivalents                             (8,307)     24,653
Cash and cash equivalents at beginning
  of period                               24,313      19,533
Cash and cash equivalents at end of
  Period                               $  16,006   $  44,186

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                       September 30, 2000

Note A - Summary of Significant Accounting Policies

The   accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,
all   adjustments  (consisting  of  normal  recurring   accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

Note B - Inventories

Inventories at September 30, 2000 and March 31, 2000 consisted of:

(in thousands)              Sept 30,      March 31,

Raw materials            $   6,169      $   5,880
Work in process              6,358          7,068
Finished goods              24,856         21,493
                         $  37,383      $  34,441

Note C - Long-Term Marketable Securities

The Company's long-term marketable securities and investments include the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI) and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets of discontinued operations. Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is carried at $3 million adjusted cost as quoted market prices are not available. Also included is a equity interest in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and an equity interest in Paradigm. These investments are recorded at fair market value of $7,216,000, (cost of $1,956,000) and $9,840,000 (cost of $2,122,000) based upon quoted stock market prices at September 30, 2000 and March 31, 2000, respectively. The unrealized gain of $3,417,000 and $5,017,000, net of taxes of $1,843,000 and $2,701,000, at September 30, and March 31, 2000,
respectively, is reported as a separate component of shareholders' equity. The Company has sold a portion of its NASI securities and realized a gain of $641,000 for the quarter ended September 30, and $1,098,000 for the six months ended September 30, 2000. The gain was reflected in other income, net.

Note D - Comprehensive Income

The components of comprehensive income are listed below:

                            Three Months Ended  Six Months Ended
                               September 30,     September 30,
(in thousands)                2000     1999      2000    1999

Net income                  $ 6,023   $  6,302  $14,356  $ 20,214
Foreign currency
  translation adjustment       (728)     (489)   (1,224)     (239)
Unrealized gains (losses)
  on investment activities      514      (135)   (1,600)      534
Comprehensive income        $ 5,809   $ 6,656   $11,532  $ 20,509

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

Selected financial information for the Company's reportable segments for the quarter ended September 30, 2000 and 1999 follows:
                          Three Months Ended     Six Months Ended
                             September 30,        September 30,
(in thousands)              2000       1999      2000       1999
Revenues
Aesthetic and General
  Surgery                $ 30,747    $ 28,663  $ 66,649   $ 62,816
Surgical Urology           13,369      12,533    27,021     23,006
Clinical and Consumer
  Healthcare               11,120      12,190    22,876     21,993
International               9,450       8,901    20,881     19,751
  Total reportable
    segments               64,686      62,287   137,427    127,566
Elimination of inter-
  segment revenues         (4,337)     (4,285)  (10,293)    (9,420)
  Total consolidated
    revenues             $ 60,349    $ 58,002  $127,134   $118,146


                          Three Months Ended     Six Months Ended
                             September 30,        September 30,
(in thousands)              2000       1999      2000       1999
Operating profit (loss)
  from continuing
  operations
Aesthetic and General
  Surgery                $  6,553    $  6,145  $ 15,446   $ 17,473
Surgical Urology            1,941       1,964     3,492      2,563
Clinical and Consumer
  Healthcare                1,672       2,623     3,770      3,827
International               1,094       1,502     3,252      3,449
  Total reportable
    segments               11,260      12,234    25,960     27,312
Corporate operating loss   (4,018)     (3,944)   (7,596)    (9,055)
Interest expense              (21)        (10)      (86)       (29)
Interest income             1,109         807     2,238        982
Other income                  657        (235)      833       (163)
Income from continuing
  operations before
  taxes                  $  8,987    $  8,852  $ 21,349   $ 19,047


                                     September 30,   March 31,
(in thousands)                            2000          2000
Identifiable assets
Aesthetic and General Surgery        $   61,060     $  56,583
Surgical Urology                         24,442        23,429
Clinical and Consumer Healthcare         22,760        26,714
International                            25,094        24,627
  Total reportable segments             133,356       131,353
Corporate and other                      85,901        99,353
Consolidated assets                  $  219,257     $ 230,706
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

A   summary   of  the  results  of  operations  for  discontinued
operations  for  the  three-month  and  six-month  periods  ended
September 30, 1999 follows:

                                  Three Months     Six Months
                                     Ended           Ended
                                 September 30,   September 30,
(in thousands)                        1999            1999
Revenues                         $    4,883     $    13,962
Income before income taxes              536           1,102
Income tax expense                      247           1,350
Net (loss) from discontinued
  operations                            289            (248)
Gain from disposal, net
  of taxes of $3,826                      -           7,474
Net income from discontinued
  operations                     $      289     $     7,226

During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million. As disclosed in the Company's annual report on Form 10-K for March 31, 2000, the remaining assets related to the ophthalmic business segment were disposed of in the quarter ending December 31, 1999.

At  September 30, 2000 and March 31, 2000, remaining  assets  and
liabilities   related   to  discontinued  operations   were   not
significant.

Note G - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

                            Three Months Ended   Six Months Ended
                               September 30,       September 30,
                              2000      1999      2000      1999
Average outstanding shares:
  Basic                      23,646    24,414    23,790   24,468
Shares issuable through
  options                       576       753       618      639
Average common shares
  outstanding:  Diluted      24,222    25,167    24,408   25,107

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

Note J - Acquisition of Intangible assets

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed money towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology.

During the first quarter ended June 30, 2000 the Company exercised its option under the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended, to make a lump sum payment to the Limited Partners in lieu of all future payments and rights. The Limited Partners could elect to be paid in cash, Company's common stock, or a combination. This transaction was completed in the second quarter ended September 30, 2000. The limited partners elected to be paid $1.0 million in cash and 434 thousand shares of the Company's common stock which were issued under rule 144 and transfer is restricted. The shares were valued at the fair market value on the date of issuance, of approximately $9 million. Accordingly the purchased partnership rights were recorded as $10.1 million, cost, as an intangible asset and will be amortized over their estimated economic life.

Note K -Restructuring charge

In September 2000, Mentor initiated a restructuring plan as part of a strategic initiative to streamline operations and improve the efficiency of the Company. Early in October, staff reductions at the Corporate headquarters were announced and costs were estimated to total $1.8 million. The plan was later expanded to include employee reductions at the two manufacturing plants. The total plan includes a reduction in workforce of approximately 70 employees and changes in internal organization structure. Employees effected by the restructuring will be provided with a severance package, outplacement counseling and extended benefits totaling approximately $2.4 million. The Company recorded $1.050 million of the restructuring charge in the quarter ended September 30, 2000 and expects to record the remainder in the quarter ending December 31, 2000. Approximately $1.9 million of the total amount was paid early in the third quarter.


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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2000 increased 4% to $60 million, compared to $58 million for the prior year. Strong sales in key growth products were offset by weaknesses in other product lines. World-wide, our breast implant sales increased by 11% over the same quarter last year. At the same time, sales of body contouring (liposuction) products declined by 13% for the quarter, resulting in overall sales of $35.4 million for aesthetic and general surgery products, an increase of 9% over second quarter last year.

Sales of surgical urology products totaled $13.6 million for the quarter, up 6% over last year. Sales of our Suspend sling implant for incontinence increased by over 40%, brachytherapy product sales grew by 6%, and penile implant sales were unchanged from a year ago.

The clinical and consumer healthcare product line, consisting of urological catheters and other disposables, sales totaled $11.3 million, a decline of 11% compared to second quarter last year. The decline in sales from prior year levels was anticipated as prior year sales were unusually high due to stocking orders in advance of an announced price increase. Healthcare sales for the six-month year-to-date are about even with last year, and sales for the fiscal year are expected to show a slight gain.

For the Six months ended September 30, 2000 sales increased 8% from $118 million to $127 million. Surgical Urology product revenue increased 16% primarily due to strong growth in brachytherapy seeds and Suspend Sling. Aesthetic and General surgery products increased 7% reflecting 8% growth in mammary implant revenues and a 10% decrease in body contouring revenues. Clinical and Consumer Healthcare sales were flat with the previous year.

                             Sales by Principal Product Line
                 For the Three Months Ended   For the Six Months Ended
                       September 30,                September 30,
                                    Percent                      Percent
                  2000      1999    Change     2000      1999    Change
Aesthetic &
 General Surgery
 Products        $35,402  $ 32,421    9%      $76,228   $71,177    7%
Surgical Urology
 Products         13,600    12,810    6%       27,555    23,735    16%
Clinical &
 Consumer
 Healthcare
 Products         11,347    12,771   (11)%     23,351    23,234    1%
                 $60,349  $ 58,002    4%     $127,134  $118,146    8%


Cost of Sales

Cost of sales as a percent of net sales for the quarter and six-month period ended September 30, 2000 were 38.5% and 37.9%, respectively compared to 37.8% and 36.8% for the same periods a year ago. The Company's product mix has changed somewhat in recent years. A greater percentage of total sales are represented by two products (brachytherapy seeds and the Suspendr Sling) which are distributed under alliance agreements. These products generate gross margins of approximately 50%, which is lower than the margin generated by products manufactured and distributed by the Company. In addition, gross margins have been negatively impacted by the strength of the dollar in our European markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses exclusive of a second quarter restructuring charge were 39.6% of sales in the quarter compared to 41.2% in the previous year. For the six months ended September 30, 2000 selling, general and administrative expenses decreased from 41% of sales to 39.6%. The decrease reflects lower spending on the Company's direct-to-consumer advertising campaign partially offset by increases in general and administrative expenses, primarily related to an increase in product liability reserves and information technology costs.

The Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. Employees affected by the restructuring were provided with a severance package, outplacement counseling and extended benefits to help with the transition. This program will result in a restructuring charge of approximately $2.4 million of which $1 million was recorded in the second quarter and $1.4 million will be recorded in the third quarter.

Research and Development

Research and development expenses as a percent of net sales for the quarter and six-month period ended September 30, 2000 were 8.1% and 7.2%, respectively compared to 6.7% and 6.8% for the same periods a year ago. The increase is attributable to the spending on the Company's clinical studies related to silicon gel mammary implants. In May 2000, the Company received FDA approval for saline-filled breast implants and in July received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts will shift towards new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its ultrasonic liposuction equipment, gel-filled mammary implants and other products.

The Company has an investment in Intracel Corporation, its manufacturing partner for a potential bladder cancer treatment. The Intracel agreement required the Company to pay $1 million per year for three years to defray the costs of the clinical trials for the product. That agreement has been modified to increase Mentor's commitment by $1 million. The Company has previously paid $2 million to Intracel for the clinical trials, and will pay the remaining $2 million in quarterly payments of $250 thousand which began on July 1, 2000.

Interest and Other Income and Expense

Interest expense was $21 thousand in the quarter compared to $10 thousand in the same quarter of the previous year. During the quarter ended June 30, the Company borrowed under its line of credit to fund its stock repurchase program. The borrowings were repaid during the same quarter.

Interest income for the three months ended September 30, 2000 increased to $1.1 million from $807 thousand for the comparable period in the previous year. The increase is a result of higher cash balances from operations and $21 million in proceeds from the sale of the remaining assets of the ophthalmic business, reported as discontinued operations, received after the second quarter in the previous year. Further, the Company increased its use of fully taxable investments, which have a higher coupon rate and has also benefited from higher prevailing interest rates.

Other income and expense, primarily includes realized gains on sales of marketable securities recorded as long-term marketable securities available for sale, gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations. The Company recorded a gain on the sale of long-term marketable securities of $641,000 thousand for the three months ended September 30 and $1,098,000 for six months ended September 30, 2000. Foreign currency translation and transaction losses in the quarter were offset by gains of the disposal of assets.

Income Taxes

The effective rate of corporate income taxes for the year is approximately 32.8%, as compared to 31.8% in the same period a year ago. The increase in the effective rate is primarily related to utilization of research and development credits.

Income from Continuing Operations

Income  from  continuing operations for  the  second  quarter  of fiscal 2001 was unchanged from the prior year at $6.0 million. Income from continuing operations for the six-month period ended September 30, 2000 was $14.4 million compared to $13.0 million for the comparable period the prior year. The operating income of fiscal 2001 is net of the restructuring charge of $1,050,000 described above. Diluted earnings per share from continuing operations were $0.25 for the quarter compared to $0.24 for the comparable period last year, an increase of 4%. Although the increase in diluted earnings per share from continuing operations is consistent with the increase in sales, the restructuring charge offset improvements in operating trends and other efficiencies as well as the effect of fewer shares outstanding as a result of the share buyback program.

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

At March 31, 2000 the Company had completed its divestiture and discontinued operations, accordingly there were no significant remaining assets or liabilities related to the Ophthalmic division. For the quarter ended September 30, 1999 the Company had a loss on discontinued operations of $289 thousand, net of tax. Also, during the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax. The results of discontinued operations for the quarter ended September 30, 1999 included a $0.01 per share income for the quarter. There were no discontinued operations during the quarter ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

At  September  30, 2000, the Company's working capital  was  $115
million  compared  to  $124  million  at  March  31,  2000.   The
Company's working capital needs were provided from operations.

The Company generated $12.5 million of cash from continuing operations during the six months ended September 30, 2000, compared to $12.4 million the previous year.

The Company anticipates investing approximately $6 million in facilities and capital equipment in fiscal 2001. The majority of the expenditures will be for facility upgrades at the Company's facilities in The Netherlands and Texas, as well as for enhancing the Company's information technology capabilities.

The Company has a line of credit for $25 million. In order to temporarily fund stock repurchases in fiscal 2001, the Company borrowed and repaid $6 million on its line of credit during the quarter ended June 30, 2000.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares to 4.6 million shares. The Company intends to continue the share repurchase program in fiscal 2001, and repurchased 1,320 thousand shares for $25.2 million during the first two quarters, and an additional 173 thousand shares for $2.9 million early in the third quarter. As of September 30, 2000 authorization to repurchase 2.5 million shares was remaining.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. At the indicated rate of $.10 per year, the aggregate annual dividend would equal approximately
$2.4 million.

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed money towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology. The Company paid approximately $2 million in such payments to the partnership for last year. The
Company was the general partner for this partnership. The agreement included an option to purchase the technology and thereby terminate the partnership.

The  Company exercised its option to make a lump sum  payment  to the Limited Partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended. The Limited Partners could elect to be paid in cash, Company's stock, or a combination. This transaction was completed in the second quarter ended September 30, 2000. The limited partners elected to be paid $1.0 million in cash and 434 thousand shares of the Company's common stock. The stock transfer of which is restricted by rule 144, valued at the fair market value on the date of issuance, of approximately $9 million. The decrease in payments to the partners will be offset by the increased amortization of the new intangible asset and the additional common shares outstanding, thus having a neutral effect on earnings per share.

The Company's principal source of liquidity at September 30, 2000 consisted of $62 million in cash and marketable securities plus $25 million available under its line of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2001.

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

Item 2.   Changes in Securities

          During the quarter the Company issued 434,424 shares of restricted common stock, $.10 par value under rule 144. The shares were valued at fair market value on the date of issuance, August 15, 2000, at $21 per share for a total of $9,123,000. The shares were issued, along with $1 million in cash, in exchange for all rights and in lieu of all future payments due to a limited partnership established in 1983 that contributed money towards the development of certain mammary prosthesis technology.

Item 3.   Defaults Upon Senior Securities

          No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 2000 Annual Meeting of Shareholders held on September 19, 2000, the following proposals were presented:

          (1) A proposal to elect a Board of Directors of the Company to serve until the next annual meeting, or until their successors are elected, as follows:

Name of Director          Votes For   Votes Withheld
Christopher J. Conway    20,581,770       953,138
Anthony R. Gette         20,863,470       671,438
Eugene G. Glover         20,863,190       671,718
Walter W. Faster         20,863,570       671,338
Michael Nakonechny       20,583,670       951,238
Dr. Richard W. Young     20,863,590       671,318
Ronald J. Rossi          20,863,670       671,238

          (2)  A proposal to approve the Company's 2000 Long-Term Incentive
Plan.

          The vote on proposal number 2 to approve the Company's Long-term Incentive plan was discussed and the meeting was then adjourned to be reconvened on October 19 at 10:00 a.m. in Santa Barbara, California to allow the board to collect and consider input from shareholders concerning the proposed Long-term Incentive Plan. At the reconvened meeting there were 13,153,458 (including 2,161,942 proxies given to management) votes for the proposal and 8,315,840 against. Prior to the reconvened meeting, the Company determined after considering input from the shareholders, that the number of shares authorized under the plan would be reduced from 7,500,000 to 3,000,000 shares and that the plan terms would not allow option repricing. In light of the changes made to the plan, the Board intends to submit the amended plan for shareholder vote at the next Annual shareholder's meeting.

          (3) A proposal to ratify the appointment of Ernst & Young LLP to act as independent auditors of the Company for the fiscal year ending March 31, 2001. The proposal received 21,460,573 votes for, and 39,481 against ratification. There were 33,854 abstentions and no broker non-votes.

Item 5.   Other Information

          The Securities and Exchange Commission informed the Company that it is investigating, under a formal order of investigation, the events relating to the March 23, 2000 USA Today article entitled "Breast Implant manufacturer under investigation by the FDA," which was authored by Rita Rubin, and the March 23, 2000 press release issued by Mentor responding to that article, and possibly other matters. The Company is cooperating fully with the SEC's investigation. An investigation does not indicate that the SEC or its staff has concluded that violations of law have occurred.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended September 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)


DATE:     November 10, 2000        BY:  /s/CHRISTOPHER CONWAY
                                        Christopher J. Conway
                                        President and
                                        Chief Executive Officer


DATE:     November 10, 2000        BY:  /s/ADEL MICHAEL
                                        Adel Michael
                                        Senior Vice President
                                        Chief Financial Officer