Form 10-Q
period 2000-12-31
MENTOR CORP /MN/
filed 2001-02-13
CIK 64892

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

      {x} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      {} Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the Quarterly Period December 31, 2000
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X               No

The number of shares outstanding for each of the Issuer's classes of common stock as of February 12, 2001 was:

         Common stock, $.10 par value 23,675,768 shares


                       Mentor Corporation
                              INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (unaudited)

          Condensed Consolidated Statements of Financial
               Position - December 31, 2000 and March 31, 2000

          Consolidated Statements of Income - Three Months
               Ended December 31, 2000 and 1999

          Consolidated Statements of Income - Nine Months
               Ended December 31, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended December 31, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements-
               December 31, 2000

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

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

List of Exhibits

     10   Employment agreements

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 2000 and March 31, 2000
                           (Unaudited)


                                          December 31,   March 31,
(dollars in thousands)                        2000         2000

ASSETS
Current assets:
  Cash and cash equivalents               $  51,526     $  24,313
  Marketable securities                      20,607        52,563
  Accounts receivable, net                   38,079        45,310
  Inventories                                37,257        34,441
  Deferred income taxes                       7,552         5,739
  Prepaid expenses and other                  4,459         6,096
          Total current assets              159,480       168,462

Property and equipment, net                  35,421        36,522
Intangibles, net                             13,588         4,008
Goodwill, net                                 4,537         4,394
Long-term marketable securities
  and investments                             6,379        12,848
Other assets                                  4,299         4,472
                                             64,224        62,244
Total assets                              $ 223,704     $ 230,706

See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
     Condensed Consolidated Statements of Financial Position
              December 31, 2000 and March 31, 2000
                           (Unaudited)


                                      December 31,   March 31,
(dollars in thousands)                    2000         2000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $   7,386    $  10,342
  Accrued compensation                    6,380        8,972
  Income taxes payable                    1,574        3,868
  Dividends payable                         583          608
  Sales returns                           5,661        6,401
  Warranty and related reserves          10,587        6,563
  Accrued royalties                       1,116        1,600
  Other accrued liabilities               6,324        5,967
          Total current liabilities      39,611       44,321

Deferred income taxes                     1,831        2,743

Shareholders' equity:
  Common stock, $.10 par value:
    Authorized 50,000,000 shares
    Issued and outstanding:
       23,317,915 shares at
        December 31, 2000
     24,208,834 shares at
        March 31, 2000                    2,332        2,421
  Capital in excess of par value          2,174        9,876
  Foreign currency translation
    adjustments                          (3,930)      (2,694)
  Net unrealized gains on securities        924        5,017
  Retained earnings                     180,762      169,022
                                        182,262      183,642

Total liabilities and shareholders'
  Equity                              $ 223,704    $ 230,706


See Notes to Condensed Consolidated Financial Statements


                       Mentor Corporation
                Consolidated Statements of Income
          Three Months Ended December 31, 2000 and 1999
                           (Unaudited)


(in thousands, except per share
data)                                    2000           1999

Net sales                            $   60,978    $   60,587
Costs and expenses:
  Cost of sales                          22,530        23,143
  Selling, general and
     administrative, exclusive of
     restructuring charge                22,760        23,946
  Research and development                4,609         3,902
  Restructuring charge                    1,350             -
                                         51,249        50,991
Operating income                          9,729         9,596
  Interest expense                          (10)           (3)
  Interest income                         1,044         1,017
  Other income, net                        (213)          131
Income from continuing operations
    before income taxes                  10,550        10,741
  Income taxes                            3,372         3,468
Income from continuing operations         7,178         7,273
Income from discontinued
    operations, net of taxes                  -           571
Net income                           $    7,178    $    7,844

Basic earnings per share:
  Continuing operations              $      .31    $      .30
  Discontinued operations                     -           .02
    Basic earnings per share         $      .31    $      .32

Diluted earnings per share:
  Continuing operations              $      .30    $      .29
  Discontinued operations                     -           .02
    Diluted earnings per share       $      .30    $      .31

See notes to consolidated financial statements



                       Mentor Corporation
                Consolidated Statements of Income
          Nine Months Ended December 31, 2000 and 1999
                           (Unaudited)


(in thousands, except per share
data)                                    2000           1999

Net sales                            $   188,112   $   178,733
Costs and expenses:
  Cost of sales                           70,738        66,574
  Selling, general and
    administrative, exclusive of
    restructuring charge                  73,086        72,371
  Research and development                13,795        11,936
  Restructuring charge                     2,400             -
                                         160,019       150,881
Operating income                          28,093        27,852
  Interest expense                           (96)          (32)
  Interest income                          3,282         1,999
  Other income, net                          620           (31)
Income from continuing operations
    before income taxes                   31,899        29,788
  Income taxes                            10,365         9,527
Income from continuing operations         21,534        20,261
Income from discontinued
    operations, net of taxes                   -         7,797
Net income                           $    21,534   $    28,058

Basic earnings per share:
  Continuing operations              $       .91   $       .83
  Discontinued operations                      -           .32
    Basic earnings per share         $       .91   $      1.15

Diluted earnings per share:
  Continuing operations              $       .89   $       .81
  Discontinued operations                      -           .31
    Diluted earnings per share       $       .89   $      1.12

See notes to consolidated financial statements


                       Mentor Corporation
         Condensed Consolidated Statements of Cash Flows
          Nine Months Ended December 31, 2000 and 1999
                           (Unaudited)

(in thousands)                            2000       1999

Net cash provided by continuing
  operating activities                 $  29,150   $  24,714
Net cash used in discontinued
  operating activities                         -      (6,925)
Net cash provided by operating
  activities                              29,150      17,789

Cash from Investing Activities:
  Purchases of property, equipment,
    and intangibles                       (6,634)     (7,807)
  Purchases and sales of marketable
    securities, net                       33,225     (50,738)
  Other, net                                 172         (21)
Net cash provided by (used for)
  continuing investing activities         26,763     (58,566)
Net cash provided by discontinued
  investing activities                         -      59,392
Net cash provided by
  investing activities                    26,763         826

Cash from Financing Activities:
  Proceeds from exercise of stock
    Options                                1,166       3,501
  Dividends paid                          (1,797)     (1,833)
  Borrowings under line of credit
    agreement                              6,000           -
  Repayments under line of credit
    agreement                             (6,000)     (4,000)
  Repurchase of common stock             (28,069)    (10,227)
Net cash used for financing activities   (28,700)    (12,559)

Increase in cash and cash equivalents     27,213       6,056
Cash and cash equivalents at beginning
  of period                               24,313      19,533
Cash and cash equivalents at end of
  period                               $  51,526   $  25,589

See notes to consolidated financial statements


                       Mentor Corporation
      Notes to Condensed Consolidated Financial Statements
                        December 31, 2000


Note A - Summary of Significant Accounting Policies

The   accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management,
all   adjustments  (consisting  of  normal  recurring   accruals)
considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001.

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

Note B - Inventories

Inventories at December 31, 2000 and March 31, 2000 consisted of:

(in thousands)              Dec 31,       March 31,

Raw materials            $   6,053      $   5,880
Work in process              7,040          7,068
Finished goods              24,164         21,493
                         $  37,257      $  34,441

Note C - Long-Term Marketable Securities

The Company's long-term marketable securities and investments include the Company's equity investments in its partners, Intracel Corporation and North American Scientific, Inc. (NASI) and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets of discontinued operations. Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is carried at $3 million adjusted cost as quoted market prices are not available. Also included is a equity interest in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and an equity interest in Paradigm. These investments are recorded at fair market value of $3,378,000, (cost of $1,956,000) and $9,840,000 (cost of $2,122,000) based upon quoted stock market prices at December 31, 2000 and March 31, 2000, respectively. The unrealized gain of $924,000 and $5,017,000, net of taxes of $498,000 and $2,701,000, at December
31, and March 31, 2000, respectively, is reported as a separate component of shareholders' equity. The Company sold a portion of its NASI securities and realized a gain of $1,098,000 during the first six months of fiscal 2001. The gain was reflected in other income, net.

Note D - Comprehensive Income

The components of comprehensive income are listed below:

                            Three Months Ended Nine Months Ended
                               December 31,       December 31,
(in thousands)                2000     1999      2000    1999

Net income                  $ 7,178   $ 7,844   $21,534  $28,058
Foreign currency
  translation adjustment        (12)     (738)   (1,236)    (977)
Unrealized gains (losses)
  on investment activities   (2,493)    1,538    (4,093)   2,072
Comprehensive income        $ 4,673   $ 8,644   $16,205  $29,153

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

Selected financial information for the Company's reportable segments for the quarter ended December 31, 2000 and 1999 follows:
                          Three Months Ended    Nine Months Ended
                             December 31,          December 31,
(in thousands)              2000       1999      2000       1999
Revenues
Aesthetic and General
  Surgery                $ 32,568    $ 31,056  $ 99,217   $ 93,872
Surgical Urology           12,772      13,216    39,793     36,222
Clinical and Consumer
  Healthcare               11,174      11,173    34,050     33,166
International               9,375       9,335    30,256     29,086
  Total reportable
    Segments               65,889      64,780   203,316    192,346
Elimination of inter-
  Segment revenues         (4,911)     (4,193)  (15,204)   (13,613)
  Total consolidated
    Revenues             $ 60,978    $ 60,587  $188,112   $178,733


                          Three Months Ended    Nine Months Ended
                             December 31,          December 31,
(in thousands)              2000       1999      2000       1999
Operating profit (loss)
  From continuing
  Operations
Aesthetic and General
  Surgery                $  8,883    $  7,264  $ 24,329   $ 24,737
Surgical Urology            1,377       2,427     4,869      4,990
Clinical and Consumer
  Healthcare                1,884       2,215     5,654      6,042
International               1,064       1,420     4,316      4,868
  Total reportable
  Segments                 13,208      13,326    39,168     40,637
Corporate operating        (3,478)     (3,730)  (11,074)   (12,785)
  expenses
Interest expense              (11)         (3)      (97)       (32)
Interest income             1,044       1,017     3,282      1,999
Other income (loss)          (213)        131       620        (31)
Income from continuing
  operations before
  taxes                  $ 10,550    $ 10,741  $ 31,899   $ 29,788


                                      December 31,   March 31,
(in thousands)                            2000          2000
Identifiable assets
Aesthetic and General Surgery        $  62,382      $  56,583
Surgical Urology                        23,284         23,429
Clinical and Consumer Healthcare        21,857         26,714
International                           25,753         24,627
  Total reportable segments            133,276        131,353
Corporate and other                     90,427         99,353
Consolidated assets                  $ 223,703      $ 230,706
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

A   summary   of  the  results  of  operations  for  discontinued
operations  for  the  three-month and  nine-month  periods  ended
December 31, 1999 follows:

                                  Three Months    Nine Months
                                     Ended           Ended
                                  December 31,    December 31,
(in thousands)                        1999            1999
Revenues                         $     152      $     14,114

Income (loss) before income      $    (735)     $        367
taxes
Income tax (benefit) expense          (235)            1,115
Net (loss) from discontinued
  Operations                          (500)             (748)
Gain from disposal, net of
  taxes of $5,107 and $8,933         1,071             8,545
Income from discontinued
  Operations, net of taxes       $     571      $      7,797

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

At  December  31, 2000 and March 31, 2000, remaining  assets  and
liabilities   related   to  discontinued  operations   were   not
significant.

Note G - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

                            Three Months Ended   Nine Months Ended
                               December 31,        December 31,
                              2000      1999      2000      1999
Average outstanding shares:
  Basic                       23,319    24,357    23,632   24,419
Shares issuable through
  Options                        404       740       547      677
Average common shares
  Outstanding:  Diluted       23,723    25,097    24,179   25,096

Certain Employee stock option s have been excluded from the computation of diluted earnings per share because their effective would be anti-dilutive.

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

                          Fiscal 2001          Fiscal 2000

First Quarter          June 30, 2000       July 2, 1999
Second Quarter         September 29, 2000  October 1, 1999
Third Quarter          December 29, 2000   December 31, 1999

Note I - Effects of Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Financial Accounting Standards Board, (FASB) Emerging Issue Task Force, (EITF) issued EITF 00-10: "Accounting for Shipping and Handling Fees and Costs." The Company has evaluated the combined effect that these pronouncements will have on its revenue recognition policies. Net income will not be effected; however, both Revenue and Cost of goods sold will be increased by equal amounts. The changes will amount to less than 1% of revenue in any period presented. The Company will adopt the provisions of these two pronouncements in the fourth quarter ending March 31, 2001.

Note J - Acquisition of Intangible assets

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed money towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology.

During the first quarter ended June 30, 2000 the Company exercised its option under the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended, to make a lump sum payment to the Limited Partners in lieu of all future payments and rights. The Limited Partners could elect to be paid in cash, the Company's common stock, or a combination of cash and common stock. This transaction was completed in the second quarter ended September 30, 2000. The limited partners elected to be paid $1.0 million in cash and 434 thousand shares of the Company's common stock, the transfer of which is restricted under rule 144. The shares were valued at the fair market value on the date of issuance, of approximately $9 million. Accordingly, the purchased partnership rights were recorded as $10.1 million, cost, as an intangible asset and will be amortized over their estimated economic life.

Note K - Restructuring charge

In September 2000, Mentor initiated a restructuring plan as part of a strategic initiative to streamline operations and improve the efficiency of the Company. Early in October, staff reductions at the Corporate headquarters were announced and costs were estimated to total $1.8 million. The plan was later expanded to include employee reductions at the two manufacturing plants. The total plan includes a reduction in workforce of approximately 70 employees and changes in internal organization structure. Employees effected by the restructuring were provided with a severance package, outplacement counseling and extended benefits totaling approximately $2.4 million. The Company recorded $1.05 million of the restructuring charge in the quarter ended September 30, 2000 and the remaining $1.35 million in the quarter ending December 31, 2000. Approximately $2.2 million of the total amount of $2.4 million was paid in the third quarter.


Note L - Events Subsequent to December 31, 2000

On January 22, 2001, the Company announced the acquisition of South Bay Medical, a privately held Minneapolis based medical device company. South Bay developed a computer workstation and automated cartridge-based needle loading system used in brachytherapy procedures for the treatment of prostate cancer. The Company paid $2 million in cash and $4 million in restricted common stock at closing. Additional cash and restricted common stock will be paid based upon achievement of milestones and other performance factors. The acquisition will be recorded as a purchase in the fourth quarter ending March 31, 2001.

On February 9, 2001, the Company announced the acquisition of Porges S.A., a subsidiary of Sanofi-Synthelabo. Porges is a manufacturer of urological products with headquarters in Paris, dedicated manufacturing facilities in Sarlat, France and eight wholly owned sales subsidiaries covering most European markets and Japan. Porges had sales last year of approximately $42 million. The acquisition was financed from the Company's existing cash and by a $14-million draw down on the Company's line of credit. The acquisition will be recorded as a purchase in the fourth quarter.


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

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the intraocular lens portion of the ophthalmology business in the quarter ended June 30, 1999. In the quarter ended December 31, 1999, the Company completed the sale of the remaining assets of the Ophthalmology business, primarily the equipment product lines. Accordingly, the Company accounts for the ophthalmic business as a "Discontinued Operations" in accordance with Generally Accepted Accounting Principles. Accordingly, results of operations of the ophthalmic business are reported, on a net basis, as a single line on the financials. All prior period amounts in this Form 10-Q have been presented to exclude the operating results of the ophthalmic business as discontinued operations.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2000 were $61 million compared to $60.6 million for the same quarter of the prior year. Sales were negatively effected by the continued strength of the U.S. dollar versus other currencies and the general slowdown in the economy. Sales growth in key product lines was offset by weaknesses in other product lines.

Aesthetic surgery sales in the U.S. domestic market grew by 7% over the prior year, but international sales declined by 4%. In the domestic breast implant market, the strongest segment was reconstruction, with sales growth of 9% over last year. The cosmetic augmentation market grew by 2% and sales of body contouring (liposuction) products declined by 3% for the quarter resulting in overall sales of $36.6 million for aesthetic and general surgery products, an increase of 5% over third quarter last year.

Sales of surgical urology products totaled $12.8 million for the quarter a decrease of 6% from the same quarter in the prior year. Sales of our Suspend sling implant for incontinence decreased 12% compared to a particularly strong quarter in the previous year, and had sequential quarter growth of 9%. Brachytherapy product sales decreased by 3%, and penile implant sales decreased by 4% from a year ago.

The clinical and consumer healthcare product line, consisting of urological catheters and other disposables, sales totaled $11.5 million, a decline of 3% compared to third quarter last year. Domestic sales increased 4% over the prior year but were offset by a sharp decline in international sales.

For the nine months ended December 31, 2000 sales increased 5% from $179 million to $188 million. Surgical Urology product
revenue   increased  8%  primarily  due  to  strong   growth   in
brachytherapy seeds and Suspend Sling. Aesthetic and General surgery products increased 6% reflecting 7% growth in mammary implant revenues and a 8% decrease in body contouring revenues. Clinical and Consumer Healthcare sales for the nine-month year-to-date period are consistent with last year, and sales for the fiscal year are expected to show a slight gain.

Sales growth in the quarter ending March 31, 2000 was particularly strong primarily due to the Company's direct-to-consumer campaign in the Aesthetic segment. Sales growth for the comparable quarter ending March 31, 2001 is expected to be consistent with the growth reported in the third quarter.

                             Sales by Principal Product Line
                 For the Three Months Ended   For the Nine Months Ended
                        December 31,                December 31,
                                    Percent                      Percent
                  2000      1999    Change     2000      1999    Change
Aesthetic &
 General Surgery
 Products        $36,617  $34,955     4.8%   $112,845  $106,183    6.3%
Surgical Urology
 Products         12,844   13,733    (6.5%)    40,399    37,481    7.8%
Clinical &
 Consumer
 Healthcare
 Products         11,517   11,899    (3.2%)    34,868    35,069   (0.6%)
                 $60,978  $60,587     0.6%   $188,112  $178,733    5.2%

Cost of Sales

Cost of sales as a percent of net sales for the quarter and nine-month period ended December 31, 2000 were 36.9% and 37.6%, respectively compared to 38.2% and 37.2% for the same periods a year ago. The change was primarily attributable to manufacturing efficiencies, and a shift in the Company's product mix towards higher margin Aesthetic Products combined with a decrease in lower margin international sales during the quarter. This reverses a recent trend towards lower margins attributable the increased percentage of total sales represented by two products (brachytherapy seeds and the Suspendr Sling) which are distributed by the Company under alliance agreements. These alliance products generate gross margins of approximately 50%, which is lower than the margin generated by products that are both manufactured and distributed by the Company. In addition, gross margins were negatively impacted by the strength of the dollar in our European markets during the recent quarter.

The Company's anticipates that future sales of these alliance products will grow more rapidly than the higher margin products manufactured by Mentor. Consequently, despite improved manufacturing efficiencies, gross margins are not expected to continue their recent trend of improvements due to the change in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, exclusive of the restructuring charge, were 37.3% of sales in the quarter compared to 39.5% in the comparable period in the previous year. For the nine months ended December 31, 2000 selling, general and administrative expenses decreased to 38.9% of sales from 40.5%. The decrease reflects lower spending on the Company's direct-to-consumer advertising campaign partially offset by increases in product liability reserves and information technology costs. In addition, cost savings from the Company's recent restructuring contributed to the improvement in the third quarter and the nine months ended December 31, 2000.

The Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. Employees affected by the restructuring were provided with a severance package, outplacement counseling and extended benefits to help with the transition. This program resulted in a restructuring charge of approximately $2.4 million of which $1.05 million was recorded in the second quarter and $1.35 million in the third quarter.

Research and Development

Research and development expenses as a percent of net sales for the quarter and nine-month period ended December 31, 2000 were 7.6% and 7.3%, respectively compared to 6.4% and 6.7% for the same periods a year ago. The increases are attributable to spending on the Company's ongoing clinical studies related to silicon gel mammary implants. In May 2000, the Company received FDA approval for saline-filled breast implants and in July received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts will shift towards new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its ultrasonic liposuction equipment, gel-filled mammary implants and other products.

The Company has an investment in Intracel Corporation, its partner for a potential bladder cancer treatment. The Intracel agreement required the Company to pay $1 million per year for three years to defray the costs of the clinical trials for the product. The Company previously paid $2 million to Intracel for the clinical trials under this agreement. In June 2000, the agreement was modified to increase Mentor's commitment by $1 million. The Company began paying the remaining $2 million in quarterly payments of $250 thousand on July 1, 2000.

Interest and Other Income and Expense

Interest expense was $10 thousand in the quarter compared to $3 thousand in the same quarter of the previous year. During the quarter ended June 30, the Company borrowed under its line of credit to fund its stock repurchase program. The borrowings were repaid during the same quarter.

Interest income for the three months ended December 31, 2000 increased slightly above the $1.0 million reported for the comparable period in the previous year. Slightly higher coupon rates and an increased usage of fully taxable investments offset somewhat lower levels of cash and marketable securities in the current year as compared to the same period last year.

Other income and expense, primarily includes realized gains on sales of marketable securities recorded as long-term marketable securities available for sale, gains or losses on disposals of assets, and foreign currency gains or losses related to the Company's foreign operations. The Company did not have any sales of marketable securities during the quarter ended December 31 2000 and recorded a gain on sales of marketable securities of $1,098,000 for the nine months ended December 31, 2000.

Income Taxes

The effective rate of corporate income taxes for the year is approximately 32.5%, as compared to 31.8% in the same period a year ago. The increase in the effective rate is the net effect of several offsetting items and relates primarily to non-deductible expenses, foreign operations, and utilization of research and development credits.

Income from Continuing Operations

Income from continuing operations decreased slightly from $7.3 million reported in the previous year to $7.2 million for the third quarter of fiscal 2001. Income from continuing operations for the nine-month period ended December 31, 2000 was $21.5 million compared to $20.3 million for the comparable period the prior year and an increase of 6%. The operating income of fiscal 2001 includes the restructuring charge of $2.4 million described above. Diluted earnings per share from continuing operations were $0.30 for the quarter compared to $0.29 for the comparable period last year, an increase of 3%. Although the increase in diluted earnings per share from continuing operations is consistent with the increase in sales, the restructuring charge offset improvements in operating trends and other efficiencies as well as the effect of fewer shares outstanding as a result of the share buyback program.

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

For the quarter ended December 31, 1999 the Company had net income from discontinued operations of $571 thousand, net of tax. The results of discontinued operations for the quarter ended December 31, 1999 included a $1.1 million gain, net of tax from the sale of the Ophthalmic equipment business for cash consideration of $21 million and a net loss from operations of approximately $.5 million. During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, recording a gain of $7.5 million, net of tax. By March 31, 2000 the Company had completed its divestiture of discontinued operations, accordingly there were no significant remaining assets or liabilities related to the Ophthalmic division. There were no discontinued operations during the quarter ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At  December  31,  2000, the Company's working capital  was  $120
million  compared  to  $124  million  at  March  31,  2000.   The
Company's working capital needs were provided from operations.

The Company generated $29 million of cash from continuing operations during the nine months ended December 31, 2000, compared to $25 million the previous year.

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

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares to 4.6 million shares. The Company intends to continue the share repurchase program in fiscal 2001, and repurchased 1,493 thousand shares for $28.1 million during the first three quarters. As of September 30, 2000 authorization to repurchase 2.3 million shares was remaining.

For the last several years, the Company has paid a quarterly cash dividend of $.025 per share. On February 13, 2001 the Board of Directors approved an increase in the quarterly cash dividend to $.03 per share, and increase of 20%. At the indicated rate of $.12 per year, the aggregate annual dividend would equal approximately $2.8 million.

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

The  Company exercised its option to make a lump sum  payment  to the Limited Partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended. The Limited Partners could elect to be paid in cash, Company's stock, or a combination. This transaction was completed in the second quarter ended September 30, 2000. The limited partners elected to be paid $1.0 million in cash and 434 thousand shares of the Company's common stock. The stock, transfer of which is restricted by rule 144, was valued at the fair market value on the date of issuance, of approximately $9 million. The decrease in payments to the partners will be offset by the increased amortization of the new intangible asset and the additional common shares outstanding, thus having a neutral effect on earnings per share.

On January 22, 2001, subsequent to the end of the quarter, the Company announced the acquisition of South Bay Medical, a privately held Minneapolis based medical device company. South Bay developed a computer workstation and automated cartridge-based needle loading system used in brachytherapy procedures for the treatment of prostate cancer. The Company paid $2 million in cash and $4 million in restricted common stock at closing. Additional cash and restricted common stock will be paid based upon achievement of milestones and other performance factors.

On February 9, 2001, subsequent to the end of the quarter, the Company announced the acquisition of Porges S.A., a subsidiary of Sanofi-Synthelabo. Porges is a manufacturer of urological products with headquarters in Paris, dedicated manufacturing facilities in Sarlat, France and eight wholly owned sales subsidiaries covering most European markets and Japan. Porges had sales last year of approximately $42 million. The acquisition was financed from the Company's existing cash and by a $14-million draw down on the Company's line of credit.

The Company's principal source of liquidity at December 31, 2000 consisted of $72 million in cash and marketable securities plus $25 million available under its line of credit. Subsequent to the end of the quarter, the Company borrowed approximately $14 million of the line to partially finance the purchase of Porges S.A. mentioned above. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2001.

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk

There has been no material changes in the Company's exposure to market risk as reported in Item 7A in the annual report on Form
10-K for the fiscal year ended March 31, 2000.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 2000, there have been no material changes.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's 2000 Annual Meeting of Shareholders held on September 19, 2000, the proposal Number 2 to approve the
Company's 2000 Long-term Incentive Plan was discussed and adjourned to October 19 at 10:00 a.m. in Santa Barbara to allow the board to collect and consider input from shareholders concerning the proposed Long-term Incentive Plan. At the reconvened meeting there were 13,153,458 (including 2,161,942 proxies given to management) votes for the proposal and 8,315,840 against. Prior to the reconvened meeting, the Company determined after considering input from the shareholders, that the number of shares authorized under the plan would be reduced from 7,500,000 to 3,000,000 shares and that the plan terms would not allow option repricing. In light of the changes made to the plan, the Board intends to submit the amended plan for shareholder vote at the next Annual shareholder's meeting.

Item 5.   Other Information

     (a)  See Note L - Events Subsequent to December 31, 2000.

     (b) The Securities and Exchange Commission informed the Company that it is investigating, under a formal order of investigation, the events relating to the March 23, 2000 USA Today article entitled "Breast Implant manufacturer under investigation by the FDA," which was authored by Rita Rubin, and the March 23, 2000 press release issued by Mentor responding to that article, and possibly other matters. The Company is cooperating fully with the SEC's investigation. An investigation does not indicate that the SEC or its staff has concluded that violations of law have occurred.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits (listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K)

          10 (a) Employment Agreement, dated October 16, 2000 between Mentor Corporation and Eugene G. Glover.

          10 (b) Employment Agreement, dated November 28, 2000 between Mentor Corporation and Ramona Schwab.

          10 (c) Employment Agreement, dated November 28, 2000 between Mentor Corporation and Bobby K. Purkait.

          (b)  Reports on Form 8-K

               (1) On October 13, 2000 the Company filed a current report on Form 8-K under Item 5 concerning the Press release dated September 28, 2000 "Mentor
               Chairman Resumes CEO Position."

               (2) On October 16, 2000 the Company file a current report on Form 8-K under item 5 concerning the press release dated October 10, 2000 "Mentor
               Announces reduction in Corporate Staff."


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)


DATE:     February 13, 2001        BY:  /s/CHRISTOPHER CONWAY
                                        Christopher J. Conway
                                        President and
                                        Chief Executive Officer


DATE:     February 13, 2001        BY:  /s/ADEL MICHAEL
                                        Adel Michael
                                        Senior Vice President
                                        Chief Financial Officer



                          EXHIBIT 10(a)
                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated October 16, 2000, is by and between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111, and
Eugene Glover ("EMPLOYEE") of 1564 Ramona Lane, Santa Barbara,
California 93108.

     RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, which will be used in advancing COMPANY's interests. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the Advanced Development operations of COMPANY, upon the terms and conditions set forth in this Agreement. Effective with the date of this Agreement, GLOVER becomes an employee of the Company and therefore his status changes from outside Director to that of inside Director. Consequently, EMPLOYEE is not eligible for benefits granted to outside Directors from this date forward and for so long as EMPLOYEE remains an active employee of Company. However, all benefits granted previously under previous status of outside Director shall not be rescinded.

                            AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1 Company shall employ EMPLOYEE as Senior Vice President, Advanced Development. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY. To the extent that they do not reduce the scope of the responsibilities described above, EMPLOYEE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and EMPLOYEE's skills as determined by COMPANY. These duties shall hereinafter be referred to as "Services." EMPLOYEE shall report directly to the Chairman of the Board, President and Chief Executive Officer of Mentor Corporation.

     1.1.2 As Senior Vice President, Advanced Development of COMPANY, EMPLOYEE shall also be an officer of COMPANY and shall serve in such capacity without further compensation. In the event that EMPLOYEE shall from time to time serve COMPANY as a director or shall serve in any other office during the term of this Agreement; EMPLOYEE shall serve in such capacities without further compensation. If EMPLOYEE is, for any reason, removed as an officer or director of the COMPANY by the Board of Directors of COMPANY, such removal shall be without prejudice to EMPLOYEE's contractual rights under this Agreement.

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

     1.2 Best Abilities. EMPLOYEE shall serve COMPANY faithfully and to the best of EMPLOYEE's ability. EMPLOYEE shall use EMPLOYEE's best abilities to perform the Services. Employee shall act at all times according to what EMPLOYEE reasonably believes is in the best interests of COMPANY.

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

          3.1.1  Base Compensation.  COMPANY agrees to pay
          EMPLOYEE an annualized base salary of Two Hundred Fifty
          Thousand Dollars and No Cents ($250,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.2 Cash Incentive Bonus. EMPLOYEE shall be eligible for a cash incentive bonus of up to Forty Percent of your annual base salary, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to EMPLOYEE only if EMPLOYEE is employed with COMPANY on the last day of the fiscal year for which the cash incentive bonus is calculated.

          3.1.3 Stock Options. EMPLOYEE shall be granted an option for 50,000 shares of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant at the rate of twenty-five percent (25%) per year. Options are exercisable for a period of ten (10) years after vesting and shall be exercised in accordance with the Mentor Corporation 1991 Stock Option Plan ("Plan"), as amended from time to time. EMPLOYEE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement. This provision is subject to applicable state and federal securities laws. Based upon satisfactory performance, under the Plan, COMPANY expects that EMPLOYEE will qualify for additional grants of options to acquire common stock of COMPANY subject to determination by the Board of Directors, of an amount which is consistent with COMPANY's Executive Compensation Program. Subsequent grants, if any, shall also be subject to performance considerations as well as the determination of the Board of Directors.


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

     3.4 Vacation. Employee shall accrue vacation equal to twenty (20) days per year, at the rate of approximately 1.67 days per month. The time or times for such vacation shall be selected by EMPLOYEE and approved by the Chairman of the Board, President and Chief Executive Officer of COMPANY.

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

          4.1.6. Change of Control. If employment is terminated within twelve (12) months upon any of the following events EMPLOYEE shall be entitled to severance compensation pursuant to Section
               4.2.6 (I) and (ii) and (iii):

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

               ii. Severance compensation totaling three- (3) month's base pay, plus one (1) month base pay for each full year of service, determined at EMPLOYEE's then-current rate of base pay. In consideration for this severance compensation, EMPLOYEE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which EMPLOYEE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. " 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. " 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. " 623, et. seq., the Worker Adjustment and Retraining Notification Act, 29 U.S.C. " 2101, et. seq., and the California Fair Employment and Housing Act, Cal. Gov't Code " 12940, et seq. EMPLOYEE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

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

          4.2.6     Termination Due to Change Of Control.   If employment
               is terminated within twelve (12) months upon any of the events delineated in Section 4.1.6 of this Agreement ("Change of Control"), COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement (including the documents expressly incorporated therein, such as the Employee Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise, including, but not limited to, the original offer of employment letter.

     10.12 Assistance of Counsel. EMPLOYEE expressly acknowledges that he was given the right to be represented by counsel of his own choosing in connection with the terms of this Agreement.


The parties execute this Agreement as of the date stated above:


EUGENE GLOVER                 MENTOR CORPORATION



/s/EUGENE GLOVER              /s/CHRISTOPHER J. CONWAY
Eugene Glover                 Christopher J. Conway
                              President and CEO

NOTICE ADDRESS:               NOTICE ADDRESS:
1564 Ramona Lane              201 Mentor Drive
Santa Barbara, CA 93108       Santa Barbara, CA 93111


                          EXHIBIT 10(b)
                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated November 28, 2000, is by and between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111, and Ramona Schwab ("EMPLOYEE") of 4050 Via Laguna, Santa Barbara, California 93110.

                            RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, which will be used in advancing COMPANY's interests. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the Human Resources operations of COMPANY, upon the terms and conditions set forth in this Agreement.

                            AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1 Company shall employ EMPLOYEE as Vice President, Human Resources. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY. To the extent that they do not reduce the scope of the responsibilities described above, EMPLOYEE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and EMPLOYEE's skills as determined by COMPANY. These duties shall hereinafter be referred to as "Services." EMPLOYEE shall report directly to the Chairman of the Board, President and Chief Executive Officer of Mentor Corporation.

     1.1.2 As Vice President, Human Resources of COMPANY, EMPLOYEE shall also be an officer of COMPANY and shall serve in such capacity without further compensation. In the event that EMPLOYEE shall from time to time serve COMPANY as a director or shall serve in any other office during the term of this Agreement; EMPLOYEE shall serve in such capacities without further compensation. If EMPLOYEE is, for any reason, removed as an officer or director of the COMPANY by the Board of Directors of COMPANY, such removal shall be without prejudice to EMPLOYEE's contractual rights under this Agreement.

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

     1.2 Best Abilities. EMPLOYEE shall serve COMPANY faithfully and to the best of EMPLOYEE's ability. EMPLOYEE shall use EMPLOYEE's best abilities to perform the Services. Employee shall act at all times according to what EMPLOYEE reasonably believes is in the best interests of COMPANY.

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

          3.1.1 Base Compensation. COMPANY agrees to pay EMPLOYEE an annualized base salary of One Hundred Eighty Thousand Dollars and No Cents ($180,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.4 Cash Incentive Bonus. EMPLOYEE shall be eligible for a cash incentive bonus of up to Forty Percent of your annual base salary, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to EMPLOYEE only if EMPLOYEE is employed with COMPANY on the last day of the fiscal year for which the cash incentive bonus is calculated.

          3.1.5 Stock Options. EMPLOYEE shall be granted an option for 20,000 shares of COMPANY's common stock subject to a four (4) year vesting schedule one (1) year after grant at the rate of twenty-five percent (25%) per year. Options are exercisable for a period of ten (10) years after vesting and shall be exercised in accordance with the Mentor Corporation 1991 Stock Option Plan ("Plan"), as amended from time to time. EMPLOYEE shall execute the Option Agreement and otherwise comply with the terms of the Plan with regard to the options being granted by this Agreement. This provision is subject to applicable state and federal securities laws. Based upon satisfactory performance, under the Plan, COMPANY expects that EMPLOYEE will qualify for additional grants of options to acquire common stock of COMPANY subject to determination by the Board of Directors, of an amount which is consistent with COMPANY's Executive Compensation Program. Subsequent grants, if any, shall also be subject to performance considerations as well as the determination of the Board of Directors.


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

     3.4 Vacation. Employee shall accrue vacation equal to fifteen (15) days per year during the first five years of service, at the rate of 1.25 days per month. Thereafter, vacation will accrue at twenty (20) days per year, at the rate of approximately 1.67 days per month. The time or times for such vacation shall be selected by EMPLOYEE and approved by the Chairman of the Board, President and Chief Executive Officer of COMPANY.

4.  TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the employment relationship between COMPANY and EMPLOYEE may be terminated as follows:

          4.1.1     Death.  This Agreement shall terminate upon
               EMPLOYEE's death, effective as of the date of EMPLOYEE's death.

          4.1.3 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to EMPLOYEE's Disability if EMPLOYEE is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for sixty (60) consecutive days, or is unable or shall have failed to perform the Services for a total period of ninety (90) within a twelve (12) month period, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of EMPLOYEE's Disability, COMPANY shall resume compensation payments when EMPLOYEE resumes performance of the Services. If COMPANY elects to terminate this Agreement due to EMPLOYEE's Disability, it must first give EMPLOYEE three (3) days advance written notice.

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

          4.1.7. For Convenience Of Party. This Agreement and employment relationship is terminable by either party, for convenience, with or without cause, at any time upon thirty (30) days' advance written notice to the other party.

          4.1.8. Change of Control. If employment is terminated within twelve (12) months upon any of the following events EMPLOYEE shall be entitled to severance compensation pursuant to Section
               4.2.6 (i) and (ii) and (iii):

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

          4.2.4 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of termination of this Agreement.

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

          4.2.5 Termination Without Cause. Upon termination of EMPLOYEE's employment by COMPANY without cause pursuant to Section 4.1.5, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               iii. Any compensation and reimbursable expenses owed by COMPANY to EMPLOYEE through the termination date, less applicable withholdings;

               iv. Severance compensation totaling three- (3) month's base pay, plus one (1) month base pay for each full year of service, determined at EMPLOYEE's then-current rate of base pay. In consideration for this severance compensation, EMPLOYEE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which EMPLOYEE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. " 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. " 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. " 623, et. seq., the Worker Adjustment and Retraining Notification Act, 29 U.S.C. "2101, et. seq., and the California Fair Employment and Housing Act, Cal. Gov't Code " 12940, et seq. EMPLOYEE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

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

          4.2.7     Termination Due to Change Of Control.   If employment
               is terminated within twelve (12) months upon any of the events delineated in Section 4.1.6 of this Agreement ("Change of Control"), COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement (including the documents expressly incorporated therein, such as the Employee Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise, including, but not limited to, the original offer of employment letter.

     10.12 Assistance of Counsel. EMPLOYEE expressly acknowledges that he was given the right to be represented by counsel of his own choosing in connection with the terms of this Agreement.


The parties execute this Agreement as of the date stated above:


RAMONA E. SCHWAB              MENTOR CORPORATION


/s/RAMONA E. SCHWAB           /s/CHRISTOPHER J. CONWAY
Ramona E. Schwab              Christopher J. Conway
                              President and CEO

NOTICE ADDRESS:               NOTICE ADDRESS:
4050 Via Laguna               201 Mentor Drive
Santa Barbara, CA 93110       Santa Barbara, CA 93111


                          EXHIBIT 10(c)
                      EMPLOYMENT AGREEMENT

     This Employment Agreement, dated November 28, 2000, is by and between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111, and
Bobby Purkait ("EMPLOYEE") of 2995 East Valley Road, Santa
Barbara, California 93108.

                            RECITALS

     COMPANY is in the business of manufacturing and selling medical devices and related products. EMPLOYEE has experience in this business and possesses valuable skills and experience, which will be used in advancing COMPANY's interests. EMPLOYEE is willing to be engaged by COMPANY and COMPANY is willing to engage EMPLOYEE in an executive capacity responsible for the Science & Technology operations of COMPANY, upon the terms and conditions set forth in this Agreement.

                            AGREEMENT

EMPLOYEE and COMPANY, intending to be legally bound, agree as follows:

1.   SERVICES

     1.1  General Services.

          1.1.1 Company shall employ EMPLOYEE as Senior Vice President, Science & Technology. EMPLOYEE shall perform the duties customarily performed by one holding such position in a similar business as that engaged in by COMPANY. To the extent that they do not reduce the scope of the responsibilities described above, EMPLOYEE's duties may change from time to time on reasonable notice, based on the needs of COMPANY and EMPLOYEE's skills as determined by COMPANY. These duties shall hereinafter be referred to as "Services." EMPLOYEE shall report directly to the Chairman of the Board, President and Chief Executive Officer of Mentor Corporation.

     1.1.2 As Senior Vice President, Science & Technology of COMPANY, EMPLOYEE shall also be an officer of COMPANY and shall serve in such capacity without further compensation. In the event that EMPLOYEE shall from time to time serve COMPANY as a director or shall serve in any other office during the term of this Agreement; EMPLOYEE shall serve in such capacities without further compensation. If EMPLOYEE is, for any reason, removed as an officer or director of the COMPANY by the Board of Directors of COMPANY, such removal shall be without prejudice to EMPLOYEE's contractual rights under this Agreement.

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

     1.2 Best Abilities. EMPLOYEE shall serve COMPANY faithfully and to the best of EMPLOYEE's ability. EMPLOYEE shall use EMPLOYEE's best abilities to perform the Services. Employee shall act at all times according to what EMPLOYEE reasonably believes is in the best interests of COMPANY.

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

          3.1.1  Base Compensation.  COMPANY agrees to pay
          EMPLOYEE an annualized base salary of Two Hundred Fifty
          Thousand Dollars and No Cents ($250,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly.

          3.1.6 Cash Incentive Bonus. EMPLOYEE shall be eligible for a cash incentive bonus of up to Forty Percent of your annual base salary, subject to applicable withholdings and subject to approval by COMPANY's Compensation Committee and Board of Directors. Any cash incentive bonus shall accrue and become payable to EMPLOYEE only if EMPLOYEE is employed with COMPANY on the last day of the fiscal year for which the cash incentive bonus is calculated.

          3.1.7 Stock Options. Based upon satisfactory performance, under the Plan, COMPANY expects that EMPLOYEE will qualify for additional grants of options to acquire common stock of COMPANY subject to determination by the Board of Directors, of an amount which is consistent with COMPANY's Executive Compensation Program. Subsequent grants, if any, shall also be subject to performance considerations as well as the determination of the Board of Directors.


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

     3.4 Vacation. Employee shall accrue vacation equal to twenty (20) days per year, at the rate of approximately 1.67 days per month. The time or times for such vacation shall be selected by EMPLOYEE and approved by the Chairman of the Board, President and Chief Executive Officer of COMPANY.

4.  TERMINATION

     4.1 Circumstances Of Termination. This Agreement and the employment relationship between COMPANY and EMPLOYEE may be terminated as follows:

          4.1.1     Death.  This Agreement shall terminate upon
               EMPLOYEE's death, effective as of the date of EMPLOYEE's death.

          4.1.4 Disability. COMPANY may, at its option, either suspend compensation payments or terminate this Agreement due to EMPLOYEE's Disability if EMPLOYEE is incapable, even with reasonable accommodation by COMPANY, of performing the Services because of accident, injury, or physical or mental illness for sixty (60) consecutive days, or is unable or shall have failed to perform the Services for a total period of ninety (90) within a twelve (12) month period, regardless of whether such days are consecutive. If COMPANY suspends compensation payments because of EMPLOYEE's Disability, COMPANY shall resume compensation payments when EMPLOYEE resumes performance of the Services. If COMPANY elects to terminate this Agreement due to EMPLOYEE's Disability, it must first give EMPLOYEE three (3) days advance written notice.

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

          4.1.9. For Convenience Of Party. This Agreement and employment relationship is terminable by either party, for convenience, with or without cause, at any time upon thirty (30) days' advance written notice to the other party.

          4.1.10. Change of Control. If employment is terminated within twelve (12) months upon any of the following events EMPLOYEE shall be entitled to severance compensation pursuant to Section
               4.2.6 (I) and (ii) and (iii):

               (ii) the sale, lease or other disposition of all or substantially all of
     Company's assets to a single purchaser or group of related purchasers;
               (ii) the sale, lease or other disposition, in one
                    transaction or a series of related
                    transactions of the majority of COMPANY's outstanding capital stock; or,

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

          4.2.5 Discontinuance Of Business. Upon termination of this Agreement because of discontinuation of COMPANY's business pursuant to Section 4.1.3, COMPANY shall have no further obligation to EMPLOYEE under the Agreement except to distribute to EMPLOYEE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to EMPLOYEE prior to the date of termination of this Agreement.

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

          4.2.5 Termination Without Cause. Upon termination of EMPLOYEE's employment by COMPANY without cause pursuant to Section 4.1.5, COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               v. Any compensation and reimbursable expenses owed by COMPANY to EMPLOYEE through the termination date, less applicable withholdings;

               vi. Severance compensation totaling three- (3) month's base pay, plus one (1) month base pay for each full year of service, determined at EMPLOYEE's then-current rate of base pay. In consideration for this severance compensation, EMPLOYEE, on behalf of himself, his agents, heirs, executors, administrators, and assigns, expressly releases and forever discharges COMPANY and its successors and assigns, and all of its respective agents, directors, officers, partners, employees, representatives, insurers, attorneys, parent companies, subsidiaries, affiliates, and joint ventures, and each of them, from any and all claims based upon acts or events that occurred on or before the date on which EMPLOYEE accepts the severance compensation, including any claim arising under any state or federal statute or common law, including, but not limited to, Title VII of the Civil Rights Act of 1964, 42 U.S.C. " 2000e, et seq., the Americans with Disabilities Act, 42 U.S.C. " 12101, et seq., the Age Discrimination in Employment Act, 29 U.S.C. " 623, et.
                    seq., the Worker Adjustment and Retraining Notification Act, 29 U.S.C. "2101, et. seq., and the California Fair Employment and Housing Act, Cal. Gov't Code " 12940, et seq. EMPLOYEE acknowledges that he is familiar with section 1542 of the California Civil Code, which reads as follows:

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

          4.2.8     Termination Due to Change Of Control.   If employment
               is terminated within twelve (12) months upon any of the events delineated in Section 4.1.6 of this Agreement ("Change of Control"), COMPANY shall have no further obligation to EMPLOYEE under this Agreement except to distribute to EMPLOYEE:

               ii. Any compensation and reimbursable expenses owed by COMPANY to EMPLOYEE through the termination date, less applicable withholdings;

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

     10.11 Entire Agreement. With respect to its subject matter, namely, the employment by COMPANY of EMPLOYEE, this Agreement (including the documents expressly incorporated therein, such as the Employee Confidentiality Agreement), contains the entire understanding between the parties, and supersedes any prior agreements, understandings, and communications between the parties, whether oral, written, implied or otherwise, including, but not limited to, the original offer of employment letter.

     10.12 Assistance of Counsel. EMPLOYEE expressly acknowledges that he was given the right to be represented by counsel of his own choosing in connection with the terms of this Agreement.

The parties execute this Agreement as of the date stated above:


BOBBY PURKAIT                 MENTOR CORPORATION


/s/BOBBY PURKAIT              /s/CHRISTOPHER J. CONWAY
Bobby Purkait                 Christopher J. Conway
                              President and CEO

NOTICE ADDRESS:               NOTICE ADDRESS:
2995 E. Valley Road           201 Mentor Drive
Santa Barbara, CA 93108       Santa Barbara, CA 93111