Form 10-K
period 2001-03-31
MENTOR CORP /MN/
filed 2001-06-29
CIK 64892

OFFICE\OFFICE\html.dot"

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2001

Commission File No. 0-7955

MENTOR CORPORATION
(Exact name of registrant as specified in its charter)

        Minnesota                                        41-0950791
(State or other jurisdiction of                          (IRS Employer Identification No.)
incorporation or organization)

201 Mentor Drive, Santa Barbara, California 93111
(Address of principal executive offices)
Telephone: 805/879-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K ☐

The aggregate market value of the voting stock of the Company held by non-affiliates of the Registrant as based upon the closing National Market System sale price on June 28, 2001 was 635,313,000.

Number of Shares of Common Stock outstanding on June 28, 2001: 23,972,759.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III in this Report on Form 10-K.

PART I

This Annual Report on Form 10-K filed on behalf of Mentor Corporation ("Mentor" or the "Company"), including information incorporated herein by reference, contains certain forward-looking statements that involve risk and uncertainty. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Annual Report or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation", "Legal Proceedings", and "Factors that May Effect Future Results of Operations." The Company assumes no obligation to update forward-looking statements as circumstances change.

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

Effective January 19, 2001 Mentor acquired South Bay Medical, a development stage company focused on the development of a new technology for a computer based workstation and automated cartridge-based needle loading system for use in Brachytherapy procedures.

Effective February 9, 2001 Mentor acquired Porges S.A., subsidiary of Sanofi- Synthelabo headquartered in Paris, and manufacturing facilities in Sarlat France. Porges holds a leading market share for urological products in France and has strong market position throughout Europe.

Principal Products and Markets

Aesthetic and General Surgery Products

The Company produces a broad line of mammary prostheses, including saline-filled implants and silicone gel-filled implants. Approximately 81% of Aesthetic and General Surgery revenues are sales of mammary prostheses. Saline-filled breast implants accounted for approximately 72% of mammary prostheses sold in fiscal 2001.

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

In September 1997, the Company began marketing the Contour Genesis ® System, an ultrasound assisted product used for the liquefaction and aspiration of soft tissues in general surgery and cosmetic surgery applications. The Company has completed clinical trials using the Contour Genesis® System in order to expand the labeling of the product to include ultrasonic assisted liposuction. The Company has submitted an application for approval to the Food and Drug Administration, (FDA), and expects a response in the second quarter of fiscal year 2002.

Surgical Urology Products

The Company's Surgical Urology products fall into three general categories of products: erectile dysfunction products, urinary care and pelvic floor products and cancer treatment products.

Erectile Dysfunction Products. The Company's E.D. products consist of a line of penile implants for the treatment of male sexual impotence. Penile prostheses are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse. Penile implants have become the standard of care for men who have not responded to less invasive therapies such as Pfizer's Viagra® . In order to respond to various physician and patient preferences, the Company manufactures several types of penile prostheses, including a hydraulic inflatable device and a malleable prosthesis. In fiscal year 2001, the Company introduced a major improvement to its Alpha 1 inflatable device, the Lockout® valve. The Lockout valve was designed to prevent auto-inflation, a complication in this type of treatment.

Urinary Care and Pelvic Floor Products. The Company markets the Suspend® sling for use in pubovaginal sling and pelvic floor reconstruction procedures. Pubovaginal sling procedures provide relief for women suffering from stress incontinence. Pelvic floor reconstruction procedures utilizing Suspend tissue is commonly used to treat women suffering from all types of vaginal prolapse.

Cancer Products. The Company serves as the marketing partner in a strategic alliance focused on the treatment of prostate cancer. The alliance is with North American Scientific, Inc. ("NASI") which produces brachytherapy seeds for the treatment of prostate cancer. NASI manufactures and ships IoGold® I-125 and Pd-Gold™ Pd-103 brachytherapy seeds, while the Company performs all of the sales and marketing functions. In January 2001, the Company announced the acquisition of South Bay Medical, and its new technology for a computer based workstation and automated cartridge-based needle loading system for use in Brachytherapy procedures. Early in fiscal year 2002, the Company submitted a 510k application to the FDA for approval to market the system. The Company expects to receive a response from the FDA in the second fiscal quarter of 2002 and sales of the workstation are expected to begin by the end of the calendar 2001.

Clinical and Consumer HealthCare Products

The Company markets a line of male external catheters that help men manage their incontinence and a line of intermittent self-catheters for men, women and children that suffer from urinary retention. These products are disposable and are used in homes, hospitals, rehabilitation and extended care facilities.

In February 2001, the Company announced the acquisition of Porges S.A., a French company specializing in urological disposable, including diagnostic tools, and various devices for surgery and postoperative follow-up. The Company expects to introduce these products into the U.S market by the end of fiscal year 2002.

The Company also markets a variety of other disposable products used in the management of urinary incontinence and cancer. These include leg bags and urine collection systems, organic odor eliminators, and moisturizing skin creams and ointments. In February of 2001, the Company announced an exclusive alliance to market and distribute the BTA-Stat® point-of-care bladder cancer screening test manufactured by Polymedco Inc.

Summary of Sales by Principal Product Lines. The following table shows the net sales attributable to each of the Company's principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.
	Year Ended March 31,
	2001		2000		1999
(in thousands)	Amount	%	Amount	%	Amount	%
Aesthetic and General Surgery Products	$157,122	59%	$150,334	60%	$123,516	61%
Surgical Urology Products	62,264	23	52,794	21	37,431	18
Clinical and Consumer Healthcare Products	49,508	18	46,217	19	43,629	21
	$268,894	100%	$249,345	100%	$204,576	100%

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

International Operations

The Company exports most of its products lines, principally to Canada and Western Europe. Products are sold to both independent distributors as well as through the Company's direct international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia, Spain and Italy. The recent acquisition of Porges S.A. included eight additional direct sales subsidiaries in Europe and Japan. Other than sales made through the Company's international sales offices, export sales have been made in United States dollars and currency fluctuations have not significantly affected operating earnings. The Company, generally does not use derivative instruments to hedge its foreign currency transactions. In fiscal 2001, sales from the direct international offices accounted for 16% of total sales.

In addition, the Company manufactures mammary implants in Leiden, the Netherlands and through its recent acquisition of Porges, has manufacturing facilities in Sarlat, France where urological disposables distributed throughout Europe are manufactured.

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

The Company competes with only one other company in the inflatable penile implant market, American Medical Systems, Inc. Several companies sell competing malleable penile implants. The primary competitive factors are product performance and reliability, ease of implantation and customer service. The Company believes that by providing several types of implants that stress high performance and reliability, it can successfully respond to various physician and patient preferences.

The Company competes with many other companies providing brachytherapy seeds for the treatment of prostate cancer, including Nycomed-Amersham and Theragenics. The primary competitive factors in this market are product delivery, product offering and consistent quality. The Company believes that it has second largest market share for both Iodine and Palladium seeds, and its recent acquisition of South Bay Medical's automated workstation will provide the Company with a strong competitive advantage.

By superior design and active marketing of catheters and other disposable incontinence products, the Company has been able to compete successfully against larger companies. The Company, C.R. Bard, Inc., Hollister, Inc., Kendall, a division of Tyco HealthCare, and Coloplast Corporation are the dominant competitors in the market. As with many of the Company's other product lines, the Company competes primarily on the basis of design and performance, and by providing product orientation, support and related services to health care professionals and consumers. The recent Porges S.A acquisition will provide the Company a dominant position in the European market and will also provide the Company a wide range of new products for the U.S. market

Government Regulation

General

As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect the Company and its facilities from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices and other requirements. The FDA has the power to prevent or limit further marketing of products based upon the results of these inspections. These regulations depend heavily on administrative interpretation by the various agencies, and can be influenced by adverse publicity and political pressure. There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect the Company. A determination that the Company is in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief (whether by adverse court ruling or by consent), product recalls or product seizures.

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

In 1993, the FDA published proposed guidelines for PMAA's on the Company's hydraulic inflatable penile prostheses and saline-filled breast implants. For saline implants, the FDA published a schedule that permitted the data required for the PMAA to be submitted in phases, beginning with preclinical data due in 1995 and ending with final submission of prospective clinical data in 1999. The Company submitted all the required data. The PMA approval process is the means by which the FDA determines the safety and efficacy of a Class III device. On May 10, 2000, the FDA approved the Company's PMAA for saline-filled breast implants. In addition, the FDA audited the Company's manufacturing facility in Irving, Texas and indicated the facility was in substantial compliance with the applicable requirements of the Federal Food and Drug and Cosmetic Act and implementing regulations.

For its penile implants, the Company submitted all required data for the PMAA, and received FDA approval for the Company's penile implants in July 2000.

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

Additional Regulations

As a manufacturer of medical devices, the Company's manufacturing processes and facilities are subject to regulations and review by the FDA and other regulatory agencies. The Company's domestic facilities must comply with the FDA's Quality System Regulation requirements for Good Manufacturing Practices. Also, for products sold internationally, the Company has obtained a CE mark for its products by demonstrating compliance with the ISO 9001, EN46001 and EN12180, international quality system standards. Medical device laws and regulations similar to those described above are also in effect in some of the other countries to which the Company exports its products. These range from comprehensive device approval requirements for some or all of the Company's medical device products to requests for product data or certifications. Failure to comply with these domestic and international regulatory standards and requirements could effect the Company's ability to market and sell its products in these markets and have a significant negative impact on sales and results of operations.

Texas Facility Review

In May 1998, the Company entered into a voluntary consent decree with the FDA, under which the Company agreed, among other things, to complete certain re-validations of the manufacturing processes in agreed upon timeframes that were identified during an FDA audit.

The consent decree required the Company to hire outside expert consultants to assist in strengthening the Company's compliance program and related processes. In July 1998 the consultant reported to Mentor management and the FDA, that, except for the outstanding re-validations, there were no significant areas of GMP noncompliance. The Company and the FDA agreed to timeframes to complete the re-validations of the manufacturing process. The outside expert consultant reviewed the validations and reported to management and to the FDA that all validation projects had been completed within those timeframes.

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

In April 2001 the expert consultant conducted his third annual comprehensive GMP audit of the Texas facility in accordance with the consent decree. The consultant's report "found Mentor to be in compliance with cGMP/QSRs." On April 16 to 23, 2001 the FDA conducted an audit at the Texas facility. The inspection was a follow-up inspection related to Mentor's saline breast implant PMAA and the previous inspection. The inspection resulted in the issuance of a FD483 with two items, one related to a manufacturing process and one related to computer software. Mentor has responded to FDA on both items.

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

Health Care Cost Containment

Many of the Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payors may deny coverage for certain technologies based on assessment criteria as determined by the third-party payor. Also, third-party payors are increasingly challenging the prices charged for medical products and services. Medicare reimbursement systems are under revision in an effort by the government to reduce costs. There can be no assurance that the Company's products will be automatically covered by third-party payers, that reimbursement will be available or, if available, that the third-party payers' coverage policies will not adversely affect the Company's ability to sell its products profitably.

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

The Center for Medicare and Medicaid services (CMS), previously known as U.S. Health Care Financing Administration (HCFA) sets reimbursement policy for the Medicare program in the United States. CMS issued a Final Rule on its Prospective Payment System For Hospital Outpatient Services on April 7, 2000. This rule provides for a new system to reimburse the outpatient services provided in a hospital, and is intended to cover the cost of medical devices used during the procedure.

On April 1, 2001 CMS (HCFA) published a final list of categories of 96 categories covering over 1000 individual devices. Most items previously qualified fit into one of these categories. To qualify for the Hospital Outpatient Prospective Payment System, HOPPS, the device must be a subordinate part of the procedure performed, be used for one patient only, come in contact with human tissue, and be surgically implanted or inserted whether or not it remains with the patient when the patient is released from the hospital outpatient department. Mentor devices that meet these requirements are included in a category and are subject to reimbursement. Most of these categories for reimbursement are scheduled to expire January 1, 2003. At that time, APC (procedure based) payment rates are expected to be adjusted to reflect the cost of the device. With the current changes taking place with Medicare and Medicaid reimbursement systems it is unclear precisely how future reimbursement programs will be structured and how they will effect Mentor's ability to sell it products. Failure to obtain or maintain third party and government reimbursement for our products would have a significant impact on sales and the results of operations.

Product Development

The Company is focused on the development of new products and improvements to existing products. In addition, research and development expense reflects the Company's efforts to obtain FDA approval of certain products and processes and to maintain the highest quality standards of existing products. During fiscal years 2001, 2000 and 1999, the Company spent a total of $19,632,000, $16,701,000 and $14,820,000 respectively, for research and development.

Patents and Licenses

It is the Company's policy to protect its intellectual property rights related to its products when and where appropriate. The Company's patents include patents relating to its penile prostheses, tissue expanders, combination breast implant and tissue expander, ultrasonic assisted soft tissue aspiration and disposable catheters. The Company licenses technology under exclusive supplier and licensing arrangements for certain products, including brachytherapy seeds and breast implants.

In those instances where the Company has acquired technology from third parties, it has sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses. While the Company believes design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, it also recognizes that its patents and license rights may make it more difficult for its competitors to market products similar to those produced by the Company. Mentor can give no assurance that any of its patent rights, whether issued, subject to license, or in process, will not be circumvented or invalidated. Further, there are numerous existing and pending patents on medical products and biomaterials. There can be no assurance that the Company's existing or planned products do not or will not infringe such rights or that others will not claim such infringement. No assurance can be given that the Company will be able to prevent competitors from challenging the Company's patents or entering markets currently served by the Company.

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

The Company's inflatable penile prosthesis, saline -filled mammary implants, and catheters are available for sale under FDA approvals and/or clearances. Gel-filled mammary implants are only available as part of the adjunct clinical study. A change in raw material, components or suppliers for these products may require a new FDA submission, subsequent review and approval. There is no assurance that such a submission would be approved without delay. Any delay may have a significant adverse impact on sales and the results of operations.

The Company licenses certain technology under exclusive supplier and licensing arrangements for certain products. Those products include the following: Tutogen® processed fascia lata for the Suspend® sling, radioactive sources for its IoGold and PdGold brachytherapy seeds. In addition, the licensors are source suppliers of these products to the Company. Any interruption in their ability to supply the product to the Company may have an adverse impact on sales and the results of operations.

Employees

As of March 31, 2001, the Company employed 1,622 people of whom 969 were in manufacturing, 382 in sales and marketing, 115 in research and development and 156 in finance and administration. There has never been a work stoppage due to labor difficulties, and the Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES.

The Company owns manufacturing, warehouse and office buildings in Minneapolis, Minnesota (161,965 sq. ft), Sarlat, France ( 123,800 sq. ft) and manufacturing facilities in Anoka, Minnesota ( 20,000 sq. ft.). The Company leases additional office, manufacturing and warehouse facilities in Santa Barbara, California (128,000 square feet), Eden Prairie, Minnesota (2,500), Irving, Texas (151,347 square feet), Tucson, Arizona (40,000 square feet) and Leiden, the Netherlands (15,000 square feet). The Company has international sales offices located throughout ten countries where they lease office and warehouse space ranging from 1,000 to 5,500 square feet. All leases have terms ranging from one to fifteen years, renewable on terms the Company considers favorable.

The Company believes its facilities are generally suitable and adequate to accommodate its current operations, and suitable facilities are readily available to accommodate any future expansion as necessary.

ITEM 3. LEGAL PROCEEDINGS.

In 1998, the Company learned that the FDA's Office of Criminal Investigations (OCI) was conducting an investigation involving the Company. Mentor understood that the investigation was dormant until in April 2000, when OCI issued a letter requesting that the Company provide OCI with manufacturing data and other corporate records, which the Company subsequently provided to OCI. The Company is cooperating fully with the OCI investigation. At this time, OCI has declined to identify the specific focus of its investigation involving Mentor, and Mentor has had no direct contact with OCI regarding the investigation other than contact related to document requests. It is not possible to predict the outcome of this investigation at this time or its potential impact on Mentor. The Company believes that it is in compliance with all applicable laws, rules and regulations.

The Securities and Exchange Commission informed the Company that it is investigating, under a formal order of investigation, the events relating to the March 23, 2000 USA Today article entitled "Breast Implant manufacturer under investigation by the FDA," which was authored by Rita Rubin, and the March 23, 2000 press release issued by Mentor responding to that article, and possibly other matters. The Company is cooperating fully with the SEC's investigation. At this time, the SEC, Division of Enforcement has not identified the specific focus of its investigation involving Mentor. It is not possible to predict the outcome of this investigation at this time or its potential impact on Mentor. An investigation does not indicate that the SEC or its staff has concluded that violations of law have occurred.

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

In February 1999, Mentor was the plaintiff in a jury trial defending a patent exclusively licensed to Mentor by Sonique Surgical Systems, Inc. and used in ultrasonic tissue removal. Although the jury found willful infringement, the court entered a judgement in favor of the defendants, (Medical Device Alliance, Inc., Lysonics, Inc. and Misonix, Inc.). Mentor challenged the court order and in May 2001 a Federal circuit court reversed the lower court ruling and reinstated the jury award of damages. At this time, the defendants are not challenging any substantive issues in the case and only the specifics of final remedies remain to be addressed.

In addition, in the ordinary course of its business the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have any material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Company as well as their ages as of June 28, 2001, are listed below, followed by brief accounts of their business experience and certain other information.
Name	Age	Position
Christopher J. Conway	62	President, Chief Executive Officer, Chairman of the Board
Eugene G. Glover	58	Senior Vice President, Advanced Development
Adel Michael	57	Senior Vice President, Chief Financial Officer and Treasurer
Bobby K. Purkait	51	Senior Vice President, Science and Technology

Mr. Conway is a founder of the Company and Chairman of the Board since 1969. He served as Chief Executive Officer from 1969 to July 29, 1999. He resumed the positions of President and CEO in September 2000.

Mr. Glover is a founder and the position of Vice President, Engineering from 1969 to 1986. On October 2000 he was appointed Senior Vice President, Advanced Development.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol MNTR. There are approximately 17 market makers for the Company's stock. The following table shows the range of high and low closing sale prices reported on the NASDAQ National Market. Quotations represent prices between dealers, and do not reflect retail mark-ups, mark-downs or commissions.

Year Ended March 31, 2001	High	Low
Quarter ended June 30, 2000	28.25	14.31
Quarter ended September 30, 2000	28.00	15.75
Quarter ended December 31, 2000	20.38	15.69
Quarter ended March 31, 2001	23.88	18.25

Year Ended March 31, 2000	High	Low
Quarter ended June 30, 1999	18.63	13.13
Quarter ended September 30, 1999	28.50	17.31
Quarter ended December 31, 1999	27.25	21.63
Quarter ended March 31, 2000	34.13	22.75

(b)

According to the records of the Company's transfer agent, there were approximately 1,230 holders of record of the Company's Common Stock on June 27, 2001. However, the majority of shares are held by brokers and other institutions on behalf of shareholders in approximately 4,600 accounts. The actual number of total shareholders may be less due to shareholders holding accounts at more than one institution.

(c)

In fiscal 2000 and for the first three quarters of fiscal 2001, the Company declared and paid a quarterly dividend of $.025 per share of Common Stock. On February 13, 2001 the Board of directors approved a 20% increase in the quarterly dividend from two and a half cents to three cents per share.

ITEM 6. SELECTED FINANCIAL DATA.

The following table summarizes certain selected financial data of the Company and should be read in conjunction with the related Consolidated Financial Statements of the Company and accompanying Notes to Consolidated Financial Statements.

	Year Ended March 31,
(in thousands, except per share data)	2001	2000	1999	1998	1997
Statement of Income Data
Net sales	$ 268,894	$ 249,345	$ 204,576	$ 181,613	$ 168,479
Gross profit	164,198	154,687	126,609	121,145	116,162
Operating income	41,787	39,431	30,141	36,786	39,649
Income before income taxes - continuing operations	46,549	42,389	30,888	38,404	39,832
Income taxes - continuing operations	14,731	13,563	10,447	13,575	14,497
Income from continuing operations	31,818	28,826	20,441	24,829	25,335
Income (loss) from discontinued operations, net of income taxes	260	7,713	(6,479)	(932)	2,535
Net income	$ 32,078	$ 36,539	$ 13,962	$ 23,897	$ 27,870

Basic earnings (loss) per share:
Continuing operations	$ 1.35	$ 1.18	$ 0.83	$ 1.00	$ 1.02
Discontinued operations	0.01	0.32	(0.26)	(0.04)	0.10
Basic earnings per share	$ 1.36	$ 1.50	$ 0.57	$ 0.96	$ 1.12

Diluted earnings (loss) per share:
Continuing operations	$ 1.32	$ 1.16	$ 0.80	$ 0.94	$ 0.96
Discontinued operations	0.01	0.30	(0.25)	(0.03)	0.10
Diluted earnings per share	$ 1.33	$ 1.46	$ 0.55	$ 0.91	$ 1.06

Dividends per common share	$ 0.11	$ 0.10	$ 0.10	$ 0.10	$ 0.10

Average outstanding shares:
Basic	23,627	24,384	24,550	24,894	24,863
Diluted	24,186	25,084	25,394	26,330	26,349

Balance Sheet Data:
Working capital	$ 112,461	$ 124,141	$ 106,532	$ 115,656	$ 105,777
Total assets	290,837	230,706	196,011	199,911	164,474
Long-term accrued liabilities	10,691	-	-	-	8
Shareholders' equity	196,306	183,642	158,618	164,685	138,349
	Year Ended March 31,
	2001		2000		1999
(in thousands)	Amount	%	Amount	%	Amount	%
Aesthetic and General Surgery Products	$157,122	59%	$150,334	60%	$123,516	61%
Surgical Urology Products	62,264	23	52,794	21	37,431	18
Clinical and Consumer Healthcare Products	49,508	18	46,217	19	43,629	21
	$268,894	100%	$249,345	100%	$204,576	100%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In May 1999, the Company announced that its Board of Directors decided to divest the ophthalmology business, which accounted for approximately 16% of sales in fiscal 1999. The Company completed the sale of the assets of the Ophthalmology division in three separate transactions throughout fiscal year 2000. Accordingly, results of operations of the ophthalmic business are reported, on a net basis, as a single line on the financials as discontinued operations.

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:
	Year Ended March 31,
(in thousands)	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Costs and expenses
Cost of sales	38.9	38.0	38.1
Selling, general, and administrative	37.3	39.5	39.9
Research and development	7.3	6.7	7.2
Restructuring charge	0.9	-	-

Operating income from continuing operations	15.6	15.8	14.8
Interest expense	(0.1)	-	(0.1)
Interest income	1.6	1.2	0.5
Other income, net	0.3	-	-

Income from continuing operations before income taxes	17.4	17.0	15.2
Income taxes	5.5	5.4	5.1
Income from continuing operations	11.9	11.6	10.1
Income (loss) from discontinued operations, net of income taxes	0.1	`3.1	(3.2)

Net income	12.0%	14.7%	6.9%

RESULTS OF OPERATIONS

Sales

Sales for fiscal 2001 increased to $269 million from $249 million in 2000, an increase of 8%. Sales were negatively effected by the continued strength of the U.S. Dollar versus other currencies and the general economic slowdown in the economy. Included in fiscal 2001 are approximately two months of Surgical Urology and Clinical and Consumer Healthcare product sales from the February 2001 acquisition of Porges S.A. Porges product sales accounted for three percentage points of the year to year growth. Foreign exchange rate movements had an unfavorable year-to-year impact on international sales of $2.4 million, or approximately 1% of consolidated sales.

Sales of Surgical Urology products increased 18% to $62 million from $53 million in the prior year. This growth resulted from increased sales of the Suspend® sling for treating female urinary incontinence, and the February 2001 acquisition of Porges S.A. Sales of Suspend® benefited from increased acceptance of this pelvic floor reconstruction in the treatment of prolapse.

Sales of aesthetic and general surgery products increased 5% to $157 million from $150 million in the prior year. Sales of products for reconstruction increased 6% while products used in cosmetic augmentation increased 1%. Sales of body contouring (liposuction) products declined by 14% compared to the previous year. The Aesthetic product segment is affected more than the Company's other segments by general economic conditions as a higher proportion of these surgeries are paid directly by the patient.

Sales of Clinical and Consumer Healthcare products increased 7% from the prior year. Strong growth in the sales of intermittent catheters of 12% was offset by a slight decline in male external catheter sales. The results include two months of sales from the February 2001 acquisition of Porges S.A.

Sales for fiscal 2000 increased to $249 million from $205 million in 1999, an increase of 22%. Growth was led by an increase in sales of Surgical Urology products of 41% compared to a year ago. The growth is primarily attributable to increased sales of brachytherapy seeds for the treatment of prostate cancer, and the Suspend® sling for treating female urinary incontinence, both in their second full year of sales. These products accounted for an additional $14 million of sales for the year. Brachytherapy sales were aided by the introduction of a second product offering, the Pd-Gold™ Pd-103 seed in April 1999. Sales of Suspend® benefited from increased product availability. Sales of penile implants increased 7% over fiscal 1999 sales as the market disruption caused by the introduction of Pfizer's Viagra ® decreases. Viagra® was introduced by Pfizer during the Company's first quarter of fiscal 1999. The Viagra ® introduction and concurrent advertising campaign generated an unprecedented amount of interest in impotence causes and treatments. The Company continues to believe that this interest in treating impotence bodes well for the long-term prospects of penile implant sales, as Viagra® will not work on all patients.

Sales of aesthetic and general surgery products increased 22% from the prior year. The sales increase in this segment is attributable, in part, to direct-to-consumer advertising programs in the United States which utilize a combination of television, radio and magazine print ads to encourage consumers to seek information about breast augmentation. In addition to information, the program provides directories of local plastic surgeons that implant Mentor's products. Sales were also aided by the re-introduction of the Becker reconstruction implant into the domestic market in September 1999.

Sales of Clinical and Consumer Healthcare products increased 6% from the prior year. The increase approximates the market growth rate. Domestic sales increased 85% overall but this growth was offset by continued weakness in international markets in which sales declined 9%.

The Company's export sales independent distributors accounted for 5%, 6% and 7% of net sales for fiscal years ended March 31, 2001, 2000 and 1999, respectively. In addition, 16%, 13%, and 15% of sales in each year were from the Company's direct international sales offices.

Over the three fiscal years ended March 31, 2001, sales increases, including the effects of acquisitions, have been primarily the result of increased unit sales. General selling price changes have not been significant in recent years.

Cost of Sales

Cost of sales was 38.9% of net sales for fiscal 2001 compared to 38.0% in fiscal 2000. The faster growth of products distributed under alliance agreements, such as brachytherapy seeds and the Suspend® sling, continues to shift the product mix towards products with gross margins of approximately 50%, which is lower than the margin generated by products manufactured and distributed by the Company. In addition, sales of Porges product late in the fiscal year diluted the gross margin product mix slightly.

Cost of sales was comparable at 38% of net sales for fiscal 2000 and fiscal 1999. The Company's product mix has changed somewhat in recent years. Greater portions of total sales are represented by two products (brachytherapy seeds and the Suspend ® sling) which are distributed under alliance agreements. These products generate gross margins of approximately 50%, which is lower than the margin generated by products manufactured and distributed by the Company. While this would tend to reduce the Company's overall gross margin, decreases in manufacturing costs at the Company's facilities offset the reduction in gross margin percentage over the most recent fiscal years.

Selling, General and Administrative

Selling, general and administrative expenses, exclusive of the restructuring charge, were 37.3% of net sales in fiscal 2001 compared to 39.5% in fiscal 2000. The decrease reflects lower spending on the Company's direct-to-consumer advertising campaign partially offset by increases in product liability reserves and information technology costs. In addition, cost savings from the Company's restructuring of corporate staff contributed to the improvement.

During fiscal 2001, the Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. Employees affected by the restructuring were provided with a severance package, outplacement counseling and extended benefits to help with the transition. This program resulted in a restructuring charge included in general and administrative expenses of $2.4 million.

Selling, general and administrative expenses decreased to 39.5% of net sales in fiscal 2000, compared to 39.9% in fiscal 1999. The small decrease reflects efficiencies of scale in the Company's selling, general and administrate spending offset by approximately $7 million of spending on the Company's direct-to-consumer advertising campaign targeting the Aesthetic surgery market.

Research and Development

Research and development expenses were 7.3% of net sales in fiscal 2001, an increase from 6.7% in the prior year. The increase is attributable to spending on the Company's ongoing clinical studies related to silicone gel mammary implants. In May 2000, the Company received FDA approval for saline-filled breast implants and, in July 2000, received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts will shift towards new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its ultrasonic liposuction equipment, gel-filled mammary implants and other products.

Research and development expenses were 6.7% of net sales in fiscal 2000, a decrease from 7.2% the prior year. The Company completed the work on its saline-filled breast implant and penile implant PMAAs and submitted the data to the FDA in fiscal 2000.

Interest and Other Income and Expense

Interest expense increased to $276 thousand in fiscal 2001, from $34 thousand in fiscal 2000. In the first quarter of fiscal 2001, the Company borrowed and repaid $6 million to temporarily fund its stock repurchase program. During the fourth quarter, the Company borrowed $14 million to fund its acquisition of Porges S.A. There were no borrowings in fiscal 2000, and the Company repaid $ 4 million borrowed in 1999 to temporarily fund the stock repurchase program.

Interest income increased to $4.2 million in 2001 from $3.0 million in fiscal year 2000. The increase is a result of higher cash balances from operations and $59 million in proceeds from the sale of the assets of the ophthalmic business reported as discontinued operations which was only available for investment part of fiscal 2000. Further, the Company increased its use of fully taxable investments, which have a higher coupon rate and also benefited from higher prevailing interest rates.

Other income and expense primarily includes gains or losses on sales of marketable securities, disposals of assets, and foreign currency gains or losses related to the Company's foreign operations. In Fiscal 2001, the Company recorded a $1 million realized gain on the disposition of marketable securities recorded as long term marketable securities available for sale. In fiscal 2000, the Company recorded a $3 million permanent impairment of its equity investment in Intracel Corporation. This was offset by realized gains on the disposition of marketable securities recorded as long term marketable securities available for sale.

Income Taxes

The effective rate of corporate income taxes was 32% for fiscal 2001 and fiscal 2000, and 34% in 1999. The decrease in the effective tax rate from fiscal 1999 to fiscal 2000 is a result of a higher proportion of income from foreign operations with lower tax rates.

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

In the first quarter of fiscal 2000, the Company completed the sale of the assets of the intraocular lens business for cash consideration of $38.4 million and recorded a related gain of $7.5 million, net of $3.8 million in income taxes. On October 4, 1999, the Company completed the sale of the remaining assets of the ophthalmic equipment business for cash consideration of $21 million and recorded a related gain after income taxes of $1.1 million. Fiscal 2000 operating loss from discontinued operations, after income taxes of $1.0 million, was $.8 million.

In fiscal 2001, the Company recorded $260 thousand of income from discontinued operations, net of tax of $140 thousand, from the resolution of certain liabilities for amounts less than recorded at the time of the sale of discontinued assets.

Net Income

Income from continuing operations for fiscal 2001 was $32 million, compared to $29 million for the previous year. Increased sales, lower operating expenses, and increased interest income contributed to the increase. Fiscal 2001 income from discontinued operations, net of income taxes, was $260 thousand related to the resolution of certain liabilities for amounts less than recorded at the time of disposal.

Income from continuing operations for fiscal 2000 was $29 million, compared to $20 million the previous year. Increased sales, lower operating expenses, and increased interest income contributed to the improvement. Fiscal 2000 income from discontinued operations, net of income taxes, is comprised of gains on asset sales related to the ophthalmic business of $8.5 million, net of income taxes, and loss from operations, net of income taxes of $.8 million.

Inflation

The Company does not believe inflation has had a material impact on the Company's operations over the three-year period ended March 31, 2001.

 LIQUIDITY AND CAPITAL RESOURCES

During the three years ended March 31, 2001, liquidity needs have been satisfied principally by cash flow from operations and borrowings under the Company's line of credit. Despite significant acquisition and stock re-purchase activity, the Company maintained its strong cash and financial position throughout fiscal year 2001.

At March 31, 2001, working capital was $112 million compared to $124 million the previous year. The Company generated $42 million of cash from continuing operations during fiscal 2001, compared to $34 million the previous year. Increased income from continuing operations, and increases in accounts payable and accrued liabilities, and a decrease in accounts receivable contributed to the increased cash flow. These amounts were partially offset by the recognized gain on sales of marketable securities and an increase in inventory.

During fiscal 2001, the Company spent $7.5 million on purchases of manufacturing equipment and information technology. The Company anticipates investing approximately $24 million in a facility acquisition, facility upgrades, production equipment and information technology systems in fiscal 2002.

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed money towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology. The Company paid approximately $2 million in fiscal 2000 to the partnership. The Company was the general partner for this partnership. The agreement included an option to purchase the technology and thereby terminate the partnership. In fiscal 2001, the Company exercised its option to make a lump sum payment to the Limited Partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended. The Limited Partners could elect to be paid in cash, the Company's stock, or a combination. This transaction was completed in the second quarter ended September 30, 2000. The limited partners elected to be paid $1.0 million in cash and 434 thousand shares of the Company's common stock. The stock, transfer of which is restricted by rule 144, was valued at the fair market value on the date of issuance, of approximately $9 million. The decrease in payments to the partners will be offset by the increased amortization of the new intangible asset and the additional common shares outstanding, thus having a neutral effect on earnings per share.

In January 2001, the Company completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer based workstation and automated cartridge-based needle loading system for use in Brachytherapy procedures. The total consideration recorded included $2 million in cash and 235,293 shares of restricted common stock valued at $4 million, and $11 million in short and long-term payments due over the next several years.

In February 2001, Mentor acquired Porges S.A., subsidiary of Sanofi-Synthelabo headquartered in Paris, and with manufacturing facilities in Sarlat, France. Porges holds a leading market share for urological products in France and has strong market position throughout Europe. The consideration paid for Porges S.A. was $32 million.

The Company has available to it $25 million under a secured line of credit. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. In the first quarter of fiscal 2001, the Company borrowed and repaid $6 million under the agreement to temporarily fund its stock repurchase plan. In February 2001, the Company borrowed $14.1 million (15 million euros) to fund the acquisition of Porges S.A. The amount was repaid in May 2001. In addition, there are several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $3.7 million. At March 31, 2001, $2.5 was outstanding under these foreign lines of credit.

Since 1995, the Company has paid a quarterly cash dividend of $.025 per share. On February 13, 2001, the Board of Directors approved an increase in the quarterly cash dividend to $.03 per share, an increase of 20%. At the indicated rate of $.12 per year, the aggregate annual dividend would equal approximately $2.8 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. In May 1999, the Board increased the repurchase authorization by 4 million shares. As a result, during fiscal 2001, the Company repurchased 1,493 thousand shares for consideration of $28 million. The Company intends to continue the share repurchase program in fiscal 2002 and 2.3 million shares remain authorized for repurchase.

The Company's principal source of liquidity at March 31, 2001 consisted of $64 million in cash and short term marketable securities plus $12 million available under the existing lines of credit. The Company believes that funds generated from operations, its cash and marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2002.

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

The Company maintains a portfolio of highly liquid cash equivalents, with maturities of three months or less from the date of purchase. The Company also has current marketable securities consisting primarily of municipal bonds and commercial paper that are of limited credit risk and have contractual maturities of less than two years. Given the short-term nature of these investments, the Company is not subject to significant interest rate risk.

A portion of the Company's operations consists of sales activities in foreign markets. The Company manufactures its products primarily in the United States and Europe and sells them outside the U.S. through a combination of international distributors and wholly owned sales offices. Sales to third party distributors and to the wholly owned sales offices are in U.S. dollars or in Euros. The sales offices invoice their customers in their local currency.

As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets. The principal exposure on sales to third party distributors stems from the potential for weak economic conditions in the foreign market, thus weakening the foreign currency, decreasing the customer's buying power and potentially decreasing the Company's sales. The Company's exposure on sales to its subsidiaries consists of 1) the exposure related to the weakening of local currency when payment of the trade payable is made, thus translating into more local currency needed to pay off the U.S. denominated payable than when it was recorded, lowering the subsidiaries' earnings, and 2) upon translation of the subsidiaries' monthly financial statements, that a weakening local currency would cause lower market sales to be recorded in U.S. dollars that would have occurred had the currency been stable as compared to the U.S. dollar. However, in the latter instance, operating expenses would also be translated at lower amounts and accordingly, the effect on net income would be mitigated. The Company does not currently hedge any of these exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted pursuant to Item 14 of this Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the directors of the Company is contained in portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2001 and incorporated herein by reference. For information concerning executive officers, see Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of March 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended March 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for the Years Ended March 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibit
Number Description

3(a) Composite Restated Articles of Incorporation of the Company. (1)

3(b) Composite Restated Bylaws of the Company. (2)

10(a)* Mentor Corporation Restated 1987 Non-Statutory Stock Option Plan and Agreement - Registration Statement No. 33-25865. (8)

10(b)* Mentor Corporation 1991 Stock Option Plan - Registration Statement No. 33-48815. (9)

10(c) Lease Agreement, dated November 9, 1989, between Mentor Corporation and Skyway Business Center Joint Venture. (3)

10(d) First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture. (6)

10(e) Security Agreement, dated May 22, 1995, between Mentor Corporation and Sanwa Bank California. (7)

10(f) Guarantor Security Agreement, dated May 22, 1995, between Mentor Corporation and its subsidiaries and Sanwa Bank California. (7)

10(g) Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive. (4)

10(h) Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive. (11)

10(i)* Employment Agreement, dated October 30, 1997, between Mentor Corporation and Malcolm Boddy. (10)

10(j)* Employment Agreement, dated December 1, 1998, between Mentor Corporation and Trevor M. Pritchard. (10)

10(k)* Compensation Guarantees, dated April 1, 1999, between Mentor Corporation and Trevor M. Pritchard. (15)

10(l)* Promissory Note Re: Bridge/Retention Loan, dated April 1, 1999, between Mentor Corporation and Trevor M. Pritchard. (15)

10(m) Asset Purchase Agreement, dated as of May 14, 1999 between Mentor Corporation and CIBA Vision Corporation. (12)

10(n) Asset Purchase Agreement, dated as of August 26, 1999 between Mentor Corporation and Xomed, Inc. (13)

10(o)* Transition Agreement, dated August 1, 1999, between Mentor Corporation and Christopher Conway. (14)

10(p)* Executive Employment Agreement, dated August 1, 1999, between Mentor Corporation and Anthony R. Gette. (14)

10(q)* Employment Agreement, dated April 1, 2000, between Mentor Corporation and Adel Michael. (14)

10(r)* Transition and Non Compete Agreement, dated September 28, 2000, between Mentor Corporation and Anthony R. Gette.

10(s)* Employment Agreement, dated October 16, 2000, between Mentor Corporation and Eugene G. Glover. (16)

10(t)* Employment Agreement, dated November 28, 2000, between Mentor Corporation and Ramona Schwab. (16)

10(u)* Employment Agreement, dated November 28, 2000, between Mentor Corporation and Bobby K. Purkait. (16)

10(v) Purchase Agreement, dated February 8, 2001, between Mentor Corporation and Sanofi-Synthelabo and Synthelabo Biomedical.

10(w) Purchase Agreement, dated January 19, 2001, between Mentor Corporation and South Bay Medical LLC.

10(x) Amended and Restated Credit Agreement, dated October 25, 2000 between Mentor Corporation and Sanwa Bank California.

10(y) First Amendment to Amended and Restated Credit Agreement, dated February 2, 2001 between Mentor Corporation and Sanwa Bank California.

10(z) Second Amendment to Amended and Restated Credit Agreement, dated February 14, 2001 between Mentor Corporation and Sanwa Bank California.

21 Subsidiaries of the Company

23 Consent of Ernst & Young LLP, Independent Auditors

* Management contract or compensatory plan or arrangement.

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

(10) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-7955.

(11) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-7955.

(12) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-7955.

(13) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended December 31, 1999, File No. 0-7955.

(14) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-7955.

(15) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended June 30, 2000, File No. 0-7955.

(16) Incorporated by reference to Exhibits to Annual Report on Form 10-Q for the quarter ended December 31, 2000, File No. 0-7955.

(b) Reports on Form 8-K

(1) On January 24, 2001 the Company filed a current report under Item 9 of Form 8-K concerning a press release dated January 23, 2000 "Mentor Reports Third Quarter Results" for fiscal 2001.

(2) On January 24, 2001 the Company filed a current report under Item 5 of form 8-K concerning a press release dated January 22, 2001 "Mentor Acquires Breakthrough Brachytherapy Technology" through the acquisition of the assets of South Bay Medical LLC.

(3) On February 20, 2001 the Company filed a current report under Item 2 of Form 8-K concerning a press release dated February 9, 2001 "Mentor Acquires Leading French Urology Company", Porges S.A.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

 Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Los Angeles, California
May 7, 2001

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,
(in thousands)	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 63,854	$ 24,313
Marketable securities	584	52,563
Accounts receivable, net of allowance for doubtful accounts of $3,578 in 2001 and $2,976 in 2000	57,427	45,310
Inventories	46,721	34,441
Deferred income taxes	10,116	5,739
Prepaid expenses and other	9,331	6,096
Total current assets	188,033	168,462

Property and equipment, net	51,149	36,522
Intangible assets, net	37,773	4,008
Goodwill, net	6,547	4,394
Long-term marketable securities and investments	5,704	12,848
Other assets	1,631	4,472
	$ 290,837	$ 230,706

Liabilities and shareholders' equity
Current liabilities:
Account payable and accrued liabilities	$ 55,246	$ 39,845
Income taxes payable	2,992	3,868
Dividends payable	710	608
Short-term bank borrowings	16,624	-
Total current liabilities	75,572	44,321

Deferred income taxes	8,268	2,743
Accrued liabilities	10,691	-

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 50,000,000 shares; Issued and outstanding--
23,671,770 shares in 2001;
24,208,834 shares in 2000;	2,367	2,421
Capital in excess of par value	7,625	9,876
Accumulated other comprehensive income (loss)	(4,282)	2,323
Retained earnings	190,596	169,022
	196,306	183,642
	$ 290,837	$ 230,706

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended March 31,
(in thousands, except per share data)	2001	2000	1999
Net sales	$ 268,894	$ 249,345	$ 204,576
Costs and expenses:
Cost of sales	104,696	94,658	77,967
Selling, general, and administrative	100,379	98,555	81,648
Research and development	19,632	16,701	14,820
Restructuring charge	2,400	-	-
	227,107	209,914	174,435

Operating income from continuing operations	41,787	39,431	30,141
Interest expense	(276)	(34)	(272)
Interest income	4,209	2,982	926
Other income, net	829	10	93

Income from continuing operations before income taxes	46,549	42,389	30,888

Income taxes	14,731	13,563	10,447
Income from continuing operations	31,818	28,826	20,441
Income (loss) from discontinued operations, net of income taxes	260	7,713	(6,479)
Net income	$ 32,078	$ 36,539	$ 13,962

Basic earnings (loss) per share:
Continuing operations	$ 1.35	$ 1.18	$ 0.83
Discontinued operations	0.01	0.32	(0.26)
Basic earnings per share	$ 1.36	$ 1.50	$ 0.57

Diluted earnings (loss) per share:
Continuing operations	$ 1.32	$ 1.16	$ 0.80
Discontinued operations	0.01	0.30	(0.25)
Diluted earnings per share	$ 1.33	$ 1.46	$ 0.55

See notes to consolidated financial statements

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total
Balance March 31, 1998	25,021	$ 2,502	$ 35,189	$ 3,596	$123,398	$ 164,685
Comprehensive income:
Net income					13,962	13,962
Foreign currency translation adjustment				263		263
Unrealized loss on investments				(4,120)		(4,120)
Comprehensive income						10,105
Exercise of stock options	660	66	4,614	-	-	4,680
Income tax benefit arising from the exercise of stock options	-	-	2,038	-	-	2,038
Repurchase of common shares	(1,132)	(113)	(20,339)	-	-	(20,452)
Dividends declared ($.10 per share)	-	-	-	-	(2,438)	(2,438)
Balance March 31, 1999	24,549	2,455	21,502	(261)	134,922	158,618
Comprehensive income:
Net income					36,539	36,539
Foreign currency translation adjustment				(1,553)		(1,553)
Unrealized gain on investments				4,137		4,137
Comprehensive income						39,123
Exercise of stock options	572	57	5,608	-	-	5,665
Income tax benefit arising from the exercise of stock options	-	-	2,077	-	-	2,077
Repurchase of common shares	(912)	(91)	(19,311)	-	-	(19,402)
Dividends declared ($.10 per share)	-	-	-	-	(2,439)	(2,439)
Balance March 31, 2000	24,209	2,421	9,876	2,323	169,022	183,642
Comprehensive income:
Net income					32,078	32,078
Foreign currency translation adjustment				(2,217)	-	(2,217)
Unrealized loss on investments				(4,388)	-	(4,388)
Comprehensive income						25,473
Exercise of stock options	286	29	2,458	-	-	2,487
Issuance of common stock in acquisition of intangible assets	435	43	9,079	-	-	9,122
Issuance of common stock in acquisition of South Bay Medical LLC	235	24	3,976	-	-	4,000
Income tax benefit arising from the exercise of stock options	-	-	2,133	-	-	2,133
Repurchase of common shares	(1,493)	(150)	(19,897)	-	(8,022)	(28,069)
Dividends declared ($.105 per share)	-	-	-	-	(2,482)	(2,482)
Balance March 31, 2001	23,672	$ 2,367	$ 7,625	$ (4,282)	$190,596	$ 196,306

See notes to consolidated financial statements

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
(in thousands)	2001	2000	1999
Cash From Operating Activities:
Income from continuing operations	$ 31,818	$ 28,826	$ 20,441
Adjustments to derive cash flows from continuing operating activities:
Depreciation	8,528	7,760	7,537
Amortization	1,812	973	974
Deferred income taxes	(1,438)	529	(1,165)
Loss on sale of assets	(64)	401	107
Gains on long-term marketable securities and investments write downs, net	(1,142)	(134)	-
Changes in operating assets and liabilities:
Accounts receivable	2,144	(7,879)	(5,764)
Inventories and other current assets	(3,063)	(5,645)	(1,522)
Accounts payable and accrued liabilities	3,173	11,631	1,918
Income taxes payable	323	(2,917)	616
Net cash provided by continuing operating activities	42,091	33,545	23,142
Net cash provided by (used for) discontinued operating activities	260	(8,557)	1,720
Net cash provided by operating activities	42,351	24,988	24,862

Cash From Investing Activities:
Purchases of property and equipment	(7,457)	(9,195)	(10,850)
Purchases of intangibles and goodwill	(2,710)	(2,240)	(2,866)
Purchases of marketable securities	(75,552)	(50,715)	-
Sales of marketable securities	129,870	3,757	9,519
Acquisitions, net of cash acquired	(32,896)	-	-
Other, net	(56)	(1,028)	(2,053)
Net cash used for continuing investing activities	11,199	(59,421)	(6,250)
Net cash provided by (used for) discontinued investing activities	-	59,392	(1,423)
Net cash used for investing activities	11,199	(29)	(7,673)

Cash From Financing Activities:
Repurchase of common stock	(28,069)	(19,402)	(20,452)
Proceeds from exercise of stock options	2,487	5,665	4,680
Dividends paid	(2,380)	(2,442)	(2,460)
Borrowings under line of credit agreement	19,953	-	6,900
Repayments under line of credit agreement	(6,000)	(4,000)	(2,900)
Reduction in long-term debt	-	-	(50)
Net cash used for financing activities	(14,009)	(20,179)	(14,282)

Increase in cash and cash equivalents	39,541	4,780	2,907
Cash and cash equivalents at beginning of year	24,313	19,533	16,626
Cash and cash equivalents at end of year	$ 63,854	$ 24,313	$ 19,533

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$ 14,009	$ 8,365	$ 6,727
Interest	$ 152	$ 51	$ 226
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition of South Bay Medical	$ 4,000	$ -	$ -
Issuance of common stock in acquisition of intangible assets	$ 9,122	$ -	$ -
Liabilities accrued related to the acquisition of intangible assets	$ 10,720	$ -	$ -

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

Note A - Summary of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969. The Company develops, manufactures and markets a broad range of products for the medical specialties of plastic and general surgery and urology. The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, and retail outlets. The results of operation of the ophthalmic segment of the business are presented as discontinued operations and not included in continuing operations.

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

Marketable Securities

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards No. 115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 2001 and 2000. The Company's short-term marketable securities consist primarily of commercial paper and municipal bonds that are of limited credit risk and have contractual maturities of less than two years.

The Company's long-term marketable securities and investments includes the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI), and shares of Paradigm Medical Industries, Inc. (Paradigm) received in connection with the sale of assets of discontinued operations. Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is valued and recorded at $3 million (cost of $6 million), as quoted market prices are not available. During the year ended March 31, 2000, the Company recorded a $3 million write down as a charge to other income related to its investment in Intracel Corporation. The equity interests in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and in Paradigm are recorded at an aggregate fair market value of $2,704,000, (cost of $1,737,000) and $9,840,000 (cost of $2,122,000) based upon quoted stock market prices at March 31, 2001 and 2000, respectively. The unrealized gain of $629,000 and $5,017,000, net of taxes of $338,000 and $2,701,000, at March 31, 2001 and 2000, respectively, is reported within accumulated other comprehensive income included as a separate component of shareholders' equity.

During the year ended March 31, 2001, the Company sold a portion of its NASI and Paradigm securities and realized a pre-tax gain of $1 million, which is reflected in other income, net.

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

Revenue Recognition

In the United States and in those countries where the Company has sales offices, the Company employs specialized direct sales employees. The Company also markets its products through distributors in those countries where it does not have a sales office or for certain products, particularly its disposable incontinence products, through a domestic network of independent hospital supply dealers and health care distributors and through retail pharmacies.

Sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the report of usage by the customer. The Company allows credit for products returned within its policy terms. Such returns are estimated and an allowance provided at the time of sale. The Company provides a warranty on certain of its implants and capital equipment products against defects in workmanship and material. Estimated warranty costs are provided at the time of sale and periodically adjusted to reflect actual experience.

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

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, and trademarks. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method. Accumulated amortization of intangibles was $5,564,000 at March 31, 2001 and $4,425,000 at March 31, 2000. The excess purchase cost over fair value of net identifiable assets acquired, goodwill, is amortized on a straight-line basis over 15 to 40 years. Accumulated amortization of goodwill was $1,882,000 at March 31, 2001 and $1,422,000 at March 31, 2000. The Company assesses on an ongoing basis the recoverability of goodwill and intangibles based on estimates of future undiscounted cash flows for the applicable business compared to net book value. If the future undiscounted cash flow estimates were less than net book value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

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

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing. Advertising expenses for 2001 were approximately $3.3 million, in 2000 $7.2 million and were not significant in 1999. There were no significant capitalized advertising costs as of March 31, 2001, 2000 and 1999.

Foreign Operations

Export sales to independent distributors, principally to Canada and Western Europe, were $14,342,000, $16,121,000 and $14,335,000 in 2001, 2000 and 1999, respectively. In addition, $44,182,000, $33,241,000 and $30,713,000 of sales in 2001, 2000 and 1999, respectively, were from the Company's direct international sales offices primarily in Canada and Western Europe. Income before income taxes for foreign operations was $6,445,000, $6,629,000 and 4,707,000 for fiscal 2001, 200 and 1999 respectively.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The assets and liabilities of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss). Transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period they occur. Transaction exchange gains and losses were immaterial in 2001, 2000 and 1999. The Company generally does not use derivative instruments.

Effects of Recent Accounting Pronouncements

In September 2000, the emerging issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fee and Costs," which addresses the classification of outbound shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal year 2001 resulting in a reclassification of outgoing freight revenue from a deduction from cost of sales to an increase in revenue. In accordance with the guidance, sales and cost of goods sold for all prior periods presented have been reclassified. As a result of the reclassification, fiscal 2001 sales and cost of sales increased by $2,908,000 to $268,894,000 and $104,696,000, respectively, and fiscal 2000 sales and cost of sales increased by $2,001,000 to $249,345,000 and $94,658,000, respectively, and fiscal 1999 increased by $1,793,000 to $204,576,000 and $77,967,000, respectively. These reclassifications had no effect on reported gross profit or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Adoption of SAB No. 101 in the fourth quarter of fiscal 2001 did not have a significant effect on the Company's consolidated results of operations or financial position.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Subsequently, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS 133 for one year. This standard is effective for the quarter ending June 30, 2001. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Based upon the Company's limited use of derivatives and hedging, management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Note B - Inventories

Inventories at March 31 consisted of:
(in thousands)	2001	2000
Raw materials	$ 7,212	$ 5,880
Work in process	9,564	7,068
Finished goods	29,945	21,493
	$ 46,721	$ 34,441

Note C - Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)	2001	2000
Land	$ 405	$ 286
Buildings	14,350	9,489
Leasehold improvements	17,580	16,502
Furniture, fixtures and equipment	60,143	47,847
Construction in progress	4,200	1,711
	96,678	75,835
Less accumulated depreciation and amortization	(45,529)	(39,313)
	$ 51,149	$ 36,522

Note D - Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

	Year Ended March 31,
(in thousands)	2001	2000	1999
Unrealized gains (losses) arising during period, net of taxes of ($1,963), $3,257 and ($2,330), respectively	$ (3,646)	$ 6,043	$ (4,120)
Reclassification adjustments for gains realized in net income, net of taxes of $400 and $1,026, respectively	(742)	(1,906)	-
Change in net unrealized gains (losses) on securities	$ (4,388)	$ 4,137	$ (4,120)

Accumulated other comprehensive income for each classification is as follows:
	Year Ended March 31,
(in thousands)	2001	2000	1999
Net unrealized gains on securities	$ 629	$ 5,017	$ 880
Foreign currency translation adjustments	(4,911)	(2,694)	(1,141)
Accumulated other comprehensive income (loss)	$ (4,282)	$ 2,323	$ (261)

Note E - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2001	2000
Trade accounts payable	$ 14,731	$ 10,342
Warranty and related reserves	12,062	6,563
Accrued compensation	11,062	8,972
Sales returns	4,913	6,401
Current portion of South Bay Medical purchase price	3,675	-
Accrued royalties	1,150	1,600
Other	7,653	5,967
	$ 55,246	$ 39,845

Note F - Short-Term Bank Borrowings
At March 31, 2001, the Company had a secured line of credit, (the Credit Agreement), for borrowings up to $25 million. Borrowings accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion. The Credit Agreement includes certain covenants, which, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. No amounts were outstanding at March 31, 2000 and accordingly $25 million was available for borrowings.

The Company borrowed and repaid $6 million under the Credit Agreement in the first quarter of fiscal 2001 to temporarily fund its stock repurchase program. In February 2001, the Company borrowed $14.1 million under the Credit Agreement to fund its acquisition of Porges S.A. In addition, In February 2001, several lines of credit were established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $3.7 million. Outstanding borrowings under these arrangements at March 31, 2001 had a weighted-average interest rate of 5.96%. At March 31, 2001, $2.5 was outstanding under these foreign lines of credit. At March 31, 2001, a total of $12.1 million was available under the Credit Agreement and the foreign lines of credit.

Note G - Stock Options
The Company has granted options to key employees and non-employee directors under a qualified 2000 Plan and 1991 Plan. Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire in ten years. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 2001, 2000 and 1999 was as follows:
	At March 31
	Options Outstanding
	Number of Shares	Weighted Average Price per Share
Balance March 31, 1998	2,818,893	$ 12.76

Granted	361,300	21.31
Exercised	(633,682)	7.02
Canceled or terminated	(166,725)	21.52
Balance March 31, 1999	2,379,786	$ 15.04

Granted	613,000	15.84
Exercised	(577,659)	10.15
Canceled or terminated	(184,750)	19.99
Balance March 31, 2000	2,230,377	$ 16.12

Granted	1,453,550	16.39
Exercised	(286,119)	8.69
Canceled or terminated	(523,527)	18.70
Balance March 31, 2001	2,874,281	$ 16.53

At March 31, 2001, the Company had two Plans under which stock options were available, including the amended 2000 Long-term Incentive Plan (2000 Plan), approved by the Company's stockholders on October 19, 2000. At March 31, 2001, the 2000 Plan had options for 2,880,000 shares available for grant. The 1991 Plan had options for 780,100 shares and options for 1,590,125 shares available for grant at March 31, 2001 and 2000, respectively.

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

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:
	Year Ended March 31,
	2001	2000	1999
Weighted average fair value of stock options granted	$ 10.12	$ 8.67	$ 11.99
Risk-free interest rate	6.4%	5.5%	5.6%
Expected life (in years)	7.5	7.5	7.2
Expected volatility	0.557	0.524	0.528
Expected dividend yield	0.6%	0.7%	0.5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially effect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized over the option's vesting period. The pro forma effect on net income for the year ended March 31, 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. In 2000, however, the pro forma results include a full four years worth of option grants. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):
Year Ended March 31,
(in thousands)	2001	2000	1999
Net income: as reported	$ 32,078	$ 36,539	$ 13,962
Net income: Pro forma	$ 28,838	$ 33,812	$ 11,266

Basic earnings per share: as reported	$ 1.36	$ 1.50	$ 0.57
Basic earnings per share: Pro forma	$ 1.22	$ 1.39	$ 0.46

Diluted earnings per share: as reported	$ 1.33	$ 1.46	$ 0.55
Diluted earnings per share: Pro forma	$ 1.18	$ 1.36	$ 0.44

Information regarding stock options outstanding as of March 31, 2001 is as follows:
	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Under $16.00	1,385,456	6.75 years	$ 12.95	601,581	$ 9.61
$16.00 to $22.00	1,208,750	8.08 years	$ 18.61	347,000	$ 21.61
Over $22.00	280,075	5.80 years	$ 25.19	238,014	$ 24.54

At March 31, 2001, 2000 and 1999 stock options to purchase 1,186,595, 1,202,852 and 1,424,000 shares, respectively, were exercisable at weighted-average prices of $16.27, $13.78 and $10.73, respectively.

Note H - Income Taxes

Income tax expense from continuing operations consists of the following:
	Year Ended March 31,
(in thousands)	2001	2000	1999
Current:
Federal	$ 15,605	$ 10,650	$ 9,736
Foreign	1,411	1,036	1,052
State	1,166	1,348	834
	18,182	13,034	11,622
Deferred:
Federal	(2,936)	521	(1,150)
State	(515)	8	(25)
	(3,451)	529	(1,175)
	$ 14,731	$ 13,563	$ 10,447

The reconciliation of the federal statutory rate to the Company's effective rate for continuing operations is as follows:
	Year Ended March 31,
	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal tax benefit	1.6	1.8	2.7
Non-taxable interest and dividends	(0.1)	(0.1)	(0.4)
Research and development credit	(2.1)	(2.0)	(2.0)
Foreign Sales Corporation	(1.0)	(1.1)	(1.2)
Foreign operations	(2.0)	(1.9)	(1.0)
Non-deductible goodwill	0.1	0.2	0.2
Other	0.1	0.1	0.5
	31.6%	32.0%	33.8%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:
	Year Ended March 31,
(in thousands)	2001	2000
Deferred tax liabilities:
Tax over book depreciation	$ (1,106)	$ (1,146)
Unrealized gain on long term
Marketable securities	(2,363)	(2,701)
Porges book over tax basis	(4,799)	-
	(8,268)	(3,847)
Deferred tax assets:
Book liabilities not deductible for tax	9,162	5,122
Inventory	1,056	809
Profit in inventory of foreign subsidiaries	1,260	912
	11,478	6,843
Net deferred tax assets	$ 3,210	$ 2,996

At March 31, 2001, foreign earnings of $6,183,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no U.S tax has been provided. If repatriated, additional taxes of approximately $2,164,000 on these earnings, net of applicable foreign tax credit carryforwards, would be due.

Note I - Acquisitions

Porges S.A.
On February 9, 2001, the Company purchased all of the outstanding shares of Porges S.A. ("Porges") from Sanofi-Synthelabo. Porges is a manufacturer of urological products supplying a complete range of products for the urological surgeon, including diagnostic tools and various devices for surgery and postoperative follow-up. The Company paid $32 million in consideration for all outstanding shares of Porges and all of its foreign sales offices.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of assets acquired was determined based upon an internal valuation and by using a combination of methods, including an income approach for the intellectual properties and replacement cost for tangible assets.

The total purchase price was allocated to tangible assets of $46,224,000, intangible assets of $4,241,000, customer base of $895,000, workforce-in-place of $1,885,000 and goodwill of $2,414,000, offset by accrued liabilities of $18,363,000 and deferred income tax liabilities of $4,799,000. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

Goodwill is being amortized over its estimated useful life of fifteen years. The other acquired intangible assets are being amortized over their estimated useful lives of five to fifteen years.

The following unaudited pro forma financial information presents the combined results of continuing operations of the Company and Porges as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets.

(In thousands except per share amounts)
Fiscal Years Ended March 31,	2001	2000
Net sales	$ 307,674	$ 296,244
Net income	$ 31,055	$ 28,051
Pro forma earnings per share: Basic Diluted	$ 1.31 $ 1.28	$ 1.15 $ 1.12

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

South Bay Medical LLC
On January 19, 2001, the Company purchased the assets of South Bay Medical LLC, a company focused on the development of a new computer based workstation and automated cartridge-based needle loading system for use in Brachytherapy procedures. The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition. Pro forma results for fiscal 2001 and 2000, assuming the acquisition occurred at the beginning of the period, would not be materially different from the results reported. The Company paid $2,000,000 in cash and issued restricted common stock valued at $4 million on the date of purchase. Additional purchase price payments will be made over the next several years as the workstation sales are made. The net present value of these amounts are recorded at March 31, 2001, in short term accrued liabilities ($3,675,000) and in long term accrued liabilities ($7,045,000) as the Company believes it is probable these payments will be paid. The purchase price allocation included $16,820,000 allocated to patents and other intangibles which will be amortized over a period not to exceed 15 years using the straight-line method. The related acquisition agreement also provides for certain other contingent amounts to be paid which will be expensed as earned based upon future sales levels.

Partnership Technologies
Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed funds towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology. The Company paid to the partnership approximately $2 million of these payments in fiscal 2000. The Company was the general partner for this partnership. The agreement included an option to purchase the technology and thereby terminate the partnership. In fiscal 2001, the Company exercised its option to make a lump sum payment to the Limited Partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended. The Limited Partners could elect to be paid in cash, the Company's common stock, or a combination thereof. This transaction was completed on August 14, 2000. The Limited Partners elected to be paid $1 million in cash and 434 thousand shares of the Company's common stock which had a value of $9 million. As a result of this purchase, the Company recorded an intangible asset of $10 million which will be amortized using the straight-line method over its estimated useful life of twenty years.

Note J - Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate Basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate Diluted earnings per share, follows:
	Year Ended March 31,
(in thousands)	2001	2000	1999
Weighted average outstanding shares: basic	23,627	24,384	24,550
Shares issuable through exercise of stock options	559	700	844
Weighted average outstanding shares: diluted	24,186	25,084	25,394

Shares issuable through options are determined using the treasury stock method.

Options to purchase 1,488,825, 980,525 and 1,114,100 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 2001, 2000 and 1999, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Note K - Commitments
The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from one to twelve years. Most leases contain renewal options. Rental expense for these leases was $3.3 million, $3.6 million and $3.4 million for fiscal 2001, 2000 and 1999, respectively.

Future minimum lease payments under lease arrangements at March 31, 2001 are as follows:
(in thousands)
	2002	$ 3,520
	2003	3,142
	2004	3,222
	2005	3,332
	2006	3,365
	Thereafter	23,792
	Total	$ 40,373

Note L - Related Party Transactions
In 1991, the Company entered into an exclusive license agreement with Rochester Medical Corporation (Rochester) to market and distribute certain external catheter products developed by Rochester. The Company purchased $59,000, $101,000 and $1,900,000 of product from Rochester in 2001, 2000 and 1999, respectively. Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation. The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

Note M - Contingencies
Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company carries product liability insurance on all its products, except silicone gel-filled implants, which are only available within the United States through a controlled clinical study. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. In addition, the Company also offers warranty coverage on some of its products. The Company has recorded warranty and related reserves ($12,062,000 and $6,563,000 at March 31, 2001 and 2000, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated warranty and product liability claims.

In 1998, the Company learned that the FDA's Office of Criminal Investigations (OCI) was conducting an investigation involving the Company. Mentor understood that the investigation was dormant until in April 2000, when OCI issued a letter requesting that the Company provide OCI with manufacturing data and other corporate records, which the Company subsequently provided to OCI. The Company is cooperating fully with the OCI investigation. At this time, OCI has declined to identify the specific focus of its investigation involving Mentor, and Mentor has had no direct contact with OCI regarding the investigation other than contact related to document requests. It is not possible to predict the outcome of this investigation at this time or its potential impact on Mentor. The Company believes that it is in compliance with all applicable laws, rules and regulations.

The Securities and Exchange Commission informed the Company that it is investigating, under a formal order of investigation, the events relating to the March 23, 2000 USA Today article entitled "Breast Implant manufacturer under investigation by the FDA," which was authored by Rita Rubin, and the March 23, 2000 press release issued by Mentor responding to that article, and possibly other matters. The Company is cooperating fully with the SEC's investigation. At this time, the SEC, Division of Enforcement has not identified the specific focus of its investigation involving Mentor. It is not possible to predict the outcome of this investigation at this time or its potential impact on Mentor. An investigation does not indicate that the SEC or its staff has concluded that violations of law have occurred.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note N - Restructuring Charges and Discontinued Operations
During fiscal 2001, the Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. Employees affected by the restructuring were provided with a severance package, outplacement counseling and extended benefits to help with the transition. This program resulted in a restructuring charge included in general and administrative expenses of $2.4 million. Substantially all amounts related to the restructuring charge were paid by March 31, 2001.

In December 1998, Mentor announced a restructuring plan as part of a strategic initiative to improve the profitability and competitiveness of its ophthalmic business by reducing manufacturing costs and concentrating on those products and markets capable of sustained, long-term profitable growth.

The restructuring plan resulted in a charge to the operating results of the ophthalmic business segment of $14 million in the third quarter of fiscal 1999. The $14 million charge consisted of approximately $1.9 million for employee termination benefits related to the workforce reduction of 150 positions, $800,000 for plant closing costs, $3.3 million for the impairment write down of production assets to their estimated fair value, approximately $1 million for the write down of intangible assets related to discontinued products, and $7 million for the write down of inventory to its estimated net realizable value.

During the implementation of this plan, the Board of Directors authorized management to evaluate potential buyers for the product lines of the ophthalmic business segment. In March 1999, the Company adopted a plan to dispose of its ophthalmic business segment. During the quarter ended June 30, 1999, the Company completed the sale of the assets of the intraocular lens business, for cash consideration of $38.4 million and recorded a related gain of $7.5 million, net of $3.8 million in income taxes. On October 4, 1999, the Company completed the sale of the remaining assets of the ophthalmic equipment business for cash consideration of $21 million and recorded a related gain after income taxes of $1.1 million.

Consistent with the plan to dispose of its ophthalmic business segment, the net assets and operations of the ophthalmic segment of the business, comprised of the intraocular lens products and ophthalmic equipment product lines have been classified as discontinued operations.

The results of discontinued operations for the three years ending March 31, 2001, 2000 and 1999 are as follows:
	Year Ended March 31,
	2001	2000	1999(1)
Revenues	$ -	$ 14,660	$ 37,893
Income (loss) before income taxes	400	169	(10,436)
Income tax expense (benefit)	140	973	(3,957)
Net income (loss) from discontinued operations	260	(804)	(6,479)
Gain from disposal, net of income taxes of $8,933	-	8,517 (2)	-
Net income (loss) from discontinued operations	$ 260	$ 7,713	$ (6,479)

(1)	Includes charges totaling $14 million related to the restructuring plan discussed above.
(2)

Income taxes as a percent of the income before income taxes, and the gain from disposal are higher than the statutory income tax rate due to non-deductible goodwill included in the sale and Puerto Rico tollgate taxes arising from the repatriation of earnings.

Assets and liabilities related to discontinued operations at March 31, 2001 and 2000 are not significant.

Note O - Business Segment Information
The Company's operations are principally managed and reported on a product basis. There are three reportable segments: Aesthetic and General Surgery, Surgical Urology and Clinical and Consumer Healthcare. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses such as interest and certain corporate expenses are not allocated to the segments.

The Aesthetic and General Surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis® Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The Surgical Urology segment includes penile implants, surgical incontinence products and brachytherapy seeds for the treatment of prostate cancer. The Clinical and Consumer Healthcare segment includes catheters and other products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the years ended March 31, 2001, 2000 and 1999 follows:
	Year Ended March 31,
(in thousands)	2001	2000	1999
Revenues
Aesthetic and General Surgery Products	$ 157,122	$ 150,334	$ 123,516
Surgical Urology Products	62,264	52,794	37,431
Clinical and Consumer Healthcare Products	49,508	46,217	43,629
Total consolidated revenues	$ 268,894	$ 249,345	$ 204,576

	Year Ended March 31,
(in thousands)	2001	2000	1999
Operating profit
Aesthetic and General Surgery	$ 34,792	$ 32,994	$ 24,810
Surgical Urology	6,405	6,729	4,739
Clinical and Consumer Healthcare	8,897	8,388	7,895
Total reportable segments	$ 50,094	$ 48,111	$ 37,444

	March 31,
(in thousands)	2001	2000	1999
Identifiable assets
Aesthetic and General Surgery	$ 84,363	$ 76,649	$ 65,451
Surgical Urology	82,152	27,672	21,258
Clinical and Consumer Healthcare	41,302	27,032	31,514
Total reportable segments	$ 207,817	$ 131,353	$ 118,223

	March 31,
(in thousands)	2001	2000	1999
Depreciation and amortization
Aesthetic and General Surgery	$ 3,160	$ 2,934	$ 3,790
Surgical Urology	1,676	1,043	1,589
Clinical and Consumer Healthcare	2,599	2,515	1,657
Total reportable segments	7,435	6,492	7,036
Corporate and other	2,905	2,241	1,475
	$ 10,340	$ 8,733	$ 8,511

	Year Ended March 31,
(in thousands)	2001	2000	1999
Capital expenditures
Aesthetic and General Surgery	$ 3,782	$ 1,452	$ 3,762
Surgical Urology	1,385	2,333	2,198
Clinical and Consumer Healthcare	2,105	855	4,887
Total reportable segments	7,272	4,640	10,847
Corporate and other	3,033	6,805	2,869
	$ 10,305	$ 11,445	$ 13,716

The following tables reconcile segment information to the amounts shown on the consolidated financial statements.

	Year Ended March 31,
(in thousands)	2001	2000	1999
Operating profit from continuing operations
Reportable segments	$ 50,094	$ 48,111	$ 37,444
Corporate operating loss	(8,307)	(8,680)	(7,303)
Interest expense	(276)	(34)	(272)
Interest income	4,209	2,982	926
Other income	829	10	93
Income from continuing operations before taxes	$ 46,549	$ 42,389	$ 30,888

	March 31,
(in thousands)	2001	2000	2001
Identifiable assets
Reportable segments	$ 207,817	$ 131,353	$ 118,223
Corporate and other	83,020	99,353	37,889
Net assets of discontinued operations	-	-	39,899
Consolidated assets	$ 290,837	$ 230,706	$ 196,011

Selected financial information for the Company's operations by geographic area is as follows:

	Year Ended March 31,
(in thousands)	2001	2000	1999
Geographic area revenue
United States	$ 210,370	$ 199,982	$ 159,387
Foreign	58,524	49,363	45,189
Consolidated total	$ 268,894	$ 249,345	$ 204,576

	March 31,
(in thousands)	2001	2000	1999
Geographic area long-lived assets
United States	$ 72,272	$ 42,948	$ 40,667
Foreign	23,197	1,976	1,555
Consolidated total	$ 95,469	$ 44,924	$ 42,222

Note P - Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations.

(in thousands, except per share data)	Quarter
Year Ended March 31, 2001	First	Second	Third	Fourth
Sales, as originally reported	$ 66,785	$ 60,349	$ 60,978	$ 77,874
Reclassification of outbound shipping costs to cost of sales	750	689	623	846
Net sales	67,535	61,038	61,601	78,720
Gross profit	41,834	37,092	38,448	46,824
Income from continuing operations	8,333	6,023	7,178	10,284
Income (loss) from discontinued operations	-	-	-	260
Net income	8,333	6,023	7,178	10,544
Basic earnings per share:
Continuing operations	$ 0.35	$ 0.25	$ 0.31	$ 0.44
Discontinued operations	-	-	-	0.01
Basic earnings per share	$ 0.35	$ 0.25	$ 0.31	$ 0.45
Diluted earnings per share:
Continuing operations	$ 0.34	$ 0.25	$ 0.30	$ 0.43
Discontinued operations	-	-	-	0.01
Diluted earnings per share	$ 0.34	$ 0.25	$ 0.30	$ 0.44

Year Ended March 31, 2000
Sales, as originally reported	$ 60,144	$ 58,002	$ 60,587	$ 68,611
Reclassification of outbound shipping costs to cost of sales	567	509	534	391
Net sales	60,711	58,511	61,121	69,002
Gross profit	38,624	36,091	37,443	42,528
Income from continuing operations	6,976	6,013	7,273	8,564
Income (loss) from discontinued operations	6,937	289	571	(84)
Net income	13,913	6,302	7,844	8,480
Basic earnings per share:
Continuing operations	$ 0.28	$ 0.25	$ 0.30	$ 0.35
Discontinued operations	0.29	0.01	0.02	-
Basic earnings per share	$ 0.57	$ 0.26	$ 0.32	$ 0.35
Diluted earnings per share:
Continuing operations	$ 0.28	$ 0.24	$ 0.29	$ 0.34
Discontinued operations	0.28	0.01	0.02	-
Diluted earnings per share	$ 0.56	$ 0.25	$ 0.31	$ 0.34

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$ 2,976	$ 1,569	$ 219	$ 1,186	$ 3,578

Liability Reserves:
Warranty and related reserves	$ 6,563	$ 9,463	$ -	$ 3,964	$ 12,062
Accrued sales returns and allowances	6,401	-	-	1,488	4,913
	$ 12,964	$ 9,463	$ -	$ 5,452	$ 16,975
Year Ended March 31, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$ 2,072	$ 1,888	$ -	$ 984	$ 2,976

Liability Reserves:
Warranty and related reserves	$ 4,248	$ 6,515	$ -	$ 4,200	$ 6,563
Accrued sales returns and allowances	5,126	1,275	-	-	6,401
	$ 9,374	$ 7,790	$ -	$ 4,200	$ 12,964
Year Ended March 31, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$ 1,606	$ 960	$ -	$ 494	$ 2,072

Liability Reserves:
Warranty and related reserves	$ 3,580	$ 3,825	$ -	$ 3,157	$ 4,248
Accrued sales returns and allowances	5,503	-	-	377	5,126
	$ 9,083	$ 3,825	$ -	$ 3,534	$ 9,374

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

17. Mentor Medical Systems, France, S.A.

18. Mentor Medical Systems, Canada, Inc.

19. MDI Company Ltd.

20. Mentor Medical Systems, Iberica, S.L.

21. Havas Medical, B.V.

22.   Mentor Medical Inc.

23. Mentor Benelux B.V.

24. Mentor Japan K.K.

25.   Mentor Medical Systems, C.V.

26.   Mentor Medical Italia, S.r.l.

27.   Sierra Laboratories, Inc.

28. Porges S.A. (France)

29. Porges GmbH (Germany)

30. Porges S.L. (Spain)

31. Porges S.R.L. (Italy)

32. Porges, Lda (Portugal)

33. Porges (Belgium)

34. Porges (Netherlands)

35. Porges Co, Ltd (Japan)

36. Porges U.K. Ltd (Great Britain)

EXHIBIT 23

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

 We consent to the incorporation by reference in Registration Statement Number 33-25865 on Form S-8 dated December 22, 1988 and Registration Statement Number 33-48815 on Form S-8 dated June 24, 1992 of our report dated May 7, 2001 with respect to the consolidated financial statements and schedule of Mentor Corporation included in the Annual Report on Form 10-K for the year ended March 31, 2001.

/s/ERNST & YOUNG LLP

Los Angeles, California
June 27, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mentor Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION

/s/CHRISTOPHER J. CONWAY

Christopher J. Conway

President and Chief Executive Officer

DATE: June 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:
/s/CHRISTOPHER J. CONWAY	President and Chief Executive Officer	June 28, 2001
Christopher J. Conway

/s/ADEL MICHAEL Adel Michael	Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer	June 28, 2001

/s/WALTER W. FASTER Walter W. Faster	Director	June 28, 2001

/s/EUGENE G. GLOVER Eugene G. Glover	Director	June 28, 2001

/s/MICHAEL NAKONECHNY Michael Nakonechny	Director	June 28, 2001

/s/DR. RICHARD W. YOUNG Dr. Richard W. Young	Director	June 28, 2001

/s/RONALD J. ROSSI Ronald J. Rossi	Director	June 28, 2001

TRANSITION & NON-COMPETITION AGREEMENT

This Transition & Non-Competition Agreement ("Agreement"), dated September 28, 2000, is between MENTOR Corporation ("COMPANY"), with its executive offices at 201 Mentor Drive, Santa Barbara, California 93111 and ANTHONY R. GETTE ("GETTE") of 4632 Via Roblada, Santa Barbara, California 93110.

RECITALS

COMPANY is in the business of manufacturing and selling medical devices and related products. GETTE has been President and CEO of COMPANY. GETTE has tendered his resignation and has agreed to provide a period of transitional services until May 17, 2001 and has also agreed to a period of NON-COMPETITION ("non-competitition"). GETTE intends to resign effective May 17, 2001. GETTE is willing to be engaged by COMPANY and COMPANY is willing to engage GETTE upon the terms and conditions set forth in this Agreement.

AGREEMENT

GETTE and COMPANY, intending to be legally bound, agree as follows:

1. SERVICES

During the Transition Period, GETTE will continue to be employed by COMPANY, but GETTE will not serve as an officer or director of the COMPANY. GETTE will provide the Company's Board of Directors with advice and consultation on financial and other issues ("Services") during the Transition Period on an as-needed basis.

2. TERM

This Agreement shall commence upon the execution of this Agreement and shall continue until May 17, 2001 (the "Term"), unless terminated sooner as provided in Section 4 of this Agreement.

3. COMPENSATION AND BENEFITS

3.1 Compensation. GETTE's compensation shall consist of salary and medical and other benefits generally provided to employees of COMPANY. Any compensation paid to GETTE shall be pursuant to COMPANY's policies and practices for executive employees and shall be subject to all applicable laws and requirements regarding the withholding of federal, state and/or local taxes. Compensation provided in this Agreement is full payment for Services and GETTE shall receive no additional compensation for extraordinary services unless otherwise authorized.

3.1.1 Base Compensation. COMPANY agrees to pay GETTE an annualized base salary of Four Hundred Thousand Dollars ($400,000.00), less applicable withholdings, payable in equal installments no less frequently than semi-monthly. This Base Compensation shall remain the same for the duration of this Agreement.
      Stock Options. GETTE shall continue to be eligible to participate in COMPANY's 1991 Stock Option Plan ("Plan") during the term of this Agreement. GETTE's participation in the Plan shall be subject to all the terms and conditions of the Plan.

3.2 Business Expenses. COMPANY shall reimburse GETTE for business expenses reasonably incurred in performing Services according to COMPANY's Expense Reimbursement Policy.

3.3 Additional Benefits. COMPANY shall provide GETTE those additional benefits normally granted by COMPANY to executive individuals. Currently COMPANY provides major medical, dental, salary continuation (short-term disability) and long term disability benefits, and eligibility to participate in COMPANY's 401(k) plan.

    Automobile Expense. COMPANY will permit GETTE to select a

business automobile (four-door sedan) for lease by COMPANY for which COMPANY will make lease payments of up to One Thousand Dollars ($1000.00) per month, or as modified from time to time by COMPANY. COMPANY shall pay applicable taxes on the automobile and shall obtain motor vehicle insurance in an amount it deems reasonable in its sole discretion. GETTE may obtain additional liability insurance at his own expense if he so chooses. In addition, on May 17, 2001, GETTE will be given the option of converting the lease on the business vehicle, or returning to COMPANY for return handling.

3.5 Indemnification. COMPANY shall indemnify GETTE from and against any and all claims and liabilities arising from GETTE's performance of his duties under this Agreement whether such claim and/or liability(s) arises during the term of the Agreement or thereafter. This indemnification provision applies only to conduct undertaken solely for the benefit of the Company.

4. TERMINATION

4.1 Circumstances Of Termination. This Agreement and the relationship between COMPANY and GETTE may not be terminated prior to the expiration of the Term without agreement between GETTE and COMPANY.

4.2 GETTE's Rights Upon Termination

4.2.1 Expiration of Term. Upon termination of this Agreement by expiration of the Term set forth in Section 2 above, all obligations of COMPANY to GETTE shall cease, except that COMPANY shall distribute to GETTE any unpaid compensation and reimbursable expenses, less applicable withholdings, owed to GETTE prior to the expiration of the Term.

4.2.2. If this Agreement is terminated prior to the natural expiration of the Term pursuant to Section 4.1.5, GETTE may obtain continuation of his medical insurance coverage pursuant to the provisions of the Consolidated Budget Reconciliation Act, 29 U.S.C. Section 1161, et seq. ("COBRA"). COMPANY agrees to pay for the costs of COBRA for the period from the termination of this Agreement through and including May 17, 2001, up to the maximum provided through COBRA provided that GETTE has not obtained medical coverage through alternate employment and GETTE completes all necessary enrollment materials and complies with all terms and regulations pertaining to COBRA.

4.2.3 Change In Control.

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

ii. Assumption of Obligations.

In the event of a Change in Control, COMPANY will make such agreements with the entity that obtains control of COMPANY such that the acquiring or surviving entity shall assume the responsibilities and obligations set forth in this Agreement.

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
    Covenant Not to Compete. On May 17, 2001, the COMPANY shall pay to GETTE a sum of Four Hundred Thousand Dollars ($400,000.00) in a lump sum amount. GETTE agrees that in exchange, for a period of two (2) years following May 17, 2001, he shall not directly for himself, member of a partnership, or as an officer, director, stockholder, employee or representative of any other entity or individual, engage, directly or indirectly, in any business activity which is directly competitive with the COMPANY.

6.3 Covenant to Deliver Records. All memoranda, notes, records and other documents made or compiled by GETTE, or made available to GETTE during the term of this Agreement concerning the business of COMPANY shall be and remain COMPANY's property and shall be delivered to COMPANY upon the termination of this Agreement or at any other time on request.

7. CERTAIN RIGHTS OF COMPANY

7.1 Announcement. COMPANY shall have the right to make public announcements concerning the execution of this Agreement and certain terms thereof as agreed to by and between GETTE and COMPANY.

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

The parties execute this Agreement as of the date stated above:

ANTHONY R. GETTE MENTOR CORPORATION
/s/ANTHONY R. GETTE By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway
Chairman of the Board

NOTICE ADDRESS: NOTICE ADDRESS:

4632 Via Roblada 201 Mentor Drive
Santa Barbara, California 93110 Santa Barbara, California 93111

PURCHASE AGREEMENT

by and among

SANOFI-SYNTHELABO

and

SYNTHELABO BIOMEDICAL

and

MENTOR CORPORATION

dated

February 8, 2001

PURCHASE AGREEMENT

This PURCHASE AGREEMENT is made as of 8th February 2001, (the "Agreement"), by and among:

SANOFI-SYNTHELABO, a French société anonyme located at 174 avenue de France, 75013 Paris, France, registered with the Registry of Commerce and Companies of Paris under the number
395 030 844 ("SANOFI-SYNTHELABO"),

SYNTHELABO BIOMEDICAL, a French société anonyme located at 22 avenue Galilée, 92350 Le Plessis Robinson, France, registered with the Registry of Commerce and Companies of Nanterre under the number 319 740 726 ( "SYNTHELABO BIOMEDICAL"),

SANOFI-SYNTHELABO and SYNTHELABO BIOMEDICAL being hereinafter, collectively referred to as the "Seller",

and,

MENTOR CORPORATION, a corporation incorporated under the laws of Minnesota, located at 201 Mentor Drive, Santa Barbara, CA 93111,

being hereinafter referred to as the "Purchaser".

The Seller and the Purchaser shall hereinafter be referred to individually as a "Party", or collectively as the "Parties".

The Parties acknowledge that the Purchaser is in the course of incorporating a wholly-owned French subsidiary, to be owned by MENTOR INTERNATIONAL LLC, which will become the owner of the French Shares as referred to in Section 9.9.

W I T N E S S E T H

WHEREAS, SYNTHELABO BIOMEDICAL is the owner of 234,604 shares representing all the outstanding shares of Porges, a French société anonyme located at 22 avenue Galilée, 92350 Le Plessis Robinson, France, with a share capital of 93,841,600 FRF ("PORGES").

WHEREAS, PORGES owns (i) 100% of the share capital of PORGES UK Ltd., a private limited company registered in the United Kingdom ("PORGES UK"), (ii) 100 % of the share capital of PORGES S.r.l., an Italian company ("PORGES ITALY"), (iii) 95% of the share capital of PORGES Co. Ltd., a Japanese corporation ("PORGES JAPAN"), (iv) 100% of the share capital of Porges Produtos e Aparelhos Médicos, Lda, a Portuguese corporation ("PORGES PORTUGAL") and (v) 100% of the share capital of Porges S.L., a Spanish corporation ("PORGES SPAIN").

WHEREAS, SANOFI-SYNTHELABO HOLDING GmbH, a German corporation located at Postdamer Str. 8, 10875 Berlin, Germany, registered under the number 66575 ("SANOFI-SYNTHELABO GmbH"), an Affiliate of SANOFI-SYNTHELABO, is the owner of all the outstanding shares of PORGES GmbH, a German corporation located at Hofer Str. 23, 81737 Munich, Germany, with a share capital of 1 share of 500,000 DM ("PORGES GmbH") .

WHEREAS, SANOFI-SYNTHELABO Affiliates, i.e. SANOFI-SYNTHELABO SA NV, a corporation incorporated under the laws of Belgium ("SANOFI-SYNTHELABO BELGIUM") and SYNTHELABO NETHERLANDS BV, a private limited company incorporated under the laws of the Netherlands ("SYNTHELABO NETHERLANDS"), have created and developed businesses (the "Related Businesses") of commercializing and distributing of medical devices for urology in particular in Belgium and in the Netherlands and, in this respect, own and use the assets listed in Exhibit A and Exhibit B hereto (the "Related Businesses Assets").

WHEREAS, the Purchaser wishes to purchase from the Seller, the French Shares and IP Rights and from (i) SANOFI-SYNTHELABO GmbH the German Shares and (ii) from SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS the Related Businesses Assets, and the Seller wishes to sell to the Purchaser the French Shares and IP Rights and agrees to cause (i) SANOFI-SYNTHELABO GmbH to sell to the Purchaser the German Shares and (ii) SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS to sell to PORGES the Related Businesses Assets, subject to the terms and conditions of this Agreement and the Schedules hereto.

NOW, THEREFORE, in consideration of the mutual covenants hereinafter contained, it is agreed by and between the Parties as follows:

ARTICLE I

CERTAIN DEFINITIONS

Except as otherwise provided in this Agreement, the following words and expressions in this Agreement and the Schedules hereto shall have the meaning hereafter assigned to them, unless the context requires otherwise :

"Affiliate(s)" of any Party shall mean any company or entity which is directly or indirectly, controlled by such Party where "controlled" has the meaning given to it by the provisions of Article L.233-3 of the French Commerce Code. With respect to the Seller, the term Affiliate(s) shall exclude the Companies.

"Business Day or Days" shall mean any day other than a Saturday, Sunday or a public bank holiday in France.

"Companies" shall mean collectively PORGES, PORGES GmbH, and the Subsidiaries, and "Company" shall mean any one of them.

"December Financial Statements" shall mean the audited consolidated financial statements for the Companies (excluding the Related Businesses Assets) for the period ended December 31, 2000.

"Directors": shall mean those persons of PORGES holding the title of Chairman (Président), Manager (Gérant), Managing Director (Directeur Général), Joint Managing Director ( Directeur Général Adjoint), Secretary General (Secrétaire Général), Executive Director (financial, commercial) and/or other titles implying a similar degree of responsibility.

"Encumbrances" shall mean all liens, claims, charges, security interests, pledges, mortgages, preemption or first refusal rights (including without limitation any corporate law or contractual rights) or other encumbrances, rights, claims, or any restriction on the right of alienation (including, without limitation, any options, agreements, escrow agreements, retention of title clause other than in the ordinary course of business or similar rights) of any nature whatsoever.

"French Shares" shall mean all the outstanding shares of PORGES as of the date hereof.

"German Shares" shall mean all the outstanding shares of PORGES GmbH as of the German Closing Date.

"German Closing Date" shall mean the date defined in Article V.

"Governmental Entity or Entities" shall mean any state authority or any court of competent jurisdiction, administrative agency or commission or other governmental authority or instrumentality, domestic or foreign, including any court, administrative agency, commission or other organ of the European Union.

"Intercompany Loan" shall mean the amounts outstanding as of the Closing in respect of loans granted by SANOFI-SYNTHELABO and its Affiliates to the Companies including all accrued interest thereon up to such date.

"IP Rights" shall mean the trademarks owned by SANOFI SYNTHELABO and listed in Schedule 3.15 (i).

"Legal Entity" shall mean any company, de jure or de facto, including any body corporate or partnership with or without legal personality or, an unincorporated association carrying on a trade or business, with or without a view to profit.

"Material Adverse Effect" shall mean a significant reduction in the value of a company or an asset or a significant increase in a liability or the restriction of a company or business to a significant extent to carry on its activities as currently carried out.

"Permitted Encumbrances" shall mean (i) zoning laws and other land use restrictions that do not impair the present use or occupancy of the property subject thereto in a manner that would have a Material Adverse Effect; (ii) any Encumbrances for taxes, assessments and other governmental charges not yet due and payable or due but not delinquent; (iii) any mechanics', workmen's, repairmen's, warehousemen's carriers' or other similar Encumbrances arising in the ordinary course of business, consistent with past practice; (iv) any Encumbrances arising by law which alone or in the aggregate have not had and are not reasonably likely to have a Material Adverse Effect and (v) with respect to any Real Property (as defined in Section 3.11), any easements, rights of way, restrictions, covenants, claims or other similar matters, which do not, individually or in the aggregate, have a Material Adverse Effect on the use or possession of such Real Property.

"PORGES Patents" shall mean the patents listed in Schedule 3.15 (iii) all of which have been transferred to PORGES by SANOFI-SYNTHELABO.

"Securities" shall mean the Shares and any other kind of securities whether or not giving the holder (pursuant to Articles L 228-91 seq of the French Commerce Code) the right by whatever means to securities representing a section of the share capital and/or voting rights and in particular, but without limitation, ordinary shares, preferred shares, shares with priority dividend rights without voting rights, shares with multiple voting rights, investment certificates, voting right certificates, warrants to subscribe or acquire shares, composite securities ("valeurs mobilières composées"), subscription or attribution rights.

"September Financial Statements" shall mean the unaudited proforma consolidated financial statements for the Companies (excluding the Related Businesses Assets) for the nine months period ended September 30, 2000 attached hereto as Schedule 2.3 (a).

"Shares" shall mean together the French Shares and the German Shares.

"Subsidiaries" shall mean collectively PORGES UK, PORGES ITALY, PORGES JAPAN, PORGES PORTUGAL and PORGES SPAIN and "Subsidiary" shall mean any of them.

"Taxes" or "Tax" shall mean any and all taxes, levies or other assessments, including, without limitation, income, gross receipts, excise, real or personal property, sales, withholding, occupation, use, service, service use, value added, transfer and recording taxes, imposed by any taxing authority (whether domestic or foreign), whether computed on a separate, consolidated, unitary, combined or any other basis; and such term shall include any interest, penalties or additional amounts attributable to, or imposed upon, or with respect to, any such taxes, levies or other assessments.

"to the knowledge of Seller" or terms of similar import shall mean to the actual knowledge of those individuals listed in Schedule 1.1.

ARTICLE II

PURCHASE AND SALE

SECTION 2.1 Purchase and Sale of the Shares, the IP Rights and the Related Businesses Assets

      French Shares. Upon the terms and subject to the conditions set forth in this Agreement, the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller the French Shares, free and clear of any Encumbrances or restrictions on voting or transfer rights, or third party rights of any nature, other than restrictions imposed by applicable laws, with effect as of January 1, 2001.

      The Purchaser shall acquire the French Shares together with all of the rights attaching to them, or which may at any time in the future become attached to them. Particularly all dividends (whether voted or not by the shareholders of the Company) attached to the French Shares which are or shall become due in respect of the accounting reference period which ended on 31 December 2000 shall be paid to the Purchaser.

      IP Rights. Upon the terms and subject to the conditions set forth in this Agreement and in the IP Rights Transfer Agreement attached as Exhibit C, the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller the IP Rights, free and clear of any Encumbrances with effect as of January 1, 2001.
      Related Businesses Assets. Upon the terms and subject to the conditions set forth in this Agreement, at the date hereof, SANOFI-SYNTHELABO shall cause the transfer of the Related Businesses Assets to PORGES by having each of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS execute an asset transfer agreement with PORGES in the form of the draft asset transfer agreements attached hereto as Exhibit D or Exhibit E as the case may be (hereinafter an "Asset Transfer Agreement" and together the "Asset Transfer Agreements") and the Purchaser hereby agrees to cause PORGES to purchase the Related Businesses Assets and, therefore, to execute and deliver to each of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS or to the Seller, acting as their authorized representative, the relevant Asset Transfer Agreement.
      German Shares. The Seller agrees to procure the sale to the Purchaser (or its designee) and the Purchaser agrees to purchase the German Shares, free and clear of any Encumbrances or restrictions on voting or transfer rights, or third party rights to any nature, other than restrictions imposed by applicable laws under the terms of the Notarial Deed relative to the transfer of the German Shares in the form attached hereto as Exhibit F (hereafter the "German Transfer Agreement") and in accordance with the provisions of Article V of this Agreement.

The Purchaser shall acquire the German Shares together with all of the rights attaching to them, or which may at any time in the future become attached to them. Particularly, all dividends (whether voted or not by the shareholders of the Company) attached to the German Shares which are or shall become due in respect of the accounting reference period which ended on 31 December 2000 shall be paid to the Purchaser.

SECTION 2.2 Global Consideration

(a) Global Consideration. Subject to the terms and conditions set forth in this Agreement, and in consideration of the transfer of, the Shares, the IP Rights and the Related Businesses Assets, the Purchaser shall pay SANOFI-SYNTHELABO GmbH and to the Seller, acting when applicable, on behalf of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS, the sum of Euros 35,000,000 (the "Global Consideration").

(b) Payment of the Global Consideration. The Purchaser shall pay to (i) SANOFI-SYNTHELABO, acting as the authorized representative of SYNTHELABO BIOMEDICAL, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS by wire transfer on Closing, the sum of Euros 33,000,000 and (ii) SANOFI SYNTHELABO GmbH on the German Closing Date, the sum of Euros 2,000,000 being the price of the German Shares.

SECTION 2.3 Final December Net Worth Statement

The Global Consideration shall be adjusted, in accordance with the following provisions:

(a) September Financial Statements. The Seller has delivered to the Purchaser the September Financial Statements which show a net worth for the Companies of Euros 16,291,000 ("Reference Net Worth Amount"), the agreed calculation of which is set out in Schedule 2.3 (a).

(b) December Financial Statements. As soon as practicable, but in no event later than March 31, 2001, the Seller shall prepare and deliver to the Purchaser the December Financial Statements together with the statement of the December net worth (the "December Net Worth") derived from such December Financial Statements (the "December Net Worth Statement"). The Seller shall provide the Purchaser with access to the working papers of the Seller used in the preparation of the December Financial Statements. The December Financial Statements shall be prepared on a basis consistent with the September Financial Statements and in accordance with French generally accepted accounting principles subject to the accounting principles in force in the SANOFI-SYNTHELABO group of companies set forth in Schedule 2.3 (b) hereto ("SGAP"), applied on a consistent basis.

(c) Information and Cooperation. During the preparation of the December Financial Statements and for the entire duration of any dispute relating to the adjustments provided for in Sections 2.3 (d) and 2.3 (e) below, the Purchaser shall cause the Companies to (i) provide the Seller and the Seller's authorized representatives with access to the books, records, facilities, employees and accountants of the Companies, and (ii) cooperate with the Seller and the Seller's authorized representatives, including the provision on a timely basis of all information necessary or useful in connection with the Seller's preparation of the December Financial Statements.

(d) Purchaser's Review. After receipt of the December Financial Statements prepared by the Seller, the Purchaser shall have sixty (60) days to review them. Unless the Purchaser delivers written notice to the Seller on or prior to the sixtieth day after receipt of the December Financial Statements of its disagreement as to any item included in the December Financial Statements, specifying each such items and the reasons for its disagreement (a "Notice of Objection"), the Parties shall be deemed to have accepted and agreed to the December Financial Statements prepared by the Seller. If the Purchaser so notifies the Seller of a Notice of Objection, the Purchaser shall be deemed to have accepted all items not specified in the said Notice of Objection and the Purchaser and the Seller shall, within thirty (30) days following the date of receipt by the Seller of such Notice (the "Resolution Period"), attempt to resolve the disagreement relating to the items specified in the Notice of Objection. Any resolution in writing by them as to any disputed item specified in the Notice of Objection shall be deemed to be final and binding on the Parties. If following any such attempt to resolve any disputed item specified in the said Notice(s) of Objection there do not remain disputed amounts, the aggregate net amount of which would have an impact on the December Net Worth in an amount which exceeds Euros 50,000, then all items specified in the said Notice(s) of Objection remaining in dispute shall be deemed to have been resolved in favor of the December Financial Statements, delivered by the Seller to the Purchaser. The term "Final December Net Worth Statement" shall mean the definitive December Net Worth Statement agreed to by the Seller and the Purchaser in accordance with this Section 2. 3(d), or in the absence of such agreement, the definitive December Net Worth Statement resulting from the determination made by the Neutral Auditor (as hereinafter defined) in accordance with Section 2.3(e) (in addition to those items agreed by the Seller and the Purchaser).

(e) Neutral Auditor. If, at the conclusion of the Resolution Period, the Purchaser and the Seller have not resolved the disputes relating to the December Net Worth Statement and the aggregate net effect of all amounts remaining in dispute have an impact on the December Net Worth which exceeds euros 50,000 then all amounts remaining in dispute shall be submitted to DELOITTE & TOUCHE (the "Neutral Auditor"). Each Party agrees to execute, if requested by the Neutral Auditor, a reasonable engagement letter. All fees and expenses of the Neutral Auditor shall be borne equally by the Seller and the Purchaser. The Neutral Auditor shall act as an arbitrator to determine, based solely on the presentations and documents of the Seller and the Purchaser, and not by independent review, only those issues remaining in dispute. The Neutral Auditor's determination shall be made within thirty (30) days of its engagement, shall be set forth in a written statement delivered to the Seller and the Purchaser and shall be final and binding on the Parties hereto in accordance with the provisions of Article 1592 of the French Civil Code.

SECTION 2.4 Global Consideration Adjustment

(a) As soon as the Final December Net Worth Statement is agreed by the Parties or finalised by the Neutral Auditor in accordance with the provisions of Section 2.3 above, the Global Consideration shall be reduced in the event that the amount of the net worth set forth in the Final December Net Worth Statement is less than the Reference Net Worth Amount, on a euro for euro basis, by an amount equal to the difference between these two amounts. For the avoidance of doubt, no adjustment to the Global Consideration will be made in the event that the amount of the net worth set forth in the Final December Net Worth Statement is greater than the Reference Net Worth Amount.

(b) Interest and Payment. Any adjustment provided for in this Section 2.4 shall bear interest from Closing through the date of payment at the Euribor rate of interest reported from time to time by "The Financial Times". Any adjustment pursuant to this Section 2.4, together with interest thereon, shall be paid by the Seller by wire transfer of immediately available funds to accounts designated by the Purchaser within five (5) Business Days after the date on which the Final December Net Worth Statement is agreed to by the Seller and the Purchaser or determined by the Neutral Auditor.

SECTION 2.5 Intercompany Loan

SANOFI SYNTHELABO on its own behalf and on behalf of its Affiliates acknowledges that the payment of the Global Consideration by Purchaser includes the satisfaction of the totality of the Intercompany Loan. SANOFI SYNTHELABO shall, during the ten (10) days following the Closing, provide to the Purchaser the necessary "quittance subrogative" in respect thereof.

SECTION 2.6 French Closing

(a) Time and Place. The sale and purchase of the French Shares and the IP Rights provided for in this Agreement and the transfer of the Related Businesses Assets contemplated hereby is completed on the date hereof ("Closing") in the offices of Veil Armfelt Jourde La Garanderie, 38, rue de Lisbonne, 75008 Paris.

(b) Delivery by the Seller. At the Closing, the Seller delivers or causes to be delivered to the Purchaser who acknowledges receipt thereof:

- a duly signed share transfer order (ordre de mouvement) for 234,604 shares of PORGES together with the shareholders' accounts and share movement order register of PORGES having recorded such transfer;

- the letters of resignation signed by the persons whose names are listed in Schedule 2.6 (b) (i), as of Closing and expressly stating that the Companies do not owe them any amount for any reason whatsoever;
    the minutes of the meeting of the Board of Directors of PORGES at Closing having approved the Purchaser as new shareholder of PORGES in accordance with the provisions of Article 9II of the statuts of PORGES and convening the ordinary shareholders' meeting of PORGES at Closing in order to (i) take note of the resignation letters of the persons whose names appear in Schedule 2.6 (b) (i) and (ii) appoint, as a replacement, the individuals or companies which names appear in Schedule 2.6 (b) (ii);
    a company search ("extrait K-Bis", or equivalent under applicable law) of the Companies and certified copies of the Companies' articles of association which are certified by the Seller as being up to date;

- a copy of the convening notices to the above-mentioned PORGES ordinary shareholders' meeting;
    the share movement order register (registre des mouvements de titres), the shareholders' accounts (comptes d'actionnaires), the shareholders meeting register (registre des assemblées), the board of directors' meeting registers (registre des délibérations et registre de présence au conseil d'administration) of PORGES;
    written confirmation from SANOFI-SYNTHELABO on its own behalf, and on behalf of its Affiliates, that the totality of the Intercompany Loan has been duly repaid to it by Purchaser as of Closing;
    the Asset Transfer Agreements for the Related Businesses Assets duly executed by SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS;
    the IP Rights Transfer Agreement duly executed; and

- the Services Agreements in the form set out in Exhibit G (the "Services Agreements"), duly executed by the Affiliates of Seller which shall provide the services specified therein.
      Delivery by Purchaser. At the Closing, the Purchaser delivers to the Seller, acting in its own name and as the authorized representative of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS, who acknowledges receipt thereof:

- the aggregate amount of Euros 33,000,000 in immediately available funds by way of a wire transfer to the account of SANOFI-SYNTHELABO at Crédit Commercial de France, 103 avenue des Champs-Elysées, 75419 Paris, Cedex 8, Account # 0024.251.3854 cle 64 Bank Code 30056 Agence 00024;
    the Asset Transfer Agreements for the Related Businesses Assets duly executed by PORGES;
    the IP Rights Transfer Agreement duly executed by the Purchaser; and
    the Services Agreements, duly executed by the Companies and/or by the Purchaser or any of its Affiliates.

ARTICLE III

REPRESENTATIONS AND WARRANTIES OF THE SELLER

SANOFI-SYNTHELABO and SYNTHELABO BIOMEDICAL make the following representations and warranties (hereinafter the "Representations and Warranties") in favor of the Purchaser, which are true and accurate as of the date hereof, save for such Representations and Warranties relating to PORGES GmbH, which shall be true and accurate as of the German Closing Date and save for such Seller's Representations and Warranties, which by their express terms speak only to another date.

On each occasion on which a Representation or Warranty set out in this Article III contains a qualification or exclusion, such qualifications and exclusions are set out in an identified Schedule referred to in the Section providing for the relevant Representation and Warranty. Only those documents, facts or events which are expressly contained or referred to in this Agreement or in the Schedules thereto shall be admitted as limiting the obligations of SANOFI-SYNTHELABO and/or SYNTHELABO BIOMEDICAL under this Agreement, and then only to the extent of the information appearing in the Schedules. Where the same information is applicable to more than one Section of this Article III an effort of cross-referencing has been made but the absence of / or errors in such cross-referencing shall not affect the validity and effect of any exclusion or qualification; it being specified that with regard to any breach of any of the Representations and Warranties, the rights of the Purchaser are exclusively set out in Article VII below, and the Purchaser shall have no other rights except such statutory rights as existing under French public order and under Articles 1628 and 1629 of the French Civil Code.

SECTION 3.1 Incorporation and Capacity

(a) SANOFI-SYNTHELABO and SYNTHELABO BIOMEDICAL are duly incorporated and validly organized under the laws of France, and have all the necessary power and authority to enter into this Agreement and to carry out their obligations hereunder.

SANOFI-SYNTHELABO GmbH is duly incorporated and validly organized under the laws of Germany, and has all the necessary power and authority to enter into the German Transfer Agreement and to carry out its obligations thereunder.

SANOFI-SYNTHELABO BELGIUM is duly incorporated and validly organized under the laws of Belgium, and has all the necessary power and authority to enter into the relevant Asset Transfer Agreement and to carry out its obligations hereunder.

SYNTHELABO NETHERLANDS is duly incorporated and validly organized under the laws of the Netherlands, and has all the necessary power and authority to enter into the relevant Asset Transfer Agreement and to carry out its obligations hereunder.
      The execution of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the competent corporate bodies of each of SANOFI-SYNTHELABO and SYNTHELABO BIOMEDICAL, and no other corporate action on the part of either of these companies is necessary to authorize the execution of this Agreement and the consummation of any of the transactions contemplated hereby.

      As of the Closing, the execution of the relevant Asset Transfer Agreements and the consummation of the transactions contemplated thereby, shall have been duly authorized by the competent corporate bodies of each of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS, and no other corporate action on the part of either of these companies shall be necessary to authorize the execution of either of the Asset Transfer Agreements and the consummation of any of the transactions contemplated thereby.

      As of the German Closing Date, the execution of the German Transfer Agreement shall have been duly authorized by the competent body of SANOFI-SYNTHELABO GmbH.

      There is no lawsuit, arbitration or proceeding, pending or to the knowledge of the Seller threatened, against any of SANOFI-SYNTHELABO, SYNTHELABO BIOMEDICAL and/or SANOFI-SYNTHELABO GmbH, SANOFI-SYNTHELABO BELGIUM and/or SYNTHELABO NETHERLANDS, which might prevent the consummation of any of the transactions contemplated hereby and in the Asset Transfer Agreements and in the German Transfer Agreement.
      There is no current agreement or commitment obliging SANOFI-SYNTHELABO and SYNTHELABO BIOMEDICAL to deliver to any third party any French Shares or granting to any third party the right to purchase or preempt all or part of the French Shares.
      There is no current agreement or commitment obliging SANOFI-SYNTHELABO GmbH to deliver to any third party any German Shares or granting to any third party the right to purchase or preempt all or part of the German Shares.

SECTION 3.2 Sale of Shares

      The French Shares represent 100% of the share capital and voting rights in PORGES and are beneficially and legally owned by the Seller, who have full rights of disposal and possession, and who can therefore sell them without any restriction.

      The various operations to be carried out by the Seller necessary for the successful completion of the sale of the French Shares, pursuant to this Agreement, have been or will be carried out in accordance with the regulations in force and will validly transfer title to the Shares to the Purchaser.

      The German Shares represent 100% of the share capital and voting rights in PORGES GmbH and are beneficially and legally owned by SANOFI-SYNTHELABO GmbH, who have full rights of disposal and possession, and who can therefore sell them without any restriction.

The various operations to be carried out by SANOFI-SYNTHELABO GmbH necessary for the successful completion of the sale of the German Shares, pursuant to this Agreement and to the German Transfer Agreement have been or will be carried out in accordance with the regulations in force and will validly transfer title to the German Shares to the Purchaser.

SECTION 3.3 PORGES

(a) PORGES is duly incorporated, validly organized and existing under the laws of France. The up-to-date by-laws and an extract of the commercial registry (extrait K-bis) of PORGES are attached at Schedule 3.3.

(b) PORGES has a share capital of 93,841,600 FRF divided into 234,604 validly issued and fully paid-up shares with a par value of 400 FRF each. The French Shares are freely transferable and are free from any Encumbrances. The shareholders of PORGES have authorized no issuance of shares, Securities or options of any nature whatsoever other than the French Shares constituting the capital of PORGES and are not obliged to do so under any agreement entered into with third parties. PORGES has issued no additional founder's shares, no preferential shares, no non-voting priority dividend shares, no Securities convertible or exchangeable for shares or granting the right to subscribe for shares. There is no share granting a double voting right and no limitation has been made to the voting rights by application of Article L.225-125 of the French Commerce Code and no such issuance of shares with double voting rights or limitation on the voting rights is currently in progress. The French Shares are all of the same class of rights and give the same rights over the profits of PORGES and the same voting rights at general meetings of PORGES.

(c) At the Closing, the Purchaser shall have good and marketable title to the French Shares.

SECTION 3.4 PORGES GmbH and the Subsidiaries

      PORGES GmbH and the Subsidiaries are duly incorporated, validly organized and existing under the laws of the jurisdiction where they are incorporated or registered. The up-to-date by-laws and an extract of the commercial registry or the national equivalent for each Subsidiary and PORGES GmbH are attached at Schedule 3.4 (a).

(b) The shares of the Subsidiaries and the German Shares have been validly issued and fully-paid up and are freely transferable and are free from any Encumbrances subject to what is mentioned in Section 3.4(d) below.

(c) PORGES GmbH and the Subsidiaries have authorized no issuance of shares, Securities, or options of any nature other than the shares constituting their capital and are not obliged to do so under any agreement entered into with third parties. PORGES GmbH and the Subsidiaries have issued no additional Securities, founder's shares, no preferential shares, no non-voting priority dividend shares, no Securities convertible or exchangeable for shares or granting the right to subscribe for shares. There is no share granting a double voting right and no limitation has been made to the voting rights and no such issuance of shares with double voting rights or limitation on the voting rights is currently in progress.

(d) The capital stock and the shareholdings of each of the Subsidiaries and PORGES GmbH are set forth in Schedule 3.4 (d) hereof. As of Closing, except for 10 shares of PORGES JAPAN which are owned by NIPPON EUROTEC Co Ltd, PORGES shall own all of the outstanding shares of capital stock of the Subsidiaries. The third post-closing installment of 21,375,000 Japanese Yen of the purchase price for the shares of PORGES JAPAN held by PORGES is duly recorded in the September Financial Statements.

(e) With the exception of the shares of the Subsidiaries held by PORGES, and except as set forth in Schedule 3.4 (e) (GIE Restauration La Boursidière in respect of which no liability has been incurred other than those arising out of its normal operations), none of the Companies holds, as of the date hereof, either fully or otherwise, directly or indirectly, no share, investment certificate in any other company, partnership, single shareholder company, groupement d'intérêt économique or Legal Entity.

(f) PORGES GmbH and the Subsidiaries are in possession or have control of their statutory books.

SECTION 3.5 Operation of the Companies

During the period that they have been Affiliates of the Seller, the Companies have carried out their activities in compliance with their respective objects ("objet social"), all decisions being or having been validly taken or ratified by the relevant corporate bodies and the minute books, registers and records of attendance of such corporate bodies are up to date and faithfully reflect the operations referred to therein.

SECTION 3.6 Effect of the Sale of the Shares

The sale of the Shares by the Seller will not give rise to :
      any violation of law or breach by any Company of its agreements except as set forth in Schedule 3.14 (b);
      any fee whatsoever for the removal of a guarantee, security, comfort letter or any other document of a similar nature issued as security or as support for the Companies banking commitments except for the substitution by the Purchaser of a suitable replacement for the Seller as contemplated under Section 6.10; or
      the registration or creation of any pledge or security interest whatsoever over the assets of the Companies.

SECTION 3.7 Financial Statements

      The September Financial Statements have been prepared on the basis of the individual unaudited financial statements of each of the Companies for the period started on January 1, 2000 and ended on September 30, 2000 in accordance with the SGAP. The September Financial Statements fairly represent on the basis of SGAP the financial condition, assets and liabilities of the Companies for the period reflected, and particularly (i) the stocks provided for in such financial statements have been correctly listed and evaluated in accordance with the SGAP, such stocks being (except to the extent that a specific reserve has been recorded in the September Financial Statements) of sound and marketable quality and capable of being used or sold in the ordinary course of business and (ii) the accounts receivables of the Companies set out in the September Financial Statements are valid and recoverable (except where a specific reserve is made in the September Financial Statements).
      The December Financial Statements shall be prepared on the basis of the financial statements of each of the Companies for the year ended December 31, 2000, in accordance with the SGAP.
      The December Financial Statements shall be certified without qualification by the statutory auditors.
      The December Financial Statements, shall be prepared on a consistent basis with the September Financial Statements, and shall fairly represent, on the basis of SGAP, the financial condition, assets and liabilities of the Companies for the years to that date and particularly, (i) the stocks provided for in such financial statements will be correctly listed and evaluated in accordance with the SGAP, such stocks being (except to the extent that a specific reserve has been recorded in the December Financial Statements) of sound and marketable quality and capable of being used or sold in the ordinary course of business and (ii) the accounts receivables of the Companies to be set out in the December Financial Statements will be valid and recoverable (except where a specific reserve is made in the December Financial Statements).
      As of December 31, 2000 the Companies did not have any liabilities that should, according to SGAP, be recorded therein other than the liabilities that will be reflected or reserved in sufficient amounts in the December Financial Statements or disclosed in Schedule 3.9 (a) and Schedule 3.9 (b).
      Unless the Purchaser notifies the Seller in writing to the contrary within five (5) Business Days after the date on which the Final December Net Worth Statement is agreed by the Seller and the Purchaser or determined by the Neutral Auditor the representation in paragraph (a) above shall lapse and for the purposes of the remainder of this Section 3.7 the December Financial Statements shall be deemed to be read as amended by the Final Net Worth Statement. In the event that the Purchaser shall so notify the Seller as referred to above the representations and warranties given under paragraphs (b) through (e) above shall be deemed to be null and void.

SECTION 3.8 Intermediary Period

Since October 1, 2000 and until Closing, the Companies have not, except as set forth in Schedule 3.8 hereto or in this Agreement or in the Services Agreement:

(a) Sold or leased any of their assets used for the operation of their activities except in the ordinary course of business ;

(b) Permitted or allowed any Real Property or any Movable Property (as each is hereinafter defined) to be mortgaged, pledged, or subject to any other encumbrance, except for any Permitted Encumbrances and except in the ordinary course of business ;

(c) Amended their by-laws (except for the change of the fiscal year of PORGES GmbH) or entered into any commitments or arrangements for the voting, purchase, redemption or issuance of shares or other securities, made any change in the number of issued shares of their capital stock, granted any right or option ;

(d) Increased the annual level of compensation of any directors, officers or Employees of the Companies, except in the ordinary course of business ;

(e) Acquired (by merger, consolidation or acquisition of stocks or assets) any corporation or other business organization or division or any equity interest ;

(f) Decided on or carried out any distribution of dividends ;
      Been subject to a "redressement" or "liquidation judiciaire", or to any other bankruptcy or insolvency proceedings under applicable laws and no administrative receiver has been appointed to manage all or part of the assets or the businesses ("fonds de commerce") of the Companies ;
      Substantially changed any of the accounting methods used by them unless required by SGAP or applicable laws;

(i) Made any individual capital expenditure of an amount greater than Euros 300,000 and Euros 600,000 in the aggregate ;

(j) Carried out their activities other than in the ordinary course of business ;

      Materially changed the conduct of their relationship with their clients, suppliers and other commercial partners and in particular actively sought to obtain accelerated payment of receivables ;
      Entered into loan agreements with third parties in addition to those referred to in Schedule 3.9 (b) for the purpose of repayment of all or part of the Intercompany Loan; and
      repaid all or part of the Intercompany Loan outside the ordinary course of business.

SECTION 3.9 Off-balance Sheet Liabilities / Loans

      Except as set forth in Schedule 3.9 (a), the Companies are not bound by any off-balance sheet liabilities ("engagements hors bilan").
      Except as set forth in Schedule 3.9 (b), the Companies are not parties to any third party financial borrowings.

SECTION 3.10 Taxes

(a) Except as set forth in Schedule 3.10, the Companies are in compliance with laws and regulations related to Taxes and have duly and properly filed all the tax returns required to be filed in respect of the activities of the Companies and paid or adequately made provisions (in accordance with the SGAP) for Taxes due by each of them until the date hereof.

(b) Except as set forth in Schedule 3.10, the Companies are not a party to any action or proceeding by any tax authority for assessment and collection of taxes, nor have they received any notice of any claim for such assessment and collection of Taxes.

(c) With the exception of what is set out in Schedule 3.10 none of the Companies currently benefits from or has benefited from, or has asked to benefit from, any taxation benefits (avantages fiscaux) (including any carrying forward or delay in taxation), whether under any laws or regulations or individual administrative decision or other, or from a favorable taxation regime other than as specified in Schedule 3.10 and no undertaking sanctioned by the repayment of sums paid or otherwise has been undertaken by the Companies for tax purposes in return for any undertakings or obligations by which it would continue to be bound or would come to be bound, or from a charge to taxation in addition to those already incurred or to be borne in the future.

(d) Other than as set forth in Schedule 3.10, the Companies do not benefit from and have never benefited from subsidies and no undertaking, whether sanctioned by the repayment of sums transferred or otherwise, has been entered into by the Companies relating to matters of taxation in view of or on the occasion of the granting of subsidies. The Companies have fulfilled all the conditions necessary to ensure that such aids and subsidies referred to in Schedule 3.10 become definite.

SECTION 3.11 Real Property

Schedule 3.11 contains a list of the real property which is used in the operations of the Companies and owned by PORGES in France or leased by the Companies in France and abroad including pursuant to a "crédit-bail" (hereinafter collectively referred to as the "Real Property"). The Seller does not make any express or implied warranty regarding the condition of such Real Property, which the Purchaser as been able to inspect prior to the date hereof.

SECTION 3.12 Movable Property

Upon the purchase of the Shares and the Related Businesses Assets, the Purchaser shall take the movable property of the Companies and of SANOFI-SYNTHELABO BELGIUM and of SYNTHELABO NETHERLANDS which is accounted for in the September Financial Statements or listed in the Asset Transfer Agreements ("Movable Property") in an as-is condition. The Seller declares that the condition of the Movable Property up to the date hereof has been adequate for the conduct of the business of the Companies and of the Related Businesses as they have been conducted until such date; provided, however, the Seller does not make any express or implied warranty regarding the condition of such Movable Property.

SECTION 3.13 Title to Property

Except as set forth in Schedule 3.13, each of the Companies, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS has good and marketable title to its owned Real Property and/or owned Movable Property, free and clear of all Encumbrances, except for Permitted Encumbrances.

SECTION 3.14 Contracts

(a) Except as set forth in Schedule 3.14 (b) PORGES is not bound by any contracts of any nature whatsoever :
    which is outside the ordinary conduct of its business in accordance with past practices ; or
    with any of its competitors (a list of which is provided in Schedule 3.14 (a)), except in the ordinary course of business.

(b) Schedule 3.14 (b) hereto contains a list of all Material Contracts (as hereinafter defined) to which PORGES is a party and under which PORGES has obligations continuing at the date hereof. For the purposes hereof, the term "Material Contracts" shall mean any written agreement (other than those relating to employment, real estate leases or loans) which (i) involves sums to be paid to or by PORGES in excess of Euros 70,000 over any twelve month period or (ii) has a term equal to eighteen (18) months or more from Closing (not including any optional or tacit renewal period); provided, however, that (x) any confidentiality agreement and (y) any agreement relating to the lease of any Movable Property or to any services or utilities and providing for payments which are not in excess of Euros 15,000 per year shall not be deemed material for the purposes of this Agreement irrespective of their terms. PORGES has not received any written notice that it is in material default under any Material Contract.

(c) Except as set forth in Schedule 3.14 (b) hereto, the sale of the Shares to the Purchaser shall not entitle, as contemplated under any express provision of any Material Contract, the other party to said Material Contract to request that it be terminated as a result of the sale of the Shares.

(d) PORGES has not received any information in writing according to which any party to a Material Contract has the intention of terminating such contract with the exception of what is referred to in Schedule 3.14 (b) nor has any of the most important customers or most important suppliers (as listed in Schedule 3.14 (d)) given written notice of its intention to terminate its commercial relationship with PORGES.

(e) PORGES is validly bound by all the Material Contracts. None of the Material Contracts have been entered into in violation of applicable law nor is PORGES in breach of a material provision of a Material Contract

(f) At Closing, the Seller has caused the Companies, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS with respect to the Related Businesses to terminate all contracts or contractual relationships with the Seller or its Affiliates, except for the Services Agreements.

SECTION 3.15 Intellectual Property Rights

Schedule 3.15 (i) contains a list of each registered trademark and trade name owned by SANOFI-SYNTHELABO and used by PORGES. Schedule 3.15 (ii) contains a list of registered trademarks and trade names duly owned by PORGES. Schedule 3.15 (iii) contains a list of the PORGES Patents. Schedule 3.15 (iv) contains a list of each standalone licenses relating to intellectual property owned by any third party and used by PORGES. The items listed in Schedules 3.15 (i), (ii), (iii) and (iv) and the know-how of PORGES shall be collectively referred to as the "Intellectual Property". PORGES uses and does not need any other Intellectual Property than those which are set out in Schedules 3.15 (i), (ii), (iii) and (iv) in order to carry out its business. PORGES uses the Intellectual Property rights set out in Schedule 3.15 (iv) pursuant to and in accordance with the terms of licences or other valid agreements, copies of which are included in the said Schedule. The Companies do not use any other Intellectual Property which belongs to a third party. The Seller has no knowledge that any of the Intellectual Property is subject to any written claim of infringement or other similar proceeding.

SECTION 3.16 Governmental Permits, Compliance with Laws

(a) The Companies, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS are in possession of all permits, licenses and authorizations necessary for the conduct of the Companies' business and the Related Businesses ("Governmental Permits ") and all such permits, licenses and authorizations are in full force and effect except for such permits, licenses and authorizations, the absence of which does not impair the conduct of the business of the Companies, of SANOFI-SYNTHELABO BELGIUM or of SYNTHELABO NETHERLANDS. The representations of the Seller relating to Environmental Laws (as defined in Section 3.17 hereof), and permits or authorizations issued or required thereunder are exclusively set forth in the representations and disclosures made pursuant to Section 3.17 hereof.

(b) Except as set forth in Schedule 3.16 hereto, none of the Companies, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS has received any written notice (i) claiming that any material Governmental Permits has not been obtained; (ii) terminating or canceling or threatening to terminate or cancel any material Governmental Permits or (iii) claiming a violation of the material terms of any Governmental Permits.
      Except as set forth in Schedule 3.16 hereto, none of the Companies, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS has received any written complaint, citation or notice of violation from any governmental entity (i) alleging that any of them, in conducting their activities or in the case of SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS in conducting the Related Businesses, has violated any applicable laws or regulations except for violations which would not impair the current conduct of the business of the Companies, of SANOFI-SYNTHELABO BELGIUM or of SYNTHELABO NETHERLANDS or (ii) requiring any action on the part of any of the Companies to materially modify, reduce or cease their activities or any action on the part of SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS to materially modify, reduce or cease the operation of the Related Businesses.

SECTION 3.17 Environmental Laws and Regulations

Except as set forth in Schedule 3.17 hereto,

(a) Each of the Companies, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS in conducting the Related Businesses, is in compliance with all applicable laws and regulations relating to protection of the environment (collectively, " Environmental Laws"), which compliance includes, but is not limited to, the possession by each of the Companies, of SANOFI-SYNTHELABO BELGIUM or of SYNTHELABO NETHERLANDS of permits and other governmental authorizations required under applicable Environmental Laws, and compliance with the terms and conditions thereof, except for non compliance or absence of such permits or authorizations which would not impair the current conduct of business of the Companies or the Related Businesses by SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS.

(b) None of the Companies, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS in conducting the Related Businesses, has received notice of, and, is the subject of, any actions, causes of actions, claims, investigations, demands, or notices by any person alleging liability under or non-compliance with any Environmental Laws ("Environmental Claims").

(c) The Seller is not aware of and has not received notice of any event, activity, practice, incident, action or plan of any of the Companies or SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS in conducting the Related Businesses, which is reasonably likely to interfere with or prevent compliance with, or which would give rise to any liability, or otherwise form the basis of any claim, action, suit or proceeding under any Environmental Laws.

SECTION 3.18 Insurance

Schedule 3.18 hereto contains a brief description of the SANOFI-SYNTHELABO group insurance policies applicable to the Companies ("Group Insurance Policies"). The Companies have not subscribed directly to any insurance policies. Except as set forth in Schedule 3.18 hereto, no amount will be due by or to the Companies after Closing with respect to premiums due and payable pursuant to the Group Insurance Policies. The Companies have not experienced over the last three (3) years any suspension of coverage or cancellation of policies relating to the business assets and liabilities of the Companies. The Group Insurance Policies will cease to apply from Closing and no claims for losses will be admissible by the Companies after Closing.

SECTION 3.19 Litigation

Except as set forth in Schedule 3.19 hereto, the Companies are not a party, either as plaintiff or defendant, to an administrative, judicial or arbitral proceedings and, to the Sellers' knowledge, there are no judicial, administrative or arbitration proceedings expressly threatened against any of the Companies.

Except as set forth in Schedule 3.19 hereto, neither SANOFI-SYNTHELABO BELGIUM nor SYNTHELABO NETHERLANDS is a party, either as plaintiff or defendant, to an administrative, judicial or arbitral proceeding, and there are no judicial, administrative or arbitration proceedings expressly threatened against SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS in relation with the operation of the Related Businesses.

Except as set forth in Schedule 3.19 hereto there are no product liability claims outstanding against the Companies and none of the products manufactured and sold by the Companies prior to Closing will give rise to any product liability for the Companies.

SECTION 3.20 Labor Matters

      Schedule 3.20 (a) hereto contains (i) a list dated as of December 31, 2000 of all the Companies' employees and officers and a list of all the employees of the Related Businesses, the employment agreement of which shall be transferred to the Purchaser in accordance with the provisions of the Asset Transfer Agreements, together with an indication of their names, date of birth, functions, annual global remuneration, date of entry in the Company concerned or in SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS, as the case may be, and of the term of his/her employment agreement (fixed or indefinite term) (the individuals identified in such list shall be hereinafter referred to as "Employees") and (ii) a list of pension and retirement benefits, social benefits, bonus, stay on bonus, profit sharing, stock purchase or stock option plans, company savings plans or employee funds benefitting to the Employees, except for those which are required by applicable laws and a description of the arrangements relating to the 35 hours working week as currently applied by PORGES.
      The Purchaser acknowledges that copies of the standard forms of employment agreement used for Employees of the Companies, SANOFI-SYNTHELABO BELGIUM and SYNTHELABO NETHERLANDS have been made available to the Purchaser by the Seller.
      Except as set forth in Schedule 3.20 (a), none of the Directors has entered into a contract of employment with any of the Companies nor enjoys any particular benefits, and there are no contracts with Employees which grant any benefits which are more favourable than those contained in the applicable collective bargaining agreements ("accords d'entreprises"), with particular regard to dismissal compensation. The Companies have complied with and are in compliance with all of the provisions of the contracts with Employees and of the applicable collective bargaining agreements.
      All salaries, commissions, other direct and indirect remuneration (including in particular supplementary hours) and reimbursements of charges payable in cash and in kind due to the Employees, have been duly and fully paid in the normal course of business or provided for.

(e) All legislation and regulation relating to work councils ("comités d'entreprise"), workers' representatives ("délégués du personnel") and similar bodies has been complied with by the Companies.

(f) Except as set forth in Schedule 3.20 (f) hereto, there is no lawsuit, arbitration or proceeding pending, or to the knowledge of the Seller, threatened against the Companies or SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS by any Employees.
      All contributions due and payable by the Companies in respect of pensions (whether legal or contractual) and miscellaneous social benefits (such as shareholdings and profit-sharing) and all future undertakings given by the Companies in this respect have been duly paid or provided for.
      The Companies are in material compliance with applicable legal and regulatory requirements relating to employment and social security law, including, without limitation, in the area of health and safety at work.
      PORGES has informed and consulted the employee representative bodies in accordance with the laws and regulations in force, regarding the sale of the Shares to the Purchaser.

SECTION 3.21 Brokers or Finders

The Seller represents, that no agent, broker, investment banker, financial advisor or other firm or person is or will be entitled to any broker's or finder's fee or any other commission or similar fee payable by the Purchaser or any Company in connection with any of the transactions contemplated by this Agreement.

SECTION 3.22 No Other Representation or Warranty

The Seller makes no representation or warranty to the Purchaser other than as expressly and specifically set forth in this Agreement. Particularly, without limiting the generality of the foregoing, the Seller makes no representation or warranty as to: (i) the accuracy or the completeness of any projections, business plans, budgets, or other forward looking information provided by the Seller, any of the Companies, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS or their advisors to the Purchaser or its advisors in connection with the Purchaser's investigation of the businesses of the Companies or the Related Businesses, or (ii) with respect to the future relations of any Companies, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS with any public authority, customers, suppliers, Employees, unless otherwise expressly provided herein.

ARTICLE IV

REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

The Purchaser makes the following representations and warranties (hereinafter the "Purchaser's Representations and Warranties") in favor of the Seller, which are true and accurate as of the date hereof, save for such Purchaser's Representations and Warranties, which by their express terms speak only to another date.

SECTION 4.1 Organization

(a) The Purchaser is duly incorporated and validly organized under the laws of Minnesota, and has all the necessary power and authority to enter into this Agreement and to carry out its obligations hereunder and in connection with the Asset Transfer Agreements, German Transfer Agreement, IP Rights Transfer Agreement and the Services Agreements.

(b) The execution of this Agreement and the consummation of the transactions contemplated herein and in the Asset Transfer Agreements, German Transfer Agreement, IP Rights Transfer Agreement and in the Services Agreements have been duly authorized by the competent corporate bodies of the Purchaser, and no other corporate action on the part of the Purchaser is necessary to authorize the execution of this Agreement, the Asset Transfer Agreements, German Transfer Agreement, IP Rights Transfer Agreement, Services Agreements and the consummation of any of the transactions contemplated thereby. This Agreement has been duly executed by the Purchaser and constitutes a legal, valid and binding obligation of Purchaser in accordance with its terms.

(c) There is no lawsuit, arbitration or proceeding, pending or, at the knowledge of Purchaser threatened, against the Purchaser which might prevent the consummation of any of the transactions contemplated herein, the Asset Transfer Agreements, German Transfer Agreement, IP Rights Transfer Agreement and the Services Agreements.

SECTION 4.2 Financial Capacity

The Purchaser has adequate financial resources to complete the transactions contemplated herein, in the German Transfer Agreement and in the Asset Transfer Agreements, to pay the Global Consideration and any adjustments provided for under Section 2.4 hereabove.

SECTION 4.3 Brokers or Finders

The Purchaser represents that no agent, broker, investment banker, financial advisor or other firm or person is or will be entitled to any broker's or finder's fee or any other commission or similar fee payable by the Seller, SANOFI-SYNTHELABO Holding GmbH, SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS in connection with any of the transactions contemplated by this Agreement, the German Transfer Agreement or the Asset Transfer Agreements.

SECTION 4.4 Investigation by the Purchaser

In entering into this Agreement, the Purchaser :

(a) acknowledges that it has been given access by the Seller to (i) the data room and the documents presented therein, (ii) management presentations with respect to the Companies and the Related Businesses and (iii) site visits of the facilities of PORGES in Sarlat. In order to decide to acquire the Companies and the Related Businesses, the Purchaser relied exclusively on its own research and analysis of the documents and information gathered in the course of such due diligence and on the Seller's Representations and Warranties included in this Agreement, to the exclusion of any other express or implied representations or warranties and the Purchaser acknowledges that it is not actually aware of any fact or circumstances which renders any of the Seller's Representations and Warranties inaccurate; and

(b) acknowledges that neither the Seller, SANOFI-SYNTHELABO GmbH, SANOFI-SYNTHELABO BELGIUM, SYNTHELABO NETHERLANDS, nor any of their respective directors, officers, employees, Affiliates, agents, advisors or representatives has made or shall be deemed to have made any representation or warranty, either express or implied, as to the accuracy or completeness of any of the information (including, without limitation, any estimates, projections, forecasts or other forward-looking information) provided or made available to the Purchaser or its agents or representatives (including, without limitation, in any management presentations, information or offering memorandum, supplemental information or other materials or information with respect to any of the above) ; and

(c) agrees, to the fullest extent permitted by law, that neither the Seller, SANOFI-SYNTHELABO GmbH, SANOFI-SYNTHELABO BELGIUM, SYNTHELABO NETHERLANDS, nor any of their respective directors, officers, employees, shareholders, Affiliates, agents, advisors or representatives shall have any liability or responsibility whatsoever to the Purchaser (including, without limitation, in contract or tort, under any securities laws or otherwise) based upon any information provided or made available, or statements made, to the Purchaser, except that the foregoing limitations shall not apply to the specific Representations and Warranties set forth in Article III of this Agreement, but always subject to the limitations and restrictions contained in this Agreement; and

(d) acknowledges and agrees that the Companies and the Related Businesses shall cease, as from Closing, to be covered by the Group Insurance Policies and that the Purchaser shall provide the Companies and the Related Businesses with replacement insurance coverage adequate for the conduct of the businesses of the Companies and of the Related Businesses as of Closing.

ARTICLE V

GERMAN CLOSING

SECTION 5.1 Time and Place

The completion of the sale and purchase of the German Shares provided for in this Agreement shall take place at a closing to be held at the offices of a notary (to be mutually agreed upon) in Switzerland (or such other place as mutually agreed) on the tenth Business Day following notification by the Seller to the Purchaser of the termination of the tax pooling agreement of PORGES GmbH as set forth in Schedule 3.10 (the "Organschaft") or on such other date that the Parties may agree (the "German Closing Date").

SECTION 5.2 Termination of the Organschaft

The Seller undertakes to take the necessary steps to procure the termination of the Organschaft in an expeditious manner.

SECTION 5.3 Delivery by the Seller

At the German Closing Date, the Seller shall deliver or cause to be delivered to the Purchaser the German Transfer Agreement duly signed by SANOFI SYNTHELABO GmbH.

For purposes of notarization, the German Transfer Agreement may be translated into German and, in the event of an inconsistency between the English version of the German Transfer Agreement and the German version, the English version shall prevail.

SECTION 5.4 Delivery by the Purchaser

At the German Closing Date, the Purchaser shall deliver to SANOFI-SYNTHELABO GmbH:
    the German Transfer Agreement duly signed by the Purchaser or its assignee; and
    the payment contemplated by Section 2.2.(b) (ii) in immediately available funds by wire transfer to SANOFI-SYNTHELABO GmbH's account at Société Générale Frankfurt account # 260527707 BLZ 70010200.

SECTION 5.5 Mutual Cooperation

The Parties shall use their respective reasonable efforts, and cooperate with each other, to obtain as promptly as practicable all third Parties authorizations, approvals, consents or waivers required in order to complete the sale and purchase of the German Shares.

ARTICLE VI

COVENANTS

SECTION 6.1 Non-Competition Undertaking from the Seller

      The Seller and its Affiliates, on whose behalf the Seller makes this undertaking, hereby agree, for a period of five (5) years after Closing (the "Non Competition Period"), not to directly or indirectly engage in the business of manufacturing or selling of any medical devices for urology, except for medical devices which constitute a delivery system sold in combination with a prescription pharmaceutical product; provided always that the Seller or any of its Affiliates will not be deemed to be in breach of this undertaking in the event that it acquires any company or business with a minor part of its activity of which would consist of the said business.
      During the Non-Competition Period the Seller undertakes on behalf of itself and on behalf of its Affiliates not to employ, in whatever capacity, and even with regard to an activity which is not competing with those carried on by the Companies as at the date hereof, any of the Employees or company representatives ("mandataires sociaux") of the Companies and shall not endeavour to entice away or solicit in whatever manner any client or supplier of the Companies.

      During the Non Competition Period, the Seller and its Affiliates shall furthermore not communicate to third parties or use any information or knowledge whatsoever, including any technical, commercial, financial or other matters related to the Companies, which they may have come to know during the period in which they were owners of the Shares. This prohibition does not, however, apply to the activities of the Seller (i) in the field of general urological treatment nor to any information that is to be considered as being or becoming in the public domain, or (ii) in order to enable the Seller to exercise its rights or fulfil its obligations under this Agreement.

SECTION 6.2 Payment of Taxes

      The Seller shall be responsible and shall indemnify the Purchaser against any supplementary Taxes relating to periods prior to Closing and arising as a result of the cessation of the previous consolidated tax regimes (including, for the avoidance of doubt, the "intégration fiscale" and the Organschaft) resulting from the transfer of the Shares and any obligation relating or arising from such regime and for such periods.

(b) The Purchaser undertakes to reimburse the Seller for all advance payments due to the Trésor Public in connection with PORGES after Closing and pertaining to fiscal year 2001, (including, but not limited to, advance payments of corporate income Tax).

(c) In the event of a corporate Tax investigation on financial years 1998, 1999 or 2000, the Purchaser shall inform the Seller within sufficient time of the receipt of the notice of such investigation in order for the Seller to respond in a timely manner.

SECTION 6.3 Access to Information

The Purchaser shall and shall cause the Companies to refrain from disposing of any books, records, documents or information relating to the businesses of the Companies or the Related Businesses prior to the expiry of any period required by law. The Purchaser shall and shall cause the Companies to permit the Seller, SANOFI-SYNTHELABO BELGIUM and/or SYNTHELABO NETHERLANDS, as the case may be, to examine and make copies of books, records, documents or information for purposes of defending any litigation now pending or hereafter commenced against the Seller in connection with the businesses of the Companies or the Related Businesses, the preparation of tax returns or the investigation or defense of any Tax claim. In addition, the Purchaser shall make available to the Seller, SANOFI-SYNTHELABO BELGIUM and/or SYNTHELABO NETHERLANDS, as the case may be, on a reasonable basis and as reasonably requested from time to time by the Seller or by SANOFI-SYNTHELABO BELGIUM or SYNTHELABO NETHERLANDS, those persons and documents relevant to the above-described matters for purposes of consultation and/or testimony in connection therewith.

SECTION 6.4 Announcements

The Seller and the Purchaser agree that, no public release or announcement concerning the transactions contemplated herein and in the Asset Transfer Agreements and the German Transfer Agreement shall be issued by either Party (or their Affiliates) without the prior consent of the other Party (which consent shall not be unreasonably withheld), except as such release or announcement may be required by law or the rules or regulations of any governmental entity, in which case the Party required to make the release or announcement shall allow the other Party reasonable time to comment on such release or announcement in advance of such issuance.

SECTION 6.5 Approvals and Consents

As soon as practicable after the date hereof, the Purchaser shall (i) file with any applicable foreign or domestic antitrust or competition authority or Governmental Entity any notification and report form, if any, required from the Purchaser for the transactions contemplated hereby and (ii) file any other notification required for the validity and enforceability of the transactions contemplated by this Agreement. No document shall be filed by the Purchaser pursuant to (i) and (ii) above without the prior written approval of the Seller, provided, however that, if the Parties fail to agree on the content of a mandatory filing, the Purchaser which is legally responsible for such filing shall be entitled to proceed with such filing without the concurrence of the Seller.

SECTION 6.6 Further Actions

Each of the Parties hereto agrees to use its respective reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement.

SECTION 6.7 Transfer Taxes

(a) Notwithstanding anything to the contrary contained herein and except what is provided in Section 6.15 below as regards the transfer of the IP Rights, the Purchaser shall be responsible for the timely payment of all stock transfer, sales, use, value added, documentary, stamp, gross receipts, registration, transfer, conveyance, excise, recording, license and other similar taxes and fees ("Transfer Taxes"), arising out of or in connection with or attributable to the transactions effected pursuant to this Agreement. The Purchaser shall prepare and in a timely manner file all returns in respect of Transfer Taxes, provided, however, that any such returns shall be subject to the approval of the Seller, which approval shall not be unreasonably withheld.

(b) The Purchaser and the Seller shall cooperate with each other in attempting to minimize Transfer Taxes.

(c) The Purchaser shall provide to the Seller, and the Seller shall provide to the Purchaser with all exemption certificates with respect to Transfer Taxes that may be provided for under applicable law. Such certificates shall be in the form, and shall be signed by the proper party, as provided under applicable law.

SECTION 6.8 Intercompany Accounts

All intercompany trade receivables and payables existing as of Closing (excluding the Intercompany Loan) between the Seller or any of its Affiliates, on the one hand, and any of the Companies on the other hand, shall be paid after Closing in accordance with their normal terms and conditions of payment.

SECTION 6.9 Seller's Trademarks and Logos

It is expressly agreed that the Purchaser is not purchasing, acquiring or otherwise obtaining any right title or interest in the Seller's name, trade names, trademarks, identifying logos or service marks related thereto, or any part or variation of any of the foregoing or any similar trade name, trademark or logo, except those referred to in Schedule 3.15 (i), (collectively, the "Seller's Trademarks and Logos"). The Purchaser agrees that neither it, nor any of its Affiliates nor the Companies, or any Subsidiary shall use the Seller's Trademarks and Logos from and after Closing.

SECTION 6.10 Release of Third Party Guarantees

The Purchaser undertakes to obtain, the release of the Seller and its Affiliates from all guarantees given by any of them to third parties in connection with the Companies and/or the Related Businesses an exhaustive list of which is attached as Schedule 6.10 hereto. In the event that any claim is made against the Seller or any of its Affiliates under any such guarantees, the Purchaser shall indemnify and keep indemnified the appropriate party in respect of any sum payable, expense incurred or loss suffered resulting from such guarantee.

SECTION 6.11 Employees

On Closing, the Purchaser shall become or shall cause one or more of its Affiliates to become the employer of all of the Employees of the Related Businesses mentioned in Section 3.20(a) who shall be transferred by operation of law with the assets and liabilities constituting the Related Businesses. The Purchaser shall fulfill all of the employer's obligations to the Employees of the Related Businesses mentioned in Schedule 3.20 (a) and of the Companies and shall indemnify and hold the Seller and its Affiliates harmless from any damage, loss or claim suffered by the Seller or its Affiliates as a result of (i) the Purchaser's failure to fulfill any obligation that any Company or the Purchaser may have with respect to any of the Employees of the Related Businesses mentioned in Section 3.20(a) or of the Companies and/or (ii) any damage, loss or claim suffered by the Seller or its Affiliates and asserted by any such Employees which would contest successfully their transfer to the Purchaser or its Affiliates.

SECTION 6.12 Exercise of Stock Options by Employees

The Seller shall be responsible for and shall pay any social charges arising for the account of PORGES as the employer of any of the Employees who benefit from the stock purchase or stock option plans referred to in Schedule 3.20 (a) upon exercise thereof.

SECTION 6.13 Payment of Stay On Bonuses to Employees

The Seller will pay the stay on bonuses identified in Schedule 3.20 (a) and shall also pay all social charges arising for the account of PORGES as the employer of the relevant Employees as a result of such stay on bonuses.

SECTION 6.14 Pending Litigation and Claims

The Seller confirms that it retains liability for and full conduct of the litigation set forth in Schedule 6.14 and the Purchaser agrees to cooperate fully with the Seller and its counsels in the conduct of such litigation and the Seller shall fully indemnify the Purchaser and the Companies against any damage and/or cost that the Purchaser and/or the Companies may incur resulting from such litigation.

SECTION 6.15 Transfer of Trademarks

On the Closing, the Seller shall execute and file with the relevant authorities the documents required in order to transfer and register in the name of the Purchaser the trademarks currently owned by SANOFI-SYNTHELABO and listed in Schedule 3.15 (i). The Seller shall pay, all due fees and expenses associated with such registration. Without prejudice to the foregoing, the Seller shall continue to cooperate with the Purchaser after Closing in order to execute any agreement or document as may be necessary in order to obtain from the relevant authorities the transfer of registration of trademarks referred to in Schedule 3.15 (i) in the name of the Purchaser.

SECTION 6.16 Payments by Seller Under Article VI

For the avoidance of doubt, the provisions of Article VII hereinafter do not apply to payments made by the Seller under this Article VI.

ARTICLE VII

INDEMNIFICATION

SECTION 7.1 Indemnification

      Indemnification by the Seller. Subject to the limits set forth in Article VII, the Seller agrees to indemnify, defend and hold the Purchaser, its officers, directors and Affiliates, harmless from and in respect of any and all losses, damages (excluding, however incidental or consequential damages), costs and reasonable expenses (including, without limitation, reasonable expenses of investigation and defense fees and disbursements of counsel and other professionals) (collectively, "Losses"), that they may incur arising out of or due to any breach of any Representation or Warranty of the Seller contained in Article III of this Agreement provided, however, that the Seller shall have no liability to the Purchaser with respect to any acts, facts or events that would not have occurred or been aggravated (to the extent of such aggravation) without the action or negligence of the Purchaser, of any legal person under its control, or of any individual under their authority.
      Indemnification by the Purchaser and the Companies. The Purchaser agrees to indemnify, defend and hold the Seller, their officers, directors and Affiliates, harmless from and in respect of any and all Losses that they may incur arising out of or due to any breach of any Purchaser's Representation and Warranty contained in Article IV of this Agreement.

SECTION 7.2 Survival of Representations and Warranties

The representations and warranties of the Parties contained in this Agreement will survive the Closing and will remain in full force and effect thereafter for a period of two (2) years from the Closing, except that the representations and warranties set forth in Sections 3.1, 3.2, 3.3, 3.10, 3.20 (concerning social security matters only) and 4.1 shall survive until expiration of the relevant statute of limitations.

SECTION 7.3 Limitations on Indemnification by the Seller

With respect to indemnification by the Seller for any breach of any such Representations or Warranties of Seller, no Loss shall be subject to indemnification if the total amount thereof in each case is not in excess of fifteen thousand Euros (15,000), subject to said limitation for each Loss and in addition to it, the Purchaser shall not be entitled to recover from the Seller unless and until the total of all claims for indemnity or damages with respect to any breach of any such Representations or Warranties, brought under Section 7.1 (a), exceeds three hundred thousand Euros (300,000), it being understood that such amount constitutes a threshold and not an excess amount and that any claims for indemnity in excess of the said amount shall be indemnified on a Euro for Euro basis from the first Euro, provided however that the Purchaser shall not be entitled to recover from the Seller more than ten million Euros (10,000,000), in the aggregate, pursuant to Section 7.1, except for claims arising solely under Sections 3.1, 3.2 and 3.3 for which the maximum shall be an amount equivalent to the Global Consideration.

SECTION 7.4 Notice and Opportunity to Defend

If there occurs an event which a Party (an "Indemnified Party") asserts is an indemnifiable event pursuant to Section 7.1(a) or 7.1(b), the Indemnified Party shall notify the other Party obligated to provide indemnification (an " Indemnifying Party") promptly. If such event involves (i) any claim or (ii) the commencement of any action of proceeding by a third person, the Indemnified Party will give such Indemnifying Party prompt written notice of such claim or the commencement of such action or proceeding. Such notice shall be a condition precedent to any liability of the Indemnifying Party hereunder; provided, however, that the failure to provide prompt notice as provided herein will relieve the Indemnifying Party of its obligations hereunder only to the extent that such failure prejudices the Indemnifying Party hereunder. In case any such action shall be brought against any Indemnified Party and it shall notify the Indemnifying Party of the commencement thereof, the Indemnifying Party shall be entitled to participate therein and, to the extent that it shall wish, to assume the defense thereof, with counsel reasonably satisfactory to the Indemnified Party and, after notice from the Indemnifying Party to the Indemnified Party of such election so to assume the defense thereof, the Indemnifying Party shall not be liable to the Indemnified Party for any legal expenses of other counsel or any other expenses subsequently incurred by such party in connection with the defense thereof. The Indemnified Party agrees to cooperate fully with the Indemnifying Party and its counsel in the defense against any such asserted liability. The Indemnified Party shall have the right to participate at its own expense in the defense of such asserted liability. No Indemnifying Party shall consent to the entry of any judgment or enter into any settlement without the consent of the Indemnified Party (A) if such judgment or settlement does not include as an unconditional term thereof the giving by each claimant or plaintiff to each Indemnified Party a release from all liability in respect to such claim, (B) if such judgment or settlement would be imposed against the Indemnified Party or such judgment or settlement could interfere with or adversely affect the business, operations or assets of the Indemnified Party.

SECTION 7.5 Miscellaneous Provisions

      The amount which an Indemnifying Party is required to pay to, for or on behalf of any Indemnified Party pursuant to Article VII shall be adjusted by any third party payments or insurance proceeds actually recovered by or on behalf of such Indemnified Party in reduction of the related indemnifiable Loss (the "Indemnifiable Loss"). Amounts required to be paid, as so reduced, are hereinafter called an "Indemnity Payment." If an Indemnified Party shall have received an Indemnity Payment in respect of an Indemnifiable Loss and shall subsequently receive insurance proceeds in respect of such Indemnifiable Loss, or realize any tax benefit as a result of such Indemnifiable Loss, then the Indemnified Party shall pay to the Indemnifying Party the amount of such insurance proceeds or tax benefit or, if lesser, the amount of the Indemnity Payment.
      Any Indemnity Payment by the Seller on account of a Loss shall constitute damages and not a reduction in the Global Consideration.
      Losses having the same origin may only give use to one obligation of indemnification pursuant to this Agreement, in particular (but without being limited to the following) when a Loss in a Subsidiary would have an impact on the value of the shareholding interest held by the Company in such Subsidiary. For the avoidance of doubt no right to indemnity will exist under the Asset Transfer Agreements or the German Transfer Agreement independent of the indemnity under this Agreement.
      If and to the extent to which a specific provision has been made in the September Financial Statements or in the December Financial Statements (if those are substituted according to the provisions of Section 3.7 (f)) with respect to an individual matter or accounting category regarding obsolescence of stocks and bad debts which is the subject of a claim for indemnification pursuant to Section 7.1 (a) above, such claim for indemnification shall be reduced by the amount of such provision.

      The Purchaser shall not have a claim pursuant to Section 7.1 (a) above if and to the extent to which a Global Consideration adjustment has been made pursuant to Section 2.4 above with respect to the matter on which such claim is based.

ARTICLE VIII

CONDITIONS

SECTION 8.1 Conditions Precedent to the Closing

This Agreement and the transactions contemplated herein are not subject to any conditions precedent.

ARTICLE IX

MISCELLANEOUS

SECTION 9.1 Notices

Any notices or other communications required or permitted hereunder shall be sufficiently given if in writing (either in the French or English language) and personally delivered or sent by registered or certified mail, return receipt requested, postage prepaid, or if sent by facsimile transmission with confirmation by registered or certified mail addressed as follows or to such other address as the Parties shall have given notice of pursuant hereto :

(a) if to Purchaser, to:

Mentor Corporation

201 Mentor Drive

Santa Barbara, CA 93111 USA

Telecopy No. 1.805.964.2712

Attention: Mr. Christopher Conway

with a copy to:

Mentor Corporation

201 Mentor Drive

Santa Barbara, CA 93111 USA

Telecopy No. 1.805.964.2712

Attention: Mr. Adel Michael
      if to Seller, to:

Sanofi-Synthélabo

174, avenue de France

75013 Paris, France

Telecopy No. (+ 33.1) 53.77.40.85

Attention: Senior Vice President and General Counsel

with a copy to:

Veil Armfelt Jourde La Garanderie

38, rue de Lisbonne

75008 Paris

Telecopy No: 00 33 1 53 53 94 94

Attention: Mr. Andrew Armfelt

Such notice shall be deemed to have been received, if sent by facsimile transmission, on the business day following the day on which it was sent; if sent by registered post with request for acknowledgment of receipt, on the third business day following the day on which it was sent; and if delivered to the addressee personally against acknowledgment of receipt, on the day of delivery.

SECTION 9.2 Entire Agreement

This Agreement (including the documents and the instruments referred to herein), the Exhibits and the Schedules thereto and the Confidentiality Agreement (a) constitute the entire agreement and supersede all prior agreements and understandings, both written and oral, among the Parties with respect to the subject matter hereof, and (b) except as provided herein, are not intended to confer upon any person other than the Parties any rights or remedies hereunder.

In the event of any inconsistency between this Agreement and the German Transfer Agreement or either Asset Transfer Agreement, this Agreement shall prevail.

SECTION 9.3 Amendments and Modifications

No amendment or modification of this Agreement and no waiver of any provision hereof shall be valid unless made in writing and signed by each Party hereto.

SECTION 9.4 Waiver

No waiver or delay by one of the Parties hereto to assert its rights hereunder shall be construed to be a renunciation to assert the same right or other rights in the future.

SECTION 9.5 Expenses

Except as set forth otherwise in this Agreement, each Party will pay its own expenses (namely legal fees, bankers' and accountants' fees) incurred in connection with this Agreement and the transactions contemplated hereby.

SECTION 9.6 Applicable Law

This Agreement shall be governed by and construed, in all respects, in accordance with the laws of France.

SECTION 9.7 Arbitration

Any disputes which may arise from this Agreement shall be finally settled by arbitration in accordance with the Rules of Arbitration of the International Chamber of Commerce applicable at the time of arbitration. The arbitral tribunal shall be composed of one or more arbitrators appointed in accordance with such rules. The arbitration shall take place in Paris, France. The arbitrator(s) shall be fluent in English and French and documents may be submitted in English or in French, without any translation.

SECTION 9.8 Severability

If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void, unenforceable or against its regulatory policy, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

In such an event, the Parties will negotiate in good faith in order to substitute, if possible, the relevant unlawful clause with a lawful clause corresponding to the spirit and object of the original clause.

SECTION 9.9 Assignment

Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the Parties (whether by operation of law or otherwise) without the prior written consent of the other Party, except that (i) the Seller shall have the right to assign its rights under this Agreement in case of any reorganization involving the Seller's business or in the event that the Seller is the object of a merger, spin-off, sale of stock or assets or other corporate disposition and that (ii) the Purchaser shall be entitled to assign this Agreement to any wholly owned subsidiary, provided that, in such case, the Purchaser shall remain jointly and severally liable, together with said subsidiary, for the compliance by the latter of all the Purchaser's obligations under this Agreement, the Asset Transfer Agreements, the German Transfer Agreement and the Services Agreements. Subject to the provisions of this Section 9.9, all the terms and conditions of this Agreement will be binding upon, inure to the benefit of and be enforceable by the Parties and their respective permitted successors and assignees.

For the purposes of article 223b paragraph 7 of the Code Général des Impôts it is understood that the purchase by the Purchaser of the French Shares is made in view to transfer them by way of contribution, sale or otherwise to a wholly owned French subsidiary.

SECTION 9.10 Headings

Headings of the Articles and Sections of this Agreement are for convenience of the Parties only, and shall be given no substantive or interpretative effect whatsoever.

SECTION 9.11 Incorporation by Reference

The Schedules and Exhibits to this Agreement constitute integral parts of this Agreement and are hereby incorporated into this Agreement by this reference. A disclosure in a given Schedule shall be deemed a disclosure for the purposes of each other representation, warranty and Schedule to which it may relate.

IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be signed by their respective officers thereunto duly authorized as of the date first written above.

SANOFI-SYNTHELABO

By: /s/ CHRISTIAN MIGNON and By: /s/BRUNO GARNIER

Christian Mignon Bruno Garnier

SYNTHELABO BIOMEDICAL

By: /s/ CHRISTIAN MIGNON and By: /s/BRUNO GARNIER

Christian Mignon Bruno Garnier

MENTOR CORPORATION

By: /s/ CHRISTOPHER CONWAY

Christopher Conway

PURCHASE AND SALE AGREEMENT

between

SELLER

SOUTH BAY MEDICAL, LLC

a Minnesota limited liability company

and

BUYER

MENTOR CORPORATION

a Minnesota corporation

PURCHASE AND SALE AGREEMENT

THIS PURCHASE AND SALE AGREEMENT, dated for reference purposes as of December 1, 2000, is entered into by and between SOUTH BAY MEDICAL, LLC, a Minnesota limited liability company (the "Seller") and MENTOR CORPORATION, a Minnesota corporation (the "Buyer"), with reference to the following facts:

RECITALS:

    Buyer is engaged in the manufacture, distribution, marketing and/or sale of certain medical devices, including but not limited to radionuclear sources used in the treatment of prostate cancer.

    Seller was organized in 1999, and has developed certain technologies which have potential application in the treatment of prostate cancer.

    Seller is willing to sell the assets relating to such technologies, and Buyer is willing to purchase such assets, in each case on the terms and conditions set forth in this Agreement.

AGREEMENTS:

NOW, THEREFORE, in consideration of the mutual promises set forth below and intending to be legally bound, the Buyer and Seller hereby agree as follows:

    DEFINITIONS.

As used in this Agreement, the following words and phrases shall have the meanings set forth below:

        Acquired Business.

        The entirety of Seller's business as it existed on the Reference Date and at all times thereafter until the Closing Date, described generally as the development of technologies for use in current and/or emerging brachytherapy surgical procedures, including but not limited to the Products.

        Affiliate.

        With respect to any Person, (a) any Person directly or indirectly controlling, controlled by, or under common control with such Person, (b) any Person owning or controlling ten percent (10%) or more of the outstanding voting interests of such Person, (c) any member, officer, director, or general partner of such Person, or (d) any person who is a member, officer, director, general partner, trustee, or holder of ten percent (10%) or more of the voting interests of any person described in clauses (a) through (c) of this sentence. For purposes of this definition, the term "control" shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

        Assets.

        All right, title and interest of the Seller in the assets, properties and rights of every kind, nature, character or description, whether tangible or intangible, real, personal or mixed, wherever located, and whether or not reflected on the books and records of the Seller, used or held by the Seller as of the Reference Date exclusively or primarily in, or which comprise a material part of, the Acquired Business, including any additions to such assets, properties and rights in the ordinary course of business between the Effective Date and the Closing Date, but specifically excluding the Excluded Assets.

        Balance Sheet.

        The unaudited balance sheet prepared by Seller for the Acquired Business for the year ended December 31, 1999.

        Business Manager.

        Any Person who held the position of Chief Executive Officer, President, Vice President, or Chief Financial Officer of Seller as of the Reference Date or who was a senior engineer of the Seller as of the Reference Date.

        Buyer.

        Mentor Corporation.

        Buyer's Disclosure Schedule.

        The Schedule to be prepared by Buyer and attached as EXHIBIT B to this Agreement, setting forth the information called for by Section - of this Agreement and any exceptions to the warranties and representations of Seller made in Section - of this Agreement

        Closing.

        The simultaneous transfer of the Assets to Buyer and the payment to Seller of so much of the Purchase Price as Buyer is required to remit on the Closing Date.

        Closing Date.

        The date of the Closing.

        Code.

        The Internal Revenue Code of 1986, as amended.

        Commercial Sale.

        The issuance by Buyer of an invoice for the sale or lease of specified products by Buyer or an Affiliate of Buyer to a Third Party in the ordinary course of business after the Closing Date, excluding (a) samples provided free of charge for education and training purposes, (b) demonstration units, (c) products transferred among Buyer and its Affiliates, and (d) products provided to a beta-test site for the purpose of evaluation.

        Common Stock.

        Buyer's common capital stock.

        Effective Date.

        The date on which the last party who is a signatory to this Agreement has affixed its signature hereto.

        Encumbrance.

        Any claim, lien, mortgage, pledge, option, charge, easement, security interest, right-of-way, encumbrance or other rights of third parties.

        Environmental Law.

        Any federal, state or local law, including statutes, ordinances, rules, regulations, orders, standards and common law, whether now in effect or hereafter adopted, that (a) prohibits, limits or otherwise regulates the use, exposure, release, generation, manufacture, sale, transport, handling, storage, treatment, reuse, presence, disposal or recycling of a Hazardous Substance, or (b) imposes liability or standards of conduct concerning a Hazardous Substance.

        Exchange Act.

        The Securities Exchange Act of 1934, as amended.

        Excluded Assets.

        Those assets owned by Seller that are not used exclusively or primarily in and do not comprise a material part of the Acquired Business, as more particularly described in Section -, below.

        Excluded Liabilities.

        All debts, obligations and liabilities of Seller and its Affiliates occurring or resulting from events occurring prior to the Closing Date unless expressly assumed by Buyer pursuant to this Agreement. Unless otherwise expressly assumed by Buyer in or pursuant to this Agreement, the Excluded Liabilities include, by way of example and not in limitation: (a) claims for damages for injuries to persons or property on account of the actions or conduct of Seller or its agents or employees; (b) claims for breach of warranty, strict liability, product liability, wrongful death or other injury, damage or loss attributable to Product manufactured or assembled prior to the Closing Date; (c) any claim for the violation or infringement of the intellectual property rights of third parties that constitutes a default by Seller of its representation set forth in Section -, below; (d) all compensation, benefits, perquisites, payroll taxes and other payroll expense accrued for the benefit of Seller's employees; (e) claims arising under any employment agreements between Seller and its employees, including claims alleged to have arisen by operation of law or the terms of such agreements; and (f) claims for amounts due for goods and services sold or delivered to Seller or any Affiliate of Seller prior to the Closing Date not specifically identified in Schedule 8 of Seller's Disclosure Schedule.

        FDA.

        The United States Food and Drug Administration.

        Financial Statements.

        Collectively, (a) the unaudited financial statements prepared by Seller for the calendar year ended December 31, 1999, consisting of (i) the Balance Sheet together with (ii) unaudited statements of earnings and a statement source and application of funds for the calendar year then ended; and (b) the unaudited balance sheet prepared by Seller for the calendar year ended December 31, 2000, and an unaudited statement of earnings for the twelve (12) month period then ended.

        Fixed Assets.

        Any Machinery and Equipment and other tangible personal property owned by Seller that is used by Seller exclusively or primarily in the Acquired Business.

        Force Majeure.

        The occurrence of an act of God or other events beyond the reasonable ability of the party affected thereby to control, such as wars or insurrection, strikes, fires, vandalism, floods, earthquakes, work stoppages, embargoes, labor shortages, lack of materials or other similar circumstances.

        GAAP.

        Generally accepted accounting principles applied on a uniform basis in a manner consistent with past practices.

        Governmental Authority.

        The FDA and any other domestic or foreign public, governmental, or regulatory body, agency, department, commission, board, bureau, or other authority or instrumentality, including without limitation all industry or other quasi-governmental or self-regulatory organizations, having jurisdiction over the parties, or any aspect of the Assets, the Acquired Business or any of the Products.

        Hazardous Substance.

        Any gaseous, liquid, semi-solid or solid material or substance that is defined as (a) a pollutant, (b) a contaminant, or (c) a hazardous, toxic or dangerous waste, substance, or material by an Environmental Law.

        Intellectual Property.

        To the extent of Seller's entire interest therein, (a) all of the trademarks, trade names (other than "South Bay Medical") and service marks (whether registered or not), applications for the foregoing, trademark rights, and trade dress under or by which the Products are known or identified anywhere in the world, including any inactive trade names and trademarks previously used in the Acquired Business, and (b) any invention, patent, patent application, patent right, process, copyright, trade secret and other proprietary rights which are owned by or licensed to Seller and used by Seller in the conduct of the Acquired Business, and (c) all foreign, domestic, federal and state registrations and applications pertaining to or covering any of the foregoing.

        Knowledge.

        A belief by Seller held as of the Closing Date that is predicated either (a) on information that is actually known to one or more of its Business Managers, or (b) on the absence of contrary information, provided that (unless expressly provided otherwise elsewhere in this Agreement with respect to a specific matter) such contrary information would not have been disclosed or become available to at least one of Seller's Business Managers if each of its Business Managers had (i) made reasonable inquiry and (ii) examined the books and records relevant to such Business Manager's duties and responsibilities that are maintained by Seller in the ordinary course of its business, or (c) with respect to the Intellectual Property, good faith reliance on the opinion of legal counsel experienced in patent and intellectual property matters retained by Seller to examine and advise Seller with respect to Seller's Intellectual Property and the extent to which the manufacture, sale or use of Seller's Products might infringe on the rights of Third Parties.

        Leased Assets.

        The office space located at 9727 Valley View Road in Eden Prairie, Minnesota 55344 used by Seller in its business and any leased Machinery and Equipment used by the Seller exclusively or primarily in the conduct of the Acquired Business.

        Machinery and Equipment.

        All tooling, instruments, laboratory equipment, research equipment, fixtures, machinery, computers, databases, software and equipment owned or leased by Seller and used by Seller exclusively or primarily in the development, manufacturing, marketing, sale, distribution, repair, and servicing of the Products.

        Material Adverse Effect.

        Any material adverse change since the Reference Date in the financial condition, assets, properties, prospects, liabilities (absolute, accrued, contingent or otherwise), reserves, business or results of operations of the Acquired Business.

        Material Adverse Event.

        An occurrence having a consequence that either (a) constitutes a Material Adverse Effect or that (b) is reasonably foreseeable, has a reasonable likelihood of occurring and, if it were to occur, would constitute a Material Adverse Effect.

        Material Contracts.

        With respect to Seller:

          Any contract between Seller and any other Person with respect to research regarding or the development, testing or clinical study of the Products or any component of the Products.

          Any contract which involves the performance of services or the delivery of goods and/or materials by or to Seller for the benefit or the account of the Acquired Business.

          Any lease, rental agreement, license, installment and conditional sale agreement, and other contracts affecting the ownership of, leasing of, title to, use of, or any other interest in, any Machinery, Equipment or other personal property used by Seller exclusively or primarily in the Acquired Business.

          Any licensing agreement or other contract with respect to the Intellectual Property and Technical Information, including agreements with current or former employees, consultants or contractors regarding the exploitation, appropriation or the nondisclosure of the Intellectual Property and Technical Information.

          Any joint venture contract, partnership agreement, operating agreement or other contract providing for the formation or operation of any entity or association in which Seller has a beneficial interest and which pertains to the Acquired Business or the Products.

          Any covenant not to compete or other restriction on the ability of Seller to conduct the Acquired Business or to develop, manufacture, market, distribute, sell and service the Products.

          Any supply and/or distribution agreements with manufacturers or suppliers of the Products or components thereof.

          Any agency, marketing, distribution or service agreements with marketing or sales representatives, distributors, service companies or other Persons engaged in the marketing, sale, distribution, repair, maintenance or servicing of the Products.

          Any other agreement that is material to the conduct of the Acquired Business.

          Any amendment, supplement or modification (whether written or oral) with respect to any of the foregoing.

        Net Selling Price.

        The net invoice price charged to a Third Party in connection with a Commercial Sale of Buyer's Seeds preloaded in an Automated Seed Cartridge Product, including any convenience or loading charges charged to the Third Party. The Net Selling Price shall not include:

          Returns, credits, sales taxes, cost of shipping, insurance, cost of freight, cost of packing, transportation charges, rebates and discounts given to customers, dealers and distributors, and commissions paid to agents, but only if such returns, credits, taxes, costs, charges, rebates, discounts and commissions are expressly stated and separately invoiced or may be readily determined by acceptable accounting practices; or

          The amount by which (a) the net selling price of kits containing both (i) Seeds preloaded in an Automated Seed Cartridge Product and (ii) other products manufactured or distributed by Buyer exceeds (b) the Net Selling Price of Seeds preloaded in an Automated Seed Cartridge Product when sold on a stand-alone basis.

        Permits.

        Any licenses, permits, approvals, authorizations, clearances, certifications, registrations, grants of confidentiality, or orders issued or required by a Governmental Authority as a condition to or in connection with the ownership and use of the Assets of Seller, the sale of the Products and the conduct of the Acquired Business, including without limitation any clearances, approvals, registrations, applications, experimental use permits and emergency use exemptions relating to the Products from the FDA.

        Person.

        Any individual, copartner, association, partnership, joint venture, limited liability company, trust, estate or other entity or organization.

        Principal.

        Any member or manager of Seller.

        Proceeding.

        Any claim, action, suit, litigation, arbitration or mediation proceeding, investigation, hearing or other proceeding, whether criminal or civil and whether judicial, administrative, governmental or private.

        Products.

        Those certain products marketed and sold by Buyer or its Affiliates for use in current and/or emerging brachytherapy surgical procedures that embody or utilize brachytherapy dosimetry planning and implementation technologies that are covered by the allowed claims of those certain patents identified in this Section -, including but not limited to the Automated Seed Loader Product and the Automated Seed Cartridge Product. The definitions for each of those Products are as follows:

          Automated Seed Loader Product. Any automated radioisotope seed loader system marketed and sold by Buyer or any Affiliate of Buyer that is covered by the allowed claims of U.S. Patent Application Nos. 09/587,624, 60/247,229 or 60/247,482 or any application claiming priority thereto consisting of the Isoloader Product, the Isoloader AL Product, and the Isoguide Product, and any subsequent improvement, modification or substitution for such seed loader systems that are covered by the allowed claims of U.S. Patent Application Nos. 09/587,624, 60/247,229 or 60/247,482 or any application claiming priority thereto.

            Isoguide Product. The automated implantation system for implanting radioisotope seeds that is in the process of being developed by Seller as of the Closing Date and is currently known as the Isoguide™.

            Isoloader Product. The current automated motion control radioisotope seed loader system developed by Seller as of the Closing Date and currently known as the Isoloader™, and all prior versions of such automated loader system previously developed by Seller.

            Isoloader AL Product. The after-loader automated motion control system radioisotope seed loader system that is in the process of being developed by Seller as of the Closing Date and currently known as the Isoloader AL™.

          Automated Seed Cartridge Product. Collectively, (a) the replaceable radioisotope seed cartridge developed by Seller as of the Closing Date and currently known as the IsoCartridge™, (b) all prior versions of such cartridge previously developed by Seller, and (c) any subsequent improvement, modification or substitution for such cartridge that would be covered by the allowed claims of U.S. Patent Application No. 09/587,642 or any application claiming priority thereto.

        Purchase Price.

        The aggregate of the monies and shares of Buyer's Common Stock described in Section -.

        Reference Date.

        December 31, 1999.

        Scheduled Closing Date.

        January 20, 2001.

        Securities Act.

        The Securities Act of 1933, as amended.

        Seller.

        South Bay Medical, LLC, a Minnesota limited liability company.

        Seller's Disclosure Schedule.

        The Schedule to be prepared by Seller and attached as EXHIBIT A to this Agreement, setting forth (a) the Assets and Liabilities Schedules identified in Section -, below, (b) the information required to be specifically identified by Seller to Buyer pursuant to Section -, below, and (c) the exceptions to the warranties and representations made by Seller to Buyer in Section -, below.

        Seeds.

        Buyer's IoGold® and PdGold™ radionuclear sources or any replacement radioactive sources marketed and sold by Buyer in lieu thereof.

        Supplies.

        Expendable and disposable items used by Seller exclusively or primarily in the development, manufacturing, marketing and distribution of the Products, including packaging and shipping materials, and promotional and marketing materials.

        Taxes.

        All federal, state, local and foreign income, franchise, gross receipts, value added, excise, business license, sales, use, withholding, employment, unemployment, social security, property and other taxes imposed on Seller or any of its property, whether as a result of its own activities or by virtue of its affiliation with other entities, for any taxable period or portion thereof that ends on or before the Closing Date, and all interest, penalties and additions to tax attributable thereto.

        Tax Returns.

        All tax and information returns, reports and other filings required to be made by Seller with any federal, state, local or foreign Governmental Authority with respect to any taxes applicable to or imposed upon Seller for any period ending on or before the Closing Date.

        Technical Information.

        All technical information and data relating to the Products and the Acquired Business, including but not limited to know-how, trade secrets, inventions, formulas, processes, designs, drawings, technology, software (including source codes), databases, manufacturing and quality control procedures and records, product composition data and specifications, packaging specifications, material safety data sheets, customer specifications, product standards, prototypes, samples and reports of analyses thereof, lab notebooks, records of inventions, patents, patent applications and draft patent application, and research and development projects, materials, results and records, wherever located.

        Third Party.

        Any Person other than the legal entities that are parties to this Agreement and their Affiliates.

        Tribunal.

Any court of competent jurisdiction, whether domestic or foreign, any arbitration or mediation board or panel, and any Person to whom, either through judicial process or by stipulation or mutual agreement, a dispute is submitted for resolution.

    PURCHASE AND SALE OF ASSETS

        Assets to be Transferred.

        Subject to the terms and conditions set forth in this Agreement, Seller agrees to sell to Buyer, and Buyer agrees to purchase from Seller as of the Closing Date, the Assets comprising the Acquired Business, including but not limited to the following:

          Fixed Assets. The Fixed Assets and other tangible personal property owned by Seller and comprising a part of the Acquired Business.

          Leased Assets. The office space leased by Seller at 9727 Valley View Road in Eden Prairie, Minnesota 55344 and all of the Machinery and Equipment comprising a part of the Acquired Business.

          Intangible Assets. All of the intangible personal property and property rights associated with the Products and the Acquired Business, including without limitation all of the following:

            Intellectual Property. Seller's entire right, title and interest in and to the Intellectual Property.

            Technical Information. All Technical Information.

            Permits. All Permits issued by any Governmental Authority, to the extent such Permits are transferable.

            Non-Disclosure Agreements. All of the Seller's rights and obligations with respect to confidentiality agreements and restrictive covenants (including, but not limited to, the right to enforce such obligations and covenants) in favor of the Seller identified in SCHEDULE 5, including but not limited to those executed by current and former employees.

            Material Contracts. All Material Contracts pertaining to the Acquired Business, other than those contracts identified pursuant to Section -, if any, that Buyer and Seller agree shall not be transferred to Buyer.

            Books & Records. All originals (where originals exist), and/or copies of records, including customer and potential customer lists and files, advertising materials and sales literature, information relating to Product development histories and procedures, vendor files and financial records, and other development information and records, regardless of the medium in which such items may have been created or stored, other than employee personnel files and the records of the general corporate affairs of Seller.

            Goodwill. All goodwill associated with the Acquired Business and/or the Products.

            Insurance Claims. Claims under insurance policies, and the proceeds of such claims, but only to the extent that such claims are attributable to losses occurring prior to the Closing Date with respect to assets that are not Excluded Assets.

          Prepaid Items. The prepaid expenses and deposits that constitute assets of the Acquired Business as of the Closing Date.

          Supplies. All Supplies owned by Seller required for or used in the conduct of the Acquired Business

        Excluded Assets.

        The assets to be transferred to Buyer pursuant to this Agreement shall not include:

          Seller's cash on hand, accounts receivable, notes receivable and subscription receivables;

          Any real property owned by Seller;

          Fixed Assets owned by Seller that are not used exclusively or primarily in the conduct of the Acquired Business.

          Insurance policies and the proceeds of insurance policies attributable to claims arising prior to the Closing Date with respect to assets not being sold and transferred to Buyer.

          Refunds of taxes, customs and duties, and all other refunds and rebates of any nature whatsoever attributable to periods prior to the Closing Date, including the refund of workers compensation premiums or contributions.

          Those contracts and agreements, if any, that Buyer and Seller identify in the Seller Disclosure Schedule as not being transferred to and assumed by Buyer.

        Limited License.

        Buyer acknowledges that it is not acquiring, and Seller retains all right, title and interest to, the trade name "South Bay Medical" and corresponding logo (collectively, the "Mark"). Seller hereby grants to Buyer for a period of one (1) year from the Closing Date a limited license to use such Mark for transition purposes in order to identify the Products as those previously developed by Seller and to identify Buyer as the successor-in-interest to Seller with respect to the Products.

        Liabilities to be Assumed.

        Buyer shall assume only (a) those liabilities of Seller occurring from and after the Closing Date which relate to the Assets being acquired by Buyer, (b) constitute the executory obligations of Seller under contracts and agreements that are being transferred to Buyer, and (c) those obligations identified in SCHEDULE 8 hereto, but only to the extent those obligations do not exceed in aggregate the sum of (a) $100,000 plus (b) the value of the two (2) Automated Seed Loader Products Seller has agreed to deliver to the two (2) customers identified in Schedule 8. Except as specifically set forth in this Section -, the Buyer will not assume, and shall not be bound by, any obligations and liabilities of the Seller of any kind or nature, known or unknown, expressed, implied, contingent or otherwise.

        Excluded Liabilities.

        The Excluded Liabilities shall, as between the parties, be and remain the obligations of Seller, and Seller shall indemnify and hold Buyer free and harmless therefrom as provided in Section 12.3, below.

        Preparation of Asset Schedules.

        Before the Closing, Seller shall prepare and deliver to Buyer for review and approval the following schedules, each of which shall constitute a part of the Seller's Disclosure Schedule to be delivered to Buyer pursuant to Section - of this Agreement :

          Schedule of Fixed Assets. A schedule identifying all the Fixed Assets owned by Seller that are used by it in the Acquired Business and in marketing, selling and servicing the Products, setting forth for each such asset (a) its date of purchase, (b) its original purchase price, (c) the method of depreciation utilized to recover its cost, (d) its original and remaining useful life, (e) its book value as of the end of the most recent month preceding the date of such schedule, and (f) the most recent monthly depreciation allowance claimed for such asset.

          Schedule of Leased Assets. A schedule setting forth the leases and rental agreements for (a) all office, production, warehouse and storage facilities (the "Facilities Leases") and (b) for the Machinery and Equipment (the "Equipment Leases") to be transferred to Buyer, together with copies of each such Facilities Lease and Equipment Lease.

          Schedule of Material Contracts. A schedule setting forth (a) each Material Contract proposed to be transferred to and assumed by Buyer, including (i) the names of the parties to such contract, (ii) the date of the contract, (iii) a brief description of the nature of the contract or the goods or services to be supplied pursuant thereto, and (iv) the expiration date of the contract, and (b) those contracts, if any, that are not to be transferred to or assumed by Buyer.

          Schedule of Intangible Property. A schedule setting forth in reasonable detail a description of all of the intangible personal property referred to in subparagraphs - through - of Section -, above, together with copies of all documents and agreements comprising or evidencing such intangible personal property and property rights.

          Schedule of Prepaid Items. A schedule setting forth as of the Closing Date the amount of all prepaid expenses and deposits made by Seller that constitute assets of the Acquired Business.

          Employees of the Business. A schedule setting forth as of the Effective Date the names, positions, and current compensation of all employees of the Seller.

    TERMS OF PURCHASE

The total aggregate Purchase Price for the Assets and the Acquired Business shall be and include each of the following:

        Consideration Payable at Closing.

        On the Closing Date, Buyer shall remit to Seller:

          Cash. The sum of $2,000,000, by check drawn on a financial institution chartered by the State of California and made payable to Seller; and

          Restricted Stock. Provided the Closing Date is on or before January 31, 2001, a total of 235,293 shares of Buyer's Common Stock, par value $0.10 per share (the "Restricted Stock"). If the Closing Date is after January 31, 2001, then the Restricted Stock shall equal that number of shares of Buyer's Common Stock equal to (i) $4,000,000 divided by (ii) the closing value of Buyer's Common Stock on the Nasdaq National Market System (as reported in The Wall Street Journal) on the Closing Date. Seller shall hold the Restricted Stock subject to the following restrictions:

            The certificates and documents representing the Restricted Stock will bear a restrictive legend in substantially the following form:

            "THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ISSUED WITHOUT REGISTRATION OR QUALIFICATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE `SECURITIES ACT'), AND THE BLUE SKY LAWS OF ANY JURISDICTION. SUCH SECURITIES MAY NOT BE SOLD, ASSIGNED, TRANSFERRED OR OTHERWISE DISPOSED OF, BENEFICIALLY OR ON THE RECORDS OF THE CORPORATION, UNLESS THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN REGISTERED OR QUALIFIED UNDER THE SECURITIES ACT AND APPLICABLE BLUE SKY LAWS OR THERE HAS BEEN DELIVERED TO THE CORPORATION AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT SUCH REGISTRATION AND QUALIFICATION IS NOT REQUIRED."

            Buyer may place on the certificates and documents representing the Restricted Stock such additional legends as may be necessary or advisable for purposes of compliance with the applicable state securities laws and the provisions of subparagraph -, below.

            Subject to longer periods required by applicable laws and regulations, Seller shall not sell, transfer, assign or otherwise dispose of the Restricted Stock until the following minimum holding periods have been satisfied:

              The first annual anniversary of the Closing Date, with respect to one-third (1/3) of the shares of Restricted Stock;

              The second annual anniversary of the Closing Date, with respect to one-third (1/3) of the shares of Restricted Stock;

              The third annual anniversary of the Closing Date, with respect to one-third (1/3) of the shares of Restricted Stock.

            Notwithstanding the provisions of subparagraph -, above, and Section -, below, Seller shall be entitled to distribute the shares of Restricted Stock to its members in partial or complete liquidation of their membership interests provided that (1) Seller holds the Restricted Stock until the 1st annual anniversary of the Closing Date, (2) Seller makes no more than two (2) such distributions per calendar year thereafter, and (3) the member(s) to whom such shares are transferred executes and delivers to Buyer (a) an investment letter in form attached as EXHIBIT E to this Agreement and (b) his or her written agreement to be bound by the foregoing provisions of this Section -.

            Seller shall be entitled to distribute those Restricted Shares that may be disposed of pursuant to Section -, above, to those of its members as Seller in its sole discretion determines to be appropriate, but Buyer not shall not be obligated to register any transfer of any of the Restricted Shares to any person unless (1) Seller has complied with the provisions of subsection D, above and (2) Buyer has received the documents required to be delivered to it pursuant to subsection D, above.

        Consideration Payable After Closing.

        After the Closing Date, Buyer shall remit to Seller:

          Milestone Payments. The following milestone payments:

            The sum of $1,800,000 payable by check on the last to occur of (i) the 1st annual anniversary of the Closing Date, or (ii) five (5) business days after the last day of Buyer's fiscal month in which the 75th Commercial Sale of an Automated Seed Loader Product occurred, but no milestone payment shall be due hereunder unless such milestone is achieved no later than the 5th anniversary of the Commencement Date as defined in Section -, below.

            The sum of $1,800,000 payable by check on the last to occur of (i) the 2nd annual anniversary of the Closing Date, or (ii) five (5) business days after the last day of Buyer's fiscal month in which the 200th Commercial Sale of an Automated Seed Loader Product occurred, but no milestone payment shall be due hereunder unless such milestone is achieved no later than the 5th anniversary of the Commencement Date as defined in Section -, below.

          Earn-Out Payments. Buyer shall make earn-out payments to Seller in accordance with the following provisions:

            Definitions. For the purposes of this Section -, the following terms shall have the meanings assigned:

              Commencement Date. The date of the first Commercial Sale of Seeds pre-loaded in an Automated Seed Cartridge Product.

              Computation Period. Each of the following periods: (a) the period beginning on the Closing Date and ending on June 30, 2001; (b) each subsequent twenty-six (26) week period comprising two (2) consecutive fiscal quarters of Buyer ending on or before the 5th anniversary of Commencement Date; and (c) any partial fiscal quarter of Buyer in which the 5th anniversary of the Commencement Date occurs that ends on such anniversary date.

              Record Date. The last day of a Computation Period.

            Unit Sales of First 325 Automated Seed Loader Products. That number of Buyer's Common Stock equal to the product of (i) the quotient obtained by dividing $25,000 by the closing value of Buyer's Common Stock on the Nasdaq National Market System (as reported in The Wall Street Journal) on the Record Date (ii) multiplied by the number of units of Automated Seed Loader Products sold or leased in Commercial Sales during the Computation Period (the "Earn-Out Stock"). Buyer's obligations under this Section - shall remain in effect until and including the first to occur of (a) the Commercial Sale of the 325th Automated Seed Loader Product, or (b) the 5th anniversary of the Commencement Date as defined in Section -, above.

            Seed Sales. In addition to the payment due pursuant to Section -, above, Buyer shall pay to Seller the following sums:

              For those Computation Periods prior to and ending with the Computation Period closest in time to the 3rd annual anniversary of the Commencement Date, that sum equal to four percent (4%) of the Net Selling Price of Commercial Sales of Buyer's Seeds pre-loaded in Automated Seed Cartridge Products.

              For those Computation Periods ending closest in time, respectively, to the 4th and 5th annual anniversaries of the Commencement Date, that sum equal to one percent (1%) of the Net Selling Price of Commercial Sales of Buyer's Seeds pre-loaded in Automated Seed Cartridge Products.

        Time of Payment; Disputes.

        Buyer shall remit all consideration which accrues after the Closing by check (if such consideration is payable in cash) or by certificate evidencing such shares of Common Stock as are due, all of which shall be delivered by Buyer to Seller within thirty-five (35) days after the end of each Computation Period. Concurrent with Buyer's delivery of each such consideration, Buyer shall deliver to Seller a statement which sets forth the following: (i) the calculation of the amount of the compensation payable to Seller for the preceding Computation Period, and (ii) such supporting information and documentation as Buyer may consider necessary or helpful for Seller's interpretation of the statement.

          If Seller disputes the amount of any payment or the method of calculation, Seller must within ninety (90) days of the day of receipt of the disputed payment (a) notify Buyer in writing that Seller disputes the amount of payment and/or the method of calculation, (b) set forth in such notice the basis on which Seller disputes the payment and/or the method of calculation, and (c) set forth in such notice Seller's calculation of the payment due and the basis for such calculation. Within ten (10) days of receipt of Seller's notice of dispute, Buyer shall respond either by revising its calculation or notifying Seller that it does not agree with Seller's calculations. Within five (5) days of receiving Buyer's response to its original notice of dispute, if Seller still disputes Buyer's calculations, Seller shall deliver written notice of its dispute to Buyer. In such an event, the parties shall submit the dispute to a public accounting firm with a nationally recognized auditing expertise selected jointly by the Seller and the Buyer. The determination of the compensation due by such firm shall be binding on the parties for all purposes. The cost of employing any such firm shall be borne by Buyer if the payment is determined to have been in error in Buyer's favor by five percent (5%) or more and the cost of employing such firm is greater than the dollar amount of the error; in all other cases the cost shall be borne by Seller.

          In the event that any payment made by Buyer pursuant to this Section - is finally determined to have been in error in Buyer's favor by more than five percent (5%), then Seller shall be entitled to re-examine all prior payments and Buyer shall reimburse Seller for reasonable outside auditor fees incurred by Seller in conducting such re-examination. If upon re-examination Seller disputes any payment or the method of calculation, the time and form of notification and resolution set forth in Section -, above, shall be followed.

        If Seller fails to give written notices to Buyer of a dispute in the time, form and substance set forth in this Section -, Seller will be conclusively deemed to have agreed with the amount and method of calculating such payment.

        Royalties.

        In addition to the payments due under Sections - and -, above:

          Should Buyer receive payments from any Third Party as compensation or damages due to the sale or distribution by such Third Party of products or services for use in brachytherapy procedures that infringe the allowed claims of any issued patent claiming priority to any patent application identified in SCHEDULE 3 to Seller's Disclosure Schedule, then:

            Buyer shall remit to Seller an amount equal to 25% of the compensation or damages Buyer actually receives from such Third Party on account of such infringement to the extent attributable to infringement that occurred after the Closing Date and prior to the 5th annual anniversary of the Commencement Date, net of all costs and fees associated with Buyer's investigation, prosecution and enforcement of such award, and

            Buyer shall remit such amount to Buyer within thirty-five (35) days of its receipt of such compensation or damages.

          Should Buyer become entitled to royalties or other amounts from any Third Party pursuant to a license granted by Buyer to such Third Party to make products for use in brachytherapy procedures that infringe the allowed claims of any issued patent claiming priority to any patent application identified in SCHEDULE 3 to Seller's Disclosure Schedule, then:

            Buyer shall remit to Seller an amount equal to 40% of the royalties or other amounts Buyer actually receives from such Third Party attributable to products that are sold under the license after the Closing Date and prior to the 5 th annual anniversary of the Commencement Date, and

            Buyer shall remit such amount(s) to Seller within thirty-five (35) days after the end of the Computation Period in which Buyer receives such royalties or other amounts (or, in the case of payments received after the last Computation Period, within thirty-five (35) days after the end of the month in which such royalty is received).

          Concurrent with Buyer's delivery of each such amounts, Buyer shall deliver to Seller a statement which sets forth the following: (i) the calculation of the amount payable to Seller, and (ii) such supporting information and documentation as Buyer may consider necessary or helpful for Seller's interpretation of the statement. Buyer shall keep and maintain books and records in sufficient detail to enable Seller to verify the accuracy of the reports submitted to Seller by Buyer, which Seller may have access to upon reasonable notice.

        Allocation of Purchase Price.

Buyer and Seller agree that the Purchase Price shall be allocated as follows: (a) to the Fixed Assets in an amount equal to the book value of such assets; and (b) to the Intellectual Property as to the balance of the Purchase Price. Such allocations shall be binding on Buyer and Seller for all purposes and shall be utilized by both parties for the purpose of reporting the purchase and sale for federal income tax purposes.

    REPRESENTATIONS AND WARRANTIES BY SELLER

As a material inducement for the Buyer to enter into and perform its obligations under this Agreement, Seller warrants and represents to the Buyer that, other than for the exceptions set forth in Seller's Disclosure Schedule attached as EXHIBIT A to this Agreement, all of the following statements are true and correct as of the Effective Date.

        Organization and Good Standing.

        Seller (a) is a limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of formation; (b) has all requisite power to own, lease, license and operate its assets, properties and business and to carry on its business as conducted during the 12-month period prior to the Effective Date of this Agreement, as now conducted and as proposed to be conducted; and (c), to its Knowledge, is duly qualified or licensed to do business as a foreign corporation and is in good standing in every jurisdiction in which the nature of its business or the location of its properties requires such qualification or licensing.

        Organization Documents.

        Seller has delivered to Buyer true and complete copies of its certificate of organization and operating agreement of Seller, as amended to date, copies of which are included in Seller's Disclosure Schedule.

        Due Authorization, Execution and Delivery.

        Seller has full power and authority (a) to execute and deliver this Agreement, (b) to perform its obligations under this Agreement, and (c) to consummate the transactions contemplated by this Agreement. The execution, delivery and performance by Seller of this Agreement and the consummation of the transactions contemplated by this Agreement have been duly authorized and approved by all necessary company action on the part of Seller and its Principals.

        Validity and Enforceability of Agreements.

        This Agreement is the legal, valid and binding obligation of Seller, enforceable in accordance with its terms, subject, as to enforcement of remedies, to applicable bankruptcy, insolvency, moratorium, reorganization and similar laws affecting creditors' rights generally and to general equitable principles. The execution, delivery and performance of this Agreement do not and will not (a) violate any provision of law, or (b) conflict with, or result in a breach of any of the terms of, or constitute a default under (i) Seller's certificate of organization, (ii) its operating agreement, or (iii) any contract or agreement, whether written or oral, judgment, decree, order, or other restriction to which Seller is a party or by which it or any of its properties is bound, or (c) result in the creation of any Encumbrance upon any of the properties or assets of Seller pursuant to the terms of its certificate of organization, its operating agreement, any Material Contract or under applicable law.

        Accuracy of Disclosure Schedule.

        Seller's Disclosure Schedule to be prepared and attached as EXHIBIT A to this Agreement will be true, complete and correct in all material respects as of the Closing Date except for changes thereto occurring in the ordinary course of business and communicated to Buyer in writing prior to the Closing Date.

        Consents.

        Assuming the accuracy of the warranties and representations of, and the performance of this Agreement by the Buyer, no consent, approval, or authorization of or registration, qualification, designation, declaration, or filing with any Governmental Authority is required in connection with (a) the valid execution, delivery, and performance by Seller of this Agreement, or (b) the offer and sale of the Assets pursuant to this Agreement, or (c) the consummation of any other transaction contemplated by this Agreement.

        Securities Laws.

        Seller is an Accredited Investor within the meaning of Regulation D under the Securities Act. Seller has had an opportunity to review and obtain copies of all SEC Filings and all other publicly available documents and agreements of Buyer.

        Investment.

        Seller is acquiring the Restricted Stock and the Earn-Out Stock for its own account for investment and not with a view to or for sale in connection with any distribution of any of the Restricted Stock or the Earn-Out Stock, and will hold the Restricted Stock and the Earn-Out Stock for no less than one (1) year after the Closing Date, provided, however, that Seller reserves its right to (a) distribute the Restricted Stock to its members to the extent permitted by Section -, above, or (b) sell or otherwise dispose of all or any part of the Restricted Stock or the Earn-Out Stock under a registration under the Securities Act or under an exemption from such registration. Seller agrees that upon the request of Buyer, it will execute and deliver to Buyer an investment representation letter reasonably satisfactory to Buyer.

        No Registration of Securities.

        Seller understands that (a) the Restricted Stock and the Earn-Out Stock to be acquired from Buyer pursuant to this Agreement have not been registered under the Securities Act or the applicable securities laws of any state in reliance on the so-called "private offering" exemption provided by Section 4(2) of the Securities Act, Regulation D promulgated under the Securities Act, and by such state securities laws; (b) that the Restricted Stock and the Earn-Out Stock will constitute "restricted securities" within the meaning of the Securities Act, the rules and regulations of the Commission thereunder, including Rule 144, and the applicable state securities laws; (c) the certificates and documents representing the Restricted Stock and the Earn-Out Stock will bear a restrictive legend in substantially the form set forth in Section -, above; and (d) the Restricted Stock will be subject to the holding periods set forth in Section -, above. Seller acknowledges that the Restricted Stock and the Earn-Out Stock to be sold to or acquired by Seller pursuant to this Agreement must be held indefinitely unless subsequently registered under the Securities Act or an exemption from such registration is available.

        Member Agreements.

        There are no agreements or arrangements between Seller and any of its members, or to the Knowledge of Seller, between its members, which grant special rights with respect to Seller's Assets or which in any way affect Seller's ability or right freely to sell and transfer the Assets.

        Financial Statements and Reports.

        A true, correct and complete copy of the Financial Statements is included in Seller's Disclosure Schedule.

          Accuracy of Financial Statements. The Financial Statements (a) were prepared from and accurately reflect the books and records of the Acquired Business, and (b) fairly present the financial condition and the results of operations of the Acquired Business as of the relevant dates thereof and for the periods covered thereby.

          No Undisclosed Liabilities. To Seller's Knowledge, as of the Effective Date of this Agreement Seller does not have with respect to the Acquired Business any direct or indirect indebtedness, liabilities, claims, losses, damages, deficiencies, obligations or responsibilities, liquidated or unliquidated, accrued, absolute, contingent or otherwise, and whether or not of a kind required by GAAP to be set forth on a financial statement, which individually or in the aggregate are material to the condition (financial or otherwise), assets, liabilities, business, operations or prospects of the Acquired Business, other than (a) those liabilities specifically reflected or reserved against on the Balance Sheet, (b) those current liabilities for trade or business obligations incurred since the date of the Balance Sheet in connection with the purchase, lease or license of equipment, goods or services, including, but not limited to, payments of salary, compensation and other benefits made in the ordinary course of Seller's business and consistent with past practices to or on behalf of the employees and consultants who are engaged in the conduct of the Acquired Business, (c) those liabilities arising under any Material Contract, or (d) those liabilities otherwise set forth in Seller's Disclosure Schedule. To Seller's Knowledge, none of the liabilities of Seller arising by reason of the conduct of the Acquired Business that are not reflected on the Balance Sheet are material, either individually or in the aggregate, and none of such liabilities are for breach of contract, breach or warranty, tort or infringement.

        Product Quality.

        To Seller's Knowledge, (a) the Automated Seed Loader Product can be manufactured by Seller in commercial quantities in the ordinary course of business and delivered to Seller packaged and ready for shipment to customers for a cost of approximately $12,000, assuming that Seller purchases any product components procured from third-party suppliers and drop-ships such components to the product manufacturer for assembly, and (b) Seller's Products are (i) suitable for the intended purpose and (ii) do not have design defects (other than any latent defects of which Seller has no Knowledge) that make them unsafe or subject to malfunction or failure for reasons other than abuse, wear and tear and the passage of time.

        Title to Properties.

        Seller has good and valid title to all its properties and assets, and the same are not subject to any Encumbrances except those Encumbrances which (a) arise in the ordinary course of Seller's business and do not materially impair, either individually or collectively, ownership or use of such property or assets or (b) are set forth in Seller's Disclosure Schedule. With respect to the property and assets which it leases or licenses for the use of the Acquired Business, Seller is in compliance in all material respects with such leases and licenses and Seller holds a valid leasehold or license interest, as appropriate, free and clear of any Encumbrances.

        Condition of Fixed Assets.

        The Fixed Assets will be in the same condition on the Closing Date as existed on Reference Date, ordinary wear and tear excepted.

        Material Contracts. Collectively,

        SCHEDULES 6-1 and 6-2 of Seller's Disclosure Schedule sets forth a true, correct and complete list of all Material Contracts applicable to the Acquired Business to which Seller is a party or by which Seller is bound. Each such Material Contract identified in Seller's Disclosure Schedule constitutes a legal, valid, binding and enforceable obligation of the parties thereto, subject, as to enforcement of remedies, to applicable bankruptcy, insolvency, moratorium, reorganization and similar laws affecting creditors' rights generally. Seller has delivered to Buyer a true and complete copy of each such Material Contract shown on Seller's Disclosure Schedule.

        Interest in Competitors.

        None of (a) Seller's employees, (b) Seller's Principals who have been employed by Seller at any time, or (c) Seller's Principals who have contributed or have agreed to contribute Intellectual Property to Seller, has a significant financial, equity or managerial interest in any Person which presently is a competitor or customer of Seller or Buyer.

        Permits.

        Seller has good and valid Permits from all applicable state and foreign Governmental Authorities required to conduct the Acquired Business, as presently conducted and as proposed to be conducted, other than those Permits, if any, the absence of which would not have a Material Adverse Effect on the Acquired Business. Each such Permit issued by a Governmental Authority is in full force and effect. Seller is now and has at all times in the past been in all material respects in full compliance with all of the terms and conditions of each such Permit. To Seller's Knowledge, Seller's conduct of the Acquired Business does not violate any of the terms and conditions applicable to any such Permit. During the three (3) years preceding the Effective Date of this Agreement, Seller has not received any communication alleging, and, to Seller's Knowledge, there is no basis for any allegation, that in the course of conducting the Acquired Business Seller has violated any of the terms and conditions applicable to any such Permit. There are no Proceedings pending, or to Seller's Knowledge, threatened in any Tribunal or before any Governmental Authority in which any party contends or asserts, or may contend or assert, against Seller that any Permit with respect to any of the Products, procedures or operations of the Acquired Business was wrongly issued or is invalid or unenforceable in whole or in part.

        Compliance with Laws; Governmental Matters.

        To Seller's Knowledge, Seller has in all material respects complied with, and is now in compliance in all material respects with all applicable laws, and no material capital expenditures will be required in order to insure continued compliance therewith. There are no pending or, to Seller's Knowledge, threatened Proceedings by or before any Governmental Authority or Tribunal which involve new special assessments, assessment districts, bonds, taxes, condemnation actions, laws or orders or similar matters which, if instituted, could reasonably be expected to have a Material Adverse Effect on the Acquired Business.

        Data Storage.

        Seller does not have any of its records, systems, controls, data or information pertaining to the Acquired Business recorded, stored, maintained, operated or otherwise wholly or in part dependent upon or held by means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not (a) under the exclusive ownership and direct control of Seller or (b) otherwise available to Seller or its authorized representatives immediately upon demand without the payment of any fee or other consideration or the satisfaction of any other conditions except proof of identity.

        Employee Relationships.

        To Seller's Knowledge, there is no activity or Proceeding of any labor organization (or representative thereof) or employee group to organize any employees of Seller, nor of any strikes, slowdowns, work stoppages, lockouts or threats thereof, by or with respect to any such employees.

        Compliance With Labor Laws and Agreements.

        Seller's Disclosure Schedule sets forth a true and current list of all of the labor and employment agreements to which Seller is a party and which are now in effect affecting employees engaged in the operation of the Acquired Business. Seller is not a party to any oral or written contracts or agreements granting benefits or rights to employees or any collective bargaining agreement or to any conciliation agreement with the Department of Labor, the Equal Employment Opportunity Commission or any Governmental Authority that requires equal employment opportunities or affirmative action in employment. There are no unfair labor practice complaints pending against Seller before the National Labor Relations Board and no similar claims pending before any similar domestic or foreign Governmental Authority. To its Knowledge, except as otherwise set forth in Seller's Disclosure Schedule, Seller is in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours. Seller is not engaged in any unfair labor practice, and, to Seller's Knowledge, no present or former employee, officer or director of Seller has, or will have at the Closing Date, any claim against Seller for any matter relating to his or her employment.

        Intellectual Property.

        SCHEDULE 3 of Seller's Disclosure Schedule includes a true, correct and complete list of all Intellectual Property owned by or licensed to Seller.

          To Seller's Knowledge, Seller has good and marketable title to, or a valid license interest in, all Intellectual Property used in and material to the Acquired Business and, to Seller's Knowledge, no person has asserted any right or interest adverse to Seller in respect of any of Seller's Intellectual Property rights which would have a Material Adverse Effect on the Acquired Business.

          To Seller's Knowledge, the conduct by Seller of the Acquired Business does not infringe upon or violate the intellectual property rights of any other person or entity.

          Seller has not received any communication alleging and, to Seller's Knowledge, there is no basis for any allegation that Seller, in conducting the Acquired Business, has violated any valid and enforceable intellectual property right of any other person or entity.

          There are no Proceedings (including, but not limited to, re-examination and re-issue proceedings) pending, or to Seller's Knowledge, threatened in any Tribunal or before any Governmental Authority in which any party contends or asserts, or may contend or assert, against Seller that any of Seller's Intellectual Property rights that are utilized in the Acquired Business are invalid or unenforceable in whole or in part.

          To Seller's Knowledge, the conduct of the Acquired Business does not require rights under any valid and enforceable intellectual property rights of any Person which Seller does not have and that, if not possessed, would have a Material Adverse Effect on the Acquired Business.

          None of the employees or officers of Seller has any interest in any of the Intellectual Property used by Seller in the Acquired Business as now conducted and as proposed to be conducted which are adverse to the interests of Seller therein.

          Except as described in SCHEDULE 3, there are no outstanding options, licenses, or agreements of any kind relating to any of the Intellectual Property used in or required by the Acquired Business, nor is Seller bound by or a party to any options, licenses or agreements of any kind with respect to any such Intellectual Property of any other Person.

          There is not now due and payable, nor is Seller a party to any license, contract or other agreement pursuant to which Seller would be obligated to pay, by reason of the ordinary course and conduct of the Acquired Business as presently conducted and as proposed to be conducted, any royalties, honoraria, fees or other payments by reason of Seller's ownership, use, license, sale or disposition of any of the Intellectual Property required by or used in the Acquired Business.

        Tax Matters.

        Except as indicated in Sellers' Disclosure Schedule:

          Within the times and in the manner prescribed by law, Seller has filed all Tax Returns which Seller is required to file, has paid or provided for all Taxes shown thereon to be due and owing by it and has paid or provided for all deficiencies or other assessments of Taxes, interest or penalties owed by it. No taxing authority has asserted, or to Seller's Knowledge, will successfully assert, any claim for the assessment of any additional Taxes of any nature with respect to any periods covered by any such Tax Returns. To Seller's Knowledge, all Taxes which are required to be withheld or collected by Seller have been duly withheld or collected and, to the extent required, have been paid to the proper taxing authority or properly segregated or deposited as required by law.

          To Seller's Knowledge, each Tax Return filed by Seller fully and accurately reflects its liability for Taxes for such year or period and accurately sets forth all items (to the extent required to be included or reflected in such Returns) relevant to its future liabilities for Taxes, including the tax bases of its properties and assets.

          To Seller's Knowledge, the amounts established as provisions for current or deferred taxes on the Financial Statements are sufficient for the payment of all unpaid federal, state, county, local, foreign or other taxes (including any interest or penalties) of or on behalf of Seller applicable to the periods covered by the Financial Statements, and all years and periods prior thereto.

            No audit of any Tax Return of Seller is in progress and, to Seller's Knowledge, no audit has been threatened.

            No extensions of time with respect to any date on which any Tax Return was or is to be filed by Seller is in force.

            Seller has not waived or extended any applicable statute of limitations relating to the assessment of any Taxes.

            To Seller's Knowledge, (a) no issues have been raised with Seller by any taxing authority which are currently pending in connection with any Tax Returns, and (b) no material issues have been raised in any examination by any taxing authority with respect to Seller which, by application of similar principles, reasonably could be expected to result in a proposed deficiency for any other period not so examined. There are no unresolved issues or unpaid deficiencies relating to any such examination.

        Environmental Matters.

        Except as shown in Seller's Disclosure Schedule, Seller and all of its properties and Seller's operations are in compliance in all material respects with all Environmental Laws. Seller is not aware of and has not received notice of any past or present conditions, events, activities, practices or incidents that may interfere with or prevent Seller's continued compliance in all respects with all Environmental Laws.

          Seller has obtained all Permits that are required under any Environmental Laws.

          To Seller's Knowledge, but without any independent inquiry or examination, (a) no Hazardous Materials exist on, about, or within any of Seller's properties and (b) no Hazardous Materials have previously existed on, about or within or been used, generated, stored, transported, disposed of, on or released from any of Seller's properties. The use that Seller makes of its properties does not result in the use, generation, storage, transportation, accumulation, disposal or release of any Hazardous Material on, in or from any of its properties.

          There is no Proceeding pending or threatened against Seller in any Tribunal or before any Governmental Authority relating in any way to any Environmental Law. To Seller's Knowledge, Seller has no liability for remedial action under any Environmental Law. Seller has not received any request for information by any Governmental Authority with respect to the condition, use or operation of any of its properties nor has Seller received any notice of any kind from any Governmental Authority or other Person with respect to any violation of or claimed or potential liability of any kind under any Environmental Law.

        Insurance.

        Seller's Disclosure Schedule contains a complete, correct and current list of every policy of fire, liability or other form of insurance held by or applicable to the Acquired Business and its Assets and such policies are in full force and effect. All such policies (a) are sufficient for compliance by Seller with the requirements of all agreements to which Seller is a party, (b) are adequate and customary for the conduct of the Acquired Business, (c) will not in any significant respect be affected by, and will not terminate or lapse by reason of the transactions contemplated by this Agreement, and (d) are presently in full force and effect.

          No notice has been received of the cancellation, or threatened or proposed cancellation, of any such policy and there are no unpaid premiums due thereon.

          Seller is not in default with respect to the provisions of any such policy and has not failed to give any notice or present any claim thereunder in a due and timely fashion.

          Except as set forth in Seller's Disclosure Schedule, Seller has not been refused any insurance with respect to its assets or operations, nor has its insurance been limited by any insurance carrier to which Seller has applied for any such insurance within the last two (2) years.

        Absence of Certain Business Practices.

        Except as set forth in Seller's Disclosure Schedule, neither Seller nor any officer or employee of Seller, and to Seller's Knowledge no agent of Seller nor any other person acting on Seller's behalf, has directly or indirectly within the past five (5) years given or agreed to give any gift or similar benefit to any customer, supplier, governmental employee or other person who is or may be in a position to help or hinder the Acquired Business of Seller (or assist Seller in connection with any actual or proposed transaction) that (a) would subject Seller to any damage or penalty in any Proceeding, (b) if not given in the past, would have resulted in a Material Adverse Effect or (c) if not continued in the future would result in a Material Adverse Effect on the Acquired Business or would subject Seller to suit or penalty in any private or governmental Proceeding.

        Litigation.

        There are no Proceedings pending or, to Seller's Knowledge, threatened, and no basis is known to Seller to exist for any Proceeding to question the validity of this Agreement or which would result, either individually or in the aggregate, in any Material Adverse Event, including, without limitation, any such action or investigation relating to the prior employment or business association of any of Seller's employees, directors or consultants or their use of any information or techniques alleged to be proprietary to their former employer or business associates. There are no judgments, decrees or orders of any Governmental Authority in effect against Seller or by which the Assets of the Acquired Business are bound. Seller is not currently conducting or planning to initiate any Proceeding against any other Person or with respect to any matter.

        Absence of Certain Changes.

        Except for those matters described in Seller's Disclosure Schedule, Seller has conducted the Acquired Business only in the ordinary course consistent with past practices and has not since the Reference Date:

          Adverse Changes. Suffered any change, event or condition which, individually or in the aggregate, has had or could reasonably be expected to have a Material Adverse Effect on the Acquired Business.

          Payment of Indebtedness. Discharged or satisfied any Encumbrance or paid any obligation or liability, whether absolute or contingent, due or to become due, other than regularly scheduled, recurring interest or principal amortization payments on Encumbrances shown on the Balance Sheet.

          Casualty Losses. Suffered any destruction, damage to or loss of any asset (whether or not covered by insurance) which could reasonably be expected to have a Material Adverse Effect on the Acquired Business.

          Undisclosed Liabilities. Incurred any obligation or liability or taken property subject to any liability, whether absolute, accrued, contingent or otherwise and whether due or to become due, except current liabilities for trade or business obligations incurred since the date of the Balance Sheet in connection with the purchase of goods or services in the ordinary course business and consistent with prior practices.

          Liens and Encumbrances. Subjected any of the Assets, whether tangible or intangible, to an Encumbrance.

          Loans and Advances. Made any loans to its employees or Principals whose primary employment is in the Acquired Business other than travel advances made in the ordinary course of business.

          Transfers of Assets. Sold, transferred, leased or licensed to others or otherwise disposed of any of the Assets used in the Acquired Business, whether tangible or intangible, except for services sold, transferred, leased, licensed or otherwise disposed of in the ordinary course of business consistent with past practices or immaterial amounts of other tangible personal property not required by the Acquired Business.

          Disposition of Intellectual Property. Disposed of, permitted to lapse, transferred or granted any rights under, or entered into any settlement regarding the breach or infringement of, any Intellectual Property utilized in the Acquired Business or modified any existing rights with respect thereto.

          Modifications to Contracts and Permits. Amended or terminated any Material Contract or Permit or received notice of termination or a proposed modification of a Material Contract or Permit from any Person.

          New Litigation. Instituted, had instituted against it, settled or agreed to settle any Proceeding before any Tribunal or Governmental Authority relating to the Assets or the Acquired Business other than routine collection suits instituted by it to collect amounts owed or Proceedings in which the amount in controversy is less than $10,000.

          Employees. Hired, terminated or received notice of the resignation or termination of employment of any employee of Seller, or changed or promised to change any term under which any employee is employed by Seller.

          Labor Difficulties. Encountered any labor union organizing activity, suffered any actual or threatened employee strikes, work stoppages, slow-downs or lock-outs, or any material change in its relations with its employees, agents, customers or suppliers or suffered any actual or threatened Proceeding for wrongful discharge or other unlawful labor practice.

          Changes in Accounting Practices. Changed its accounting methods or practices with respect to the Acquired Business (including, without limitation, any change in depreciation or amortization policies or rates) or revalued any of the Assets, except to the extent such changes were both required by GAAP and are identified in Seller's Disclosure Schedule.

          Company Records. Sold, or knowingly disposed of, or otherwise divested itself of the ownership, possession, custody or control, of any company books or records pertaining to the Acquired Business that in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period.

          Extraordinary Transactions. Entered into any transaction, contract or commitment that directly or indirectly involves or affects the Assets or the Acquired Business other than in the ordinary course of business and consistent with prior practices.

          New Commitments. Entered into any agreement or made any commitment to take any of the types of action described in any of the preceding subparagraphs of this Section -.

        Brokers.

        No Person is entitled to any brokerage commission, finder's fee, or similar payment from Seller in connection with the transactions contemplated by this Agreement, other than the fee payable by Seller to Arthur Andersen from the proceeds of the Purchase Price, which fee shall be paid by Seller at the time and in the manner provided by Seller's Agreement with Arthur Andersen.

        Books and Records.

        The minute books and the other books and records of Seller, insofar as they relate to the Assets and the Acquired Business, (a) have been kept accurately in the ordinary course of business, and (b) are substantially complete and correct in all material respects; (c) the transactions entered therein represent bona fide transactions, and (d) there have been no material transactions involving the Assets or the Acquired Business of Seller that were required to have been set forth therein and that have not been accurately so set forth.

        Full Disclosure.

To Seller's Knowledge: (a) all documents and other papers delivered to Buyer by or on behalf of Seller in connection with this Agreement and the transactions contemplated herein are accurate, complete and authentic; (b) the information furnished to Buyer by or on behalf of Seller pursuant to or in connection with this Agreement does not contain any untrue statement of a material fact and does not omit to state any material fact necessary to make the statements made, in the context in which they are made, not false or misleading; and (c) there is no fact which Seller has not disclosed to Buyer in writing which could reasonably be expected to have a Material Adverse Effect upon the Acquired Business.

    REPRESENTATIONS AND WARRANTIES OF BUYER

As a material inducement for Seller to enter into and perform its obligations under this Agreement, the Buyer hereby represents and warrants to Seller that all of the following are true and correct as of the Effective Date of this Agreement:

        Organization and Good Standing.

        Buyer is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation; has all requisite power to own, lease, license and operate its assets, properties and business and to carry on its business as conducted during the 12-month period prior to the date hereof, as now conducted and as proposed to be conducted; and is duly qualified or licensed to do business as a foreign corporation and is in good standing in every jurisdiction in which the nature of its business or the location of its properties requires such qualification or licensing.

        Due Authorization: Enforceability.

        Buyer has taken all actions necessary to authorize it to enter into and perform fully its obligations under this Agreement and to consummate the transactions contemplated thereby.

        Validity of This Agreement.

        This Agreement constitutes a valid and legally binding obligation of the Buyer, enforceable against the Buyer in accordance with its terms, subject, as to enforcement of remedies, to applicable bankruptcy, insolvency, moratorium, reorganization and similar laws affecting creditors' rights generally and to general equitable principles. The execution, delivery and performance by the Buyer of this Agreement, the purchase of the Assets and the consummation of the transactions contemplated by this Agreement will not violate any provision of law applicable to the Buyer and will not conflict with, or result in a breach of, any of the terms of, or constitute a default under, the Buyer's Articles of Incorporation, Bylaws, or any agreement, instrument, or other restriction to which the Buyer is a party or by which it or any of its assets is bound.

        Consents.

        No consent, approval or authorization of or registration, qualification or filing with any Governmental Authority on the part of the Buyer is required in connection with the valid execution, delivery, or performance of this Agreement, the purchase of the Assets pursuant to this Agreement, or the consummation of any other transaction contemplated in this Agreement.

        Absence of Adverse Information.

        Buyer does not have information that it has not disclosed to Seller that would lead Buyer to believe that (a) Seller is or will be in breach of its warranties and representations under this Agreement or (b) the information provided by Seller to Buyer is incomplete or incorrect in any material respect.

        Capital Structure.

        As of December 31, 2000, the authorized capital stock of Buyer consisted of approximately 50,000,000 shares of Common Stock (the only class of stock authorized) having a par value of $0.10 per share. As of December 31, 2000, approximately 23,317,915 shares of the Common Stock were issued and outstanding. The outstanding shares of Common Stock are duly and validly issued, fully paid and nonassessable, and were issued in compliance with all applicable federal and state securities laws. The Common Stock to be issued to Seller pursuant to the terms of this Agreement, when so issued, will be duly and validly authorized and issued, fully paid and nonassessable.

        Reporting Requirements.

        Buyer has filed with the United States Securities and Exchange Commission, and has heretofore made available to Seller, true and correct copies of all forms, reports, schedules, statements and other documents required to be filed by it since March 30, 2000 under the Exchange Act or the Securities Act (as such documents have been amended since the time of their filing to the date hereof, collectively the "SEC Filings"). The SEC Filings, including without limitation any financial statements or schedules included therein, at the time filed, complied in all material respects with the applicable requirements of the Exchange Act and the Securities Act, as the case may be, and the applicable rules and regulations of the Securities and Exchange Commission thereunder. The financial statements, with the notes thereto, contained in the SEC Filings are in accordance with the respective books and records of Buyer and its consolidated subsidiaries, have been prepared in accordance with GAAP consistently applied throughout the periods involved, except as otherwise indicated therein, and present fairly (subject, in the case of unaudited statements, to normal recurring audit adjustments) the consolidated financial position of Buyer and its consolidated subsidiaries as of the respective dates, and the consolidated results of operations and retained earnings and cash flows of Buyer and its consolidated subsidiaries for the respective periods indicated thereby.

          Except as and to the extent set forth in Buyer's Quarterly Report on Form 10-Q for the period ended September 30, 2000, as of September 30, 2000, neither Buyer nor any of its consolidated subsidiaries had any known liabilities of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, which would be required by GAAP to be reflected in a consolidated balance sheet of Buyer and its consolidated subsidiaries (including the notes thereto).

          Since September 30, 2000, except as disclosed in the SEC Filings and except as reflected in the most recent sales and earnings forecast publicly announced before the date hereof, there has not occurred (i) any material adverse change in the financial condition or operations of the business of Buyer and its consolidated subsidiaries considered as a whole, or (ii) any extraordinary loss (as defined in Opinion No. 30) suffered by Buyer or any of its subsidiaries which, singly or in the aggregate, is material to Buyer and its subsidiaries considered as a whole.

          No statement contained in any of the SEC Filings, or in any schedule or certificate, including all attachments and exhibits thereto, required to be delivered to Seller pursuant hereto on or prior to the Closing Date, as of the date of such SEC Filing, schedule or certificate, contained, or as to schedules and certificates to be delivered after the date hereof will contain, any untrue statement of a material fact, or omitted or will omit to state a material fact necessary to make the statements contained therein not misleading in light of the circumstances in which such statements were or will be made.

        Compliance with Laws.

        To the best of Buyer's Knowledge and except as disclosed in the SEC Filings and except as reflected in the most recent sales and earnings forecast published before the date hereof, neither Buyer nor any of its subsidiaries is in violation of any applicable foreign, federal, state or local law, statute, rule, regulation, ordinance, order, injunction, decree, or other requirement or judgment entered by any foreign, federal, state or local court or governmental authority relating to or affecting the operation, conduct or ownership of the property or business of Buyer or any of its subsidiaries, which violation or violations would have a materially adverse effect, individually or in the aggregate, on the financial condition, assets, business or properties of Buyer and its subsidiaries considered as a whole.

        Legal Proceedings.

Except as set forth on EXHIBIT B and except as disclosed in the SEC Filings or provided for in the financial statements (including the notes thereto) contained in the SEC Filings, there is no order, injunction or decree outstanding, and no legal, administrative, arbitration or other proceeding or governmental investigation pending, or, to the best knowledge of Buyer and its subsidiaries, any claims (including unasserted claims as to which there has been a manifestation by a potential claimant of an awareness of such claim or as to which it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable, all as such terms are used in FASB 5) against or relating to Buyer or to any of its subsidiaries or their respective assets or businesses, which would, individually or in the aggregate, have a material adverse effect on the financial condition or business of Buyer and its subsidiaries considered as a whole.

    CONDUCT OF Acquired BUSINESS BY SELLER

        Affirmative Representations.

        Seller warrants and represents to Buyer that, from and after the Reference Date, Seller has:

          Maintenance of Business Organization. Used its best efforts to preserve its present relationships with and the goodwill of the suppliers and others having business dealings with the Acquired Business.

          Performance of Obligations. Substantially performed all of its obligations under contracts, leases and documents relating to or affecting the Acquired Business and its Assets, except such obligations as Seller in good faith reasonably disputes.

          Maintenance of Assets. Maintained all Fixed Assets, Intellectual Property, Machinery and Equipment, materials, Supplies, inventories, and other properties owned, leased or used by it in the Acquired Business, whether under its control or the control of others, in good operating condition and repair, ordinary wear and tear excepted.

          Maintenance of Insurance. Maintained in full force and effect all insurance policies now in effect or renewals thereof and given all notices and present all claims under all insurance policies in due and timely fashion.

          Compliance with Regulatory Requirements. Complied with all applicable laws which relate to the conduct of the Acquired Business, except those being contested in good faith by appropriate Proceedings, caused such Permits required by it for the conduct of the Acquired Business to continue in effect, and filed all reports required to be filed by the Acquired Business with all Governmental Authorities.

          Tax Returns. Timely filed all tax returns required to be filed by it and promptly pay all taxes, assessments, governmental charges, duties, penalties, interest and fines that become due and payable, except those being contested in good faith by appropriate Proceedings;

          Employee Compensation. Paid all amounts due to any employees of the Acquired Business for services rendered through the Closing Date, including all perquisites, fringe benefits and accrued employee benefits, and has collected and remitted all applicable withholding and other payroll deductions with respect to such amounts together with the necessary reports and/or returns in accordance with applicable law.

        Negative Representations.

        Seller warrants and represents to Buyer that, from and after the Reference Date, Seller has not:

          Changes in Organization. Taken any action, the effect of which is to cause or permit Seller to merge into, consolidate with or sell substantially all of its assets to any other Person.

          Changes in Business Operations. Introduced any new material method of management or operation, or made any change in the conduct operations of the Acquired Business, other than changes made in the lawful and ordinary course of business which, individually and in the aggregate, did not materially and adversely affect the Acquired Business or the continuing marketing activities for the Products.

          Liens & Encumbrances. Subjected any of the Assets of the Acquired Business to any Encumbrance.

          Disposition of Assets. Sold, leased, disposed of, or waived any substantial rights relating to, any of the property or Assets of the Acquired Business, whether tangible or intangible.

          Changes in Liabilities. Voluntarily incurred any obligation or liability, absolute, accrued, contingent or otherwise, with respect to the Acquired Business, other than obligations incurred in connection with the purchase of goods and services in the ordinary course of business consistent with past practices.

          Changes to Contractual Rights. Terminated, canceled, surrendered, or amended any Material Contract, or other agreement or lease to which Seller is a party pertaining to the Assets or the Acquired Business, including any outstanding or unfulfilled purchase orders.

          Surrender of Intellectual Property. Disposed of, permitted to lapse, transferred, or granted any rights under any United States or foreign license or Intellectual Property used in the Acquired Business, or modified any existing rights with respect thereto.

          Loss of Insurance. Caused or allowed the loss of any insurance coverage for the Assets, unless replaced with coverage that was substantially similar (in amount and insurer) to the coverage now in effect.

          Capital Expenditures. Made any capital expenditures or capital additions or betterment with respect to the Assets of the Acquired Business in excess of $5,000.

          Employees. Hired, terminated or accepted the resignation of any employee of the Seller, or changed or committed to change any term under which any employee is employed by the Seller.

          Labor Relations. Entered into any collective bargaining agreement with respect to any of its employees whose employment was exclusively or primarily in the Acquired Business.

          Defaults in Performance. Failed to perform any of its obligations or permitted any default to exist in the performance of any of its obligations under any Material Contract, or other lease or other agreement to which Company is a party or by which Company is bound pertaining to the Assets, the Products or the Acquired Business.

          Changes in Accounting Procedures. Made any change in any accounting methods, principles or material practices.

          Actions Likely to Cause Adverse Effects. Taken any action that would reasonably be anticipated to result in a Material Adverse Effect.

          Extraordinary Transactions. Entered into any transaction or Material Contract except in the lawful and ordinary course of business.

          Disposition of Company Records. Sold or knowingly disposed of, or otherwise divested itself of the ownership, possession, custody or control, of any company books or records of the Acquired Business that, in accordance with sound business practice, normally are retained for a period of time after their use, creation or receipt, except at the end of the normal retention period.

          Solicitation. Solicited any third party concerning the sale or transfer of the Assets, the Acquired Business or any part thereof, whether directly or through a representative or otherwise.

        Affirmative Covenants.

        Seller covenants to and agrees with Buyer that, from and after the Effective Date and prior to the Closing Date:

          Bulk Sale Compliance. Seller shall, at its expense, either comply with the Bulk Sale Law of the State of Minnesota or, if it fails to do so, shall indemnify Buyer from any liability resulting from Seller's election to not comply with such Bulk Sale Law.

          Consents. Seller shall use its best efforts to obtain the consents of (a) the lessors under any Equipment Leases, and (b) the owners of any Intellectual Property owned by Third Parties and licensed by Seller.

          Conduct of Business Prior to Closing. Seller shall take such actions and shall carry on the Acquired Business in such manner that the affirmative representations contained in Section - of this Agreement will be true and correct in all material respects as of the Closing Date, it being understood and agreed that such representations with respect to the actions of Seller and the manner in which Seller conducted the Acquired Business prior to Reference Date shall constitute affirmative covenants of the Seller with respect to the actions that Seller will take and the manner in which Seller will conduct the Acquired Business between the Effective Date and the Closing Date.

        Negative Covenants.

          Seller covenants to and agrees with Buyer that, from and after the Effective Date and prior to the Closing Date, Seller shall not take any of the actions or engage in any of the conduct described in Section - of this Agreement, so that the representations contained in Section - of this Agreement will be true and correct in all material respects as of the Closing Date, it being understood and agreed that such representations with respect to the actions and conduct of Seller prior to Reference Date shall constitute covenants of the Seller with respect to actions that Seller shall not take and conduct in which Seller shall not engage in the conduct of the Acquired Business between the Effective Date and the Closing Date.

        Buyer's Pre-Closing Investigation.

        After the Effective Date of this Agreement and up to the Closing Date, Seller shall (a) afford any authorized representatives of Buyer full access to (i) the properties, books, contracts and records of Seller applicable to the Acquired Business, including employee personnel files, and (ii) Seller's Principals, employees and agents employed exclusively or primarily in the Acquired Business, (b) permit Buyer to make such inspections (including without limitation physical and environmental inspection of the surface and subsurface of all real property owned or occupied by Seller and any structure thereon) as they may require and (c) furnish to Buyer during such period all such information concerning Seller and its affairs as Buyer may reasonably request, in order that Buyer may have full opportunity to make such reasonable investigation as Buyer shall desire to evaluate the affairs of Seller, including, without limitation, access sufficient to verify (x) the value of the Assets and the Acquired Business, (y) any information previously given by Seller to Buyer pursuant to this Agreement, and (z) the satisfaction of the conditions precedent to Buyer's obligations described in Section 8.1 of this Agreement. Seller shall promptly advise the Buyer in writing if at any time during Buyer's investigations and prior to the Closing Date, Seller becomes aware of:

          Inaccuracy of Representation. Any fact or condition that (a) makes untrue, or shows to have been untrue, in any material respect, (i) any schedule or any other information furnished to Buyer or (ii) any representation or warranty made in or pursuant to this Agreement, or (b) results in Seller's failure to comply in any material respect with any covenant, condition or agreement contained in this Agreement.

          Litigation and Claims. Any litigation, or of any claim, controversy or contingent liability that is expected to become the subject of litigation, against Seller or affecting any of its properties if such litigation or potential litigation would, in the event of an unfavorable outcome, result in a Material Adverse Effect; Seller shall promptly notify Buyer of any Proceeding pending or, to Seller's Knowledge, threatened against Seller that questions or is likely to question the validity of this Agreement or the transactions contemplated hereby.

          Adverse Events. The occurrence of any Material Adverse Event. Notwithstanding the disclosure to Buyer of any such event, Seller shall not be relieved of any liability to Buyer pursuant to this Agreement for, nor shall the providing of such information by Seller to Buyer be deemed a waiver by Buyer of the breach of any representation or warranty of Seller contained in this Agreement; provided that Buyer's sole remedy with respect to disclosures made prior to the Closing shall be to terminate this Agreement pursuant to Section -, below.

    MUTUAL COVENANTS

Each of the parties covenants to and agrees with the other that:

        Confidential Information.

        For the purposes of this Agreement:

          The term "Confidential Information" shall mean all information of a confidential or proprietary nature disclosed by Buyer to Seller or by the Seller to Buyer, or disclosed to one party by the other party's agent or representative, in connection with or pursuant to this Agreement. "Confidential Information" shall not include any information or data disclosed to a party (the "Recipient") that (a) was in the Recipient's possession, as evidenced by dated written or electronic documentation, prior to the Recipient's receipt of the same pursuant to this Agreement or (b) which at the time of the disclosure is or thereafter becomes, through no act or failure to act on the part of the Recipient, known within the industry or part of the public domain, or (c) which corresponds in substance to information furnished to the Recipient by another Person who did not breach any confidentiality or nondisclosure agreements to which such other Person was subject, or (d) which corresponds in substance to information which the Recipient independently develops.

          All Confidential Information gained by either of the parties or their representatives by reason of association with the other party in connection with the performance of any obligations under this Agreement, whether or not such Confidential Information was directly or intentionally communicated, is and shall at all times remain confidential; provided, however, that Buyer shall not have any obligation of confidentiality to Seller regarding the Confidential Information relating to the Assets, the Products and the Acquired Business after the Closing Date. Each of the parties agrees that:

            It shall not disclose Confidential Information to any other person unless specifically authorized in writing by the other party to do so. In the event that any such written authorization to make disclosure is given, disclosure shall be made only within the limits and to the extent of such of authorization.

            It shall use its best efforts to prevent any inadvertent disclosure of Confidential Information to any Third Party by using the same care and/or discretion that it uses with similar data of its own that it deems confidential in the operation of its business.

        Further Assurances.

        Each of the parties shall cooperate with the other and shall execute and deliver to the other party such instruments and documents and take such other actions as may be reasonably requested from time to time as necessary to carry out, evidence and confirm the intended purposes of this Agreement.

          Obtaining of Consents. Subject to the terms and conditions herein provided, each of the parties shall use its best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable to consummate and make effective the transactions contemplated by this Agreement and shall use its best efforts to obtain all necessary actions or non-actions, extensions, waivers, consents, licenses and clearances and to effect all governmental authorizations and notices with, to or from other Persons that are necessary or desirable to effect the transactions contemplated hereby.

          Satisfaction of Conditions. Each of the parties shall use its best efforts to secure the satisfaction of each of their respective conditions precedent to the Closing set forth in Section 8 of this Agreement and to cause each of its representations and warranties to be true and correct in all material respects at the Closing.

        Publicity.

Neither party shall make any public announcement, issue any press release or otherwise disclose the existence of this Agreement or its terms and conditions without the prior approval of the other party except to the extent that such disclosure is required by law. Any such public disclosure shall be coordinated between Seller and the Buyer, except that Buyer shall not be obligated to consult with Seller with respect to any filing required to be made by Buyer with any Governmental Authority.

    CONDITIONS PRECEDENT TO CLOSING

        Conditions to Obligations of Buyer.

        The obligation of the Buyer to purchase the Assets is subject to the fulfillment, or the waiver by the Buyer, of each of the following conditions on or before the Closing Date:

          Results of Due Diligence Investigations. Nothing comes to the attention of Buyer during the conduct of its due diligence investigations that would cause Buyer to believe in the exercise of prudent business judgment that its acquisition would not be in the best interests of Buyer.

          Accuracy of Representations. The representations and warranties made by Seller shall be true and correct in all material respects when made, and shall be deemed repeated at and as of the Closing Date and shall be true and correct in all material respects at and as of the Closing Date.

          Performance by Seller. All covenants, agreements and conditions contained in this Agreement to be performed by Seller on or prior to the Closing Date shall have been performed or complied with in all material respects.

          Employment Agreements. Certain members and/or employees of Seller identified by Buyer shall have executed written Employment Agreements in the form attached hereto as EXHIBIT D.

          Transfer Legally Permitted. On the Closing Date, the purchase of the Assets by the Buyer hereunder shall be legally permitted by all laws and regulations to which the Buyer and Seller are subject.

          Requisite Consents. Seller shall have obtained all consents, Permits and waivers necessary or appropriate for consummation of the transactions to be effected at the Closing.

          Material Adverse Events. No Material Adverse Event shall have occurred from and after the Reference Date and prior to the Closing Date.

          Delivery of Documents. Seller shall have delivered each of the documents and instruments required to be delivered by it pursuant to Section 9.2.1 of this Agreement.

          Opinion of Counsel. Buyer shall have received the opinion of counsel of Seller with respect to (a) its organization, good standing, and qualification to do business, (b) the due authorization for the sale of the Assets, and (c) such other matters as counsel for the Buyer may reasonably request.

          Opinion of Patent Counsel. An opinion of Seller's patent counsel to the effect that (a) such counsel has conducted such inquiries and investigations as it deemed reasonably necessary for the purpose of determining whether the present or presently intended manufacture, sale and/or use of the currently developed versions of the Isoloader Product and the IsoCartridge Product as of the Closing Date infringes any patent or technology of any Third Party and (b) based upon such inquiry and investigation, the present or presently intended manufacture, sale and/or use of the currently developed versions of the Isoloader Product and the IsoCartridge Product as of the Closing Date do not infringe any valid and enforceable patent or other intellectual property of any Third Party. Such opinion shall be limited to the currently developed versions of the Isoloader Product and the IsoCartidge Product and shall not extend or apply to development work currently in progress by Seller with respect to the Isoloader AL Product or the Isoguide Product as the designs of these Products have yet to be finalized.

          Investment Representation. Seller shall have delivered to Buyer an investment representation in the form attached as EXHIBIT E to this Agreement executed by Seller and the following members of Seller: George Hoedeman, Daniel Elliott, Paul Hoedeman, the trustee of the Mary A. Hoedeman Living Trust u/t/a 9/15/94, Leo Furcht, M.D. and Ronald McGlennen.

          Other Matters. All corporate and other proceedings in connection with the transactions contemplated by this Agreement, and all documents and instruments incident to such transactions, shall be reasonably satisfactory in substance and form to the Buyer and its counsel, and the Buyer and its counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

        Conditions to the Obligations of Seller.

        The obligations of Seller to consummate the transactions contemplated by this Agreement are subject to fulfillment, or the waiver, of each of the following conditions on or before the Closing Date:

          Requisite Consents. Seller shall have obtained all consents, Permits and waivers necessary or appropriate for consummation of the transactions to be effected at the Closing.

          Opinion of Buyer's Counsel. Seller shall have received the opinion of counsel of Buyer with respect to (a) its organization, good standing, and qualification to do business and (b) the due authorization for the purchase of the Assets and the payment of the consideration therefor.

          Other Matters. All records of the corporate and other proceedings in connection with the transactions contemplated by this Agreement and all documents and instruments incident to such transactions shall be reasonably satisfactory in substance and form to Seller and its counsel, and Seller and its counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

    CLOSING DATE; DELIVERIES BY THE PARTIES

        Closing Date.

        The Closing shall take place on or about January 19, 2001, or on such other date as is mutually agreed to by the parties which shall be no later than February 28, 2001. The Closing shall be consummated at the offices of Buyer located at 201 Mentor Drive, Santa Barbara, California.

        Deliveries by the Parties.

        On the Closing Date, the parties shall make the following deliveries:

          Deliveries by Seller. Seller shall deliver the following:

            A Certificate of Good Standing, dated as of a recent date, issued by the Minnesota Secretary of State, duly certifying to the existence and good standing of Seller under the laws of the State of Minnesota.

            A certificate, dated as of the Closing Date, executed by the Chief Executive Officer and the Chief Financial Officer of Seller, certifying that all of the representations and warranties made in Section 4 of this Agreement are true and correct in all material respects on and as of the date of such certificate as if made on such date and that except as expressly permitted by this Agreement, there shall have been no Material Adverse Event (as defined in Section 1.36) since the Reference Date.

            All consents required to be obtained by Seller from third parties to consummate the transactions contemplated by this Agreement.

            Releases of liens and security interests by all lenders, vendors or Third Parties holding recorded security interests in the Assets

            A Bill of Sale, including a covenant of good title, evidencing the transfer to Buyer of the Fixed Assets being purchased by Buyer pursuant to Section 2.1.1, above, free of Encumbrances or other claims of interest held by any third party.

            An Assignment of each of the Material Contracts to be assigned to and assumed by Buyer, together with the consents of the manufacturer, supplier, distributor or other third party named therein.

            An Assignment of any leases being transferred and assigned to Buyer pursuant to Section 2.1.3, above, including any deposits or prepaid rents being held by the lessor thereunder, duly executed by the Seller as the Assignor, accompanied by a consent to assignment executed by the lessor named therein.

            An Assignment of all other contract rights, if any, to be transferred and assigned to Buyer pursuant to this Agreement, together with any necessary consents from any other party to such contract whose consent is required as a condition to the assignment thereof.

            Originals or copies certified to be true and correct copies of the originals of (a) all licenses, registrations, Permits and approvals being transferred to Buyer pursuant to Section 2.1.4D, above, to the extent that they are in the possession of Seller, and (b) all copyrights, trademarks, trade names, service marks or similar Intellectual Property rights being transferred to Buyer pursuant to that Section, including the applications for registration and certificates of registration therefor, together with an assignment of Seller's entire right, title and interest therein in form reasonably acceptable to Buyer suitable for registering such assignment with the U.S. Patent and Trademark Office.

            Certificates from each lessor under leases, if any, being transferred and assigned to Buyer pursuant to Section 2.1.2, above, dated not more than ten (10) days prior to the Closing Date, (1) certifying that (a) such lease is in full force and effect, (b) that the lease has not been amended, modified, supplemented, extended, renewed or assigned except to the extent stated in such certificate, and (c) no event has occurred which, with notice or the passage of time or both would constitute a default in the performance of any obligation, monetary or otherwise, under such lease, and (2) setting forth (a) the amount of the monthly or other periodic rent payable under the lease, (b) the amount of any prepaid rent, security deposit or other prepaid amounts, and (c) the amount of any claim alleged by lessor to exist against any such prepaid rent or security deposit and the basis of such claim.

            A Covenant not to Compete in the form attached as EXHIBIT C to this Agreement duly executed by George Hoedeman, Daniel Elliott, Jonathan Elliott, John Berkey, Todd Olson and Dan Igoe.

            Duly executed Employment Agreements in the form attached hereto as EXHIBIT D to this Agreement from the following members and/or employees of Seller: George Hoedeman and Daniel Elliott.

            An opinion of Seller's counsel as called for by Section -, above, in form and content satisfactory to Buyer and its counsel;

            An opinion of Seller's patent counsel as called for by Section -, above, in form and content satisfactory to Buyer and its counsel;

            All other agreements, documents and certificates that are (1) required to be delivered to Buyer by Seller pursuant to the provisions of this Agreement or (2) are reasonably requested by Buyer or its counsel for purposes of effecting the transactions contemplated by this Agreement.

          Deliveries by Buyer. On the Closing Date, the Buyer shall deliver the following:

            A check for the cash portion of the Purchase Price, computed in accordance with the provisions of Section - above.

            One or more certificates evidencing the Restricted Stock.

            Duly executed counterparts of the form of Assignments being executed and delivered by Seller with respect to (1) the Material Contracts, (2) the Intellectual Property, (3) the leases, and (4) any other contracts and assignments being assigned to Buyer containing executory obligations being assumed by Buyer.

            The opinion of Buyer's counsel called for by Section 8.2.2, above, in form and content satisfactory to Seller and its counsel.

            Such other agreements, documents and certificates as Seller reasonably may request for purposes of effecting the transactions contemplated in this Agreement.

        Simultaneous Delivery.

The consummation at the Closing of the transactions contemplated by this Agreements, shall be deemed to have been executed, delivered and to have taken place simultaneously, and no execution, delivery, payment or transaction scheduled to occur at a closing shall be deemed to have occurred until all such executions, deliveries, payments and transactions scheduled to occur with respect to that Closing have in fact occurred.

    OBLIGATIONS OF PARTIES AFTER CLOSING

        Post Closing Obligations of Seller.

        After the Closing Date:

          Delivery of Books and Records. Seller shall cause to be delivered to Buyer at the office that is the subject of the lease to be assumed by Buyer all books and records of Seller that pertain to the Acquired Business and its Assets, but excluding (a) employee personnel files and (b) those records of Seller that pertain only to the Excluded Assets, the Excluded Liabilities, or to the employees of Seller. Buyer shall provide Seller with reasonable access to such portions of the books and records acquired from Seller as are necessary for Seller's preparation of tax returns and other government filings.

          Delivery of Additional Information. Within ten (10) days after the Closing Date, Seller shall deliver to Buyer to the extent not previously delivered:

            An inventory of the Fixed Assets sold and transferred to Buyer setting forth for each item listed thereon, to the extent that such information can be provided without undue effort or expense, (a) its date of purchase, (b) its original purchase price, (c) the method of depreciation utilized to recover its cost, (d) its original and remaining useful life, (f) its book value as of the Closing Date, and (f) the most recent monthly depreciation allowance claimed for such asset.

            All tangible personal property acquired from Seller pursuant to this Agreement, including Fixed Assets and Supplies being transferred to Buyer, to be transferred to a location specified by Buyer.

            Originals or copies certified by Seller to be true and correct copies of the originals of all contracts, licenses, registrations, permits and approvals being transferred to Buyer pursuant to Section 2.1.4D, above, to the extent not previously delivered to Buyer pursuant to Section 9.2.1I, above.

          Cooperation During Transition. Seller shall continue to provide Buyer with reasonable access to any of Seller's Principals and its other management and engineering personnel who do not become employees of Buyer as Buyer may reasonably request in order to facilitate the transition of the Acquired Business from Seller to Buyer.

          Cancellation of Agreements. Seller shall cancel any agreements that Buyer has advised Seller in writing prior to the Closing Date that Buyer is unwilling to assume provided that such agreement can be canceled on not more than thirty (30) days notice without cause and without penalty.

          Transfer of Management Information and Intellectual Property. Seller shall (a) cooperate with Buyer in (i) the transfer to Buyer of all management information and information systems and all Intellectual Property, and (ii) the conversion and verification of transferred computer files, and (b) shall provide the services of its MIS and engineering personnel to assist in such transfers at a cost that does not exceed their direct payroll cost, including a proportionate share of perquisite and benefits, on the basis of time actually expended, without allocations of overhead or G&A expense.

          Payment of Obligations. Except for the obligations expressly assumed or to be reimbursed by Buyer under this Agreement, all debts and obligations of Seller will be paid in full when and as they become due at no cost or expense to Buyer.

          Consents. Seller shall use its best efforts to obtain after the Closing Date any consents to the transfer of the assets being transferred to Buyer, and any other consents, certificates or other documents required in connection with the sale of the Acquired Business to Buyer, the delivery of which prior to the Closing Date was waived by Buyer.

          Sales and Use Taxes, Etc. Seller shall pay any sales and use taxes payable to the State of Minnesota or any other jurisdiction resulting from the transfer of the Assets to Buyer, including any additional sales or use tax found to be due and owing as the result of any audit adjustments made by a cognizant Governmental Authority.

          Continuation of Legal Existence. Unless Buyer agrees in writing to the earlier dissolution of Seller, Seller shall maintain its legal existence and shall remain in good standing under the laws of the State of Minnesota for the period beginning on the Closing Date and ending no sooner than sixty (60) days after the last Computation Period.

          Guarantee of Employment. Seller acknowledges that (a) the execution by George Hoedeman and Daniel Elliott of Employment Agreements in the form attached hereto as EXHIBIT D constitutes a material inducement to Buyer to enter into this Agreement and the transactions contemplated herein, (b) Buyer will suffer significant damages in the event that either Mr. Hoedeman or Mr. Elliott improperly terminates his Employment Agreement without good cause, and (c) Buyer's damages in the event of such termination will be difficult, if not impossible, to ascertain. Seller hereby guarantees that neither Mr. Hoedeman nor Mr. Elliott will improperly terminate their respective Employment Agreements without good cause. In the event either Mr. Hoedeman or Mr. Elliott improperly terminate his Employment Agreements without good cause, Seller shall pay to Buyer $1,000,000 for each such termination as liquidated damages. Such sum(s) will be paid by Seller to Buyer within thirty (30) days of each such termination. Seller hereby waives any suretyship or guarantor defenses to the payment of such liquidated damages. Buyer (1) shall be entitled to collect such liquidated damages directly from Seller without first pursuing any remedies Buyer might otherwise have against the terminating employee, and (2) agrees to accept such liquidated damages as its sole and complete remedy against Seller and such employee for all claims relating to the improper termination.

          Use of Mark. Seller shall not to use the name "South Bay Medical" for any commercial purpose for a period of five (5) years following the Closing Date without the prior written consent of Buyer, but nothing herein shall be construed to require Buyer to change its name or its logo.

          Indemnity Against Certain Litigation Expense. Seller, and George Hoedeman and Daniel Elliott (who are sometimes referred to herein as the "Infringement Litigation Indemnitors") shall indemnify and hold Buyer free and harmless from all costs and expenses incurred by Buyer or its successor-in-interest in investigation, defending or negotiating the settlement of any claim of infringement or alleged infringement of the claims covered by U.S. Patent No. 6,129,670 (the "Burdette Patent") resulting from or attributable to the use of Seller's Technical Information as it existed on the Closing Date, including the costs of attacking the validity of the claims under the Burdette Patent alleged to be infringed if such attack is reasonably necessary or appropriate to the defense of such infringement claim

            Seller shall endeavor to obtain from the holder of the Burdette Patent a covenant not to sue with respect to any alleged infringement resulting from or attributable to the alleged infringement of the claims covered by the "Burdette Patent". Seller and the Infringement Litigation Indemnitors shall be released from their liability under this Section - once such a covenant not to sue is delivered to Buyer.

            Should Seller be unable to obtain a covenant not to sue from the holder of the Burdette Patent prior to the 3rd anniversary of the Closing Date, then the Infringement Litigation Indemnitors shall be released from their liability under this Section - provided that they have procured for the benefit of Buyer and thereafter cause to continue in full force and effect at their own cost and expense until the 2nd anniversary of the expiration of the Burdette Patent a policy of insurance in the amount of $2 million insuring Buyer against the costs of defending any such Burdette Patent infringement claim.

            Buyer shall give Seller and the Infringement Litigation Indemnitors prompt written notice of the assertion or threatened assertion of any claim(s) of infringement of the Burdette Patent or its receipt of the threat(s) of any such claim. So long as Seller and/or the Infringement Litigation Indemnitors are paying the costs thereof, Seller and the Infringement Litigation Indemnitors shall be entitled to control the investigation, defense and negotiation of the settlement of any such claims at their own cost and expense, and Buyer shall not unreasonably withhold its approval of the settlement of any such claim.

          Buyer shall be entitled to participate in any such action, proceeding or negotiation, and to engage independent counsel for such purposes, but Buyer shall be responsible for the payment of the costs and fees of its own counsel unless Seller and/or Infringement Litigation Indemnitors default in their obligations under this Section -.

          Further Assurances. From time to time at Buyer's request and without further consideration, Seller will execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation and take such action as Buyer may reasonably request in order (a) to perfect the transfer and conveyance to Buyer of the Assets being acquired by Buyer under this Agreement, (b) to put Buyer in actual possession and operating control thereof and to assist Buyer in exercising all rights with respect thereto, and (c) to register the patents, names and marks being transferred to Buyer hereunder with the U.S. Patent and Trademark Office.

        Post Closing Obligations of Buyer.

        After the Closing Date:

          Duty to Market Products. Buyer shall use commercially reasonable efforts to make and sell the Products to the extent consistent with Buyer's resources, changing market conditions and the profit margins Buyer is able to establish and maintain for the Products and other products manufactured and sold by Buyer, but nothing herein shall be construed to require Buyer to make capital expenditures inconsistent with Buyer's customary business practices. The Products shall be manufactured in accordance with (a) applicable governmental regulations and requirements and (b) the quality standards that are observed by Buyer with respect to other medical devices similar in kind to, and subject to similar regulatory requirements as the Products, that Buyer manufactures for sale to its customers.

          Sources of Supply. Until such time as Buyer has satisfied its payment obligations under Section -, above, Buyer shall endeavor to maintain a reliable source from which to secure a sufficient supply of the Seeds to meet then-current customer demand, whether that source be from its current supplier, Buyer's inventory, or an alternate source, but only to the extent Buyer is able to secure commercially reasonable terms for such supply.

            In no event shall Buyer be deemed to have breached this covenant due to (a) the inability of Buyer to procure Seeds on terms and conditions that it believes to be commercially reasonable or (b) the failure of its supplier(s) to fill orders in a timely manner. Any disruption or interruption in the supply of Seed to Buyer that exceeds a period of thirty (30) consecutive business days shall constitute an event of Force Majeure. In such event:

              The running of the Computation Periods applicable to the earn-out payments to be made to Seller pursuant to Section - with respect to Seed sales shall be tolled with respect to sales of the Seeds effective on the first day on which such interruption in supply occurs and continuing until a source of supply of Seeds is restored.

              If any such interruption in the supply of Seeds also constitutes an interruption on the supply of Seeds available to a licensee of Buyer, then the running of the Computation Periods applicable to the royalty payments to be made to Seller pursuant to Section - on account of royalties or fees received by Buyer pursuant to licenses with Third Parties shall also be tolled effective on the first day on which such interruption in supply occurs and continuing until a source of supply of Seeds is restored.

              The extension of the Computation Periods as provided herein shall constitute the sole remedy of Seller with respect to the failure or inability of Buyer to maintain a source of supply of Seeds for any reason whatsoever.

          Employees of Seller. The Buyer and/or one or more of its Affiliates shall offer employment, effective as of the Closing Date, to persons who are employees of the Seller immediately prior to the Closing Date on terms and conditions that are reasonable and customary in the industry and consistent with Buyer's current salary and benefits practices. The Seller shall provide such employees with reasonable paid time off to enable them to interview or otherwise meet with the Buyer. The Buyer shall cause such employees to be eligible, as of the Closing Date, to participate in employee medical, dental, life, retirement and other pension and welfare benefit plans of the Buyer and its Affiliates that provide benefits that are no less favorable than those provided to other employees of the Buyer and its Affiliates holding similar positions.

          Rule 144 Reporting. For a period of six (6) years after the Closing Date, Buyer will use commercially reasonable efforts to:

            Make and keep available public information (as such terms are defined in Rule 144) regarding Buyer;

            File with the SEC in a timely manner all reports and other documents required of Buyer under the Securities Act and the Exchange Act; and

            Furnish to Seller or its permitted successors and assigns upon written request (i) a written statement as to Buyer's compliance with the reporting requirements of Rule 144, the Securities Act and the Exchange Act, (ii) a copy of Buyer's most recent annual or quarterly report, and (iii) such other public reports and documents as may be reasonably requested in connection with selling the Restricted Shares or the Earn-Out Shares without registration.

          Product Liability Insurance.

          To the extent commercially available on a cost-effective basis, Buyer shall procure and maintain for a term concurrent with Buyer's indemnity obligation pursuant to Section -, below, product liability insurance on the Products naming Seller as an additional insured, with coverage limitations and terms consistent with Buyer's current practices for products of like-kind.

            Each such policy shall provide that no change may be made in the nature or \scope of coverage afforded thereby without at least ten (10) days prior written notice thereof to Seller.

            Buyer shall furnish to Seller copies of such policies of insurance or certificates evidencing the existence and amounts of such insurance within ten (10) days of Seller's request for such copies, and shall provide Seller with written notice of its decision to cancel any such insurance at least thirty (30) days prior to such cancellation.

        Acknowledgments by Seller.

        Seller acknowledges and understands that:

          Buyer and its Affiliates are engaged in the manufacture and distribution of a broad array of medical and biological products and devices. Nothing in this Agreement is intended and no provision of this Agreement shall be construed to limit the right of Buyer and its Affiliates to continue to develop, manufacture, market and/or sell products and devices that directly or indirectly compete with the Products.

          Buyer has not made any warranties or representations to Seller with respect to the extent to which Buyer and its Affiliates may be able to successfully market and sell the Products or the Buyer's Seeds.

          In no event shall Seller be entitled to contest the payments and/or method of calculation pursuant to Section -, above, or to seek an adjustment to the Purchase Price, by reason of (a) the alleged failure or inability of Buyer (i) to successfully market the Products, or (ii) to successfully market the Seeds for use with the Products, or (iii) to achieve a volume of sales equal to the volume of sales expected by the Seller or Buyer, (b) any losses or other costs incurred by the Seller as a result of any decline in the Product or Seed sales, or (c) any alleged conflict-of-interest or alleged breach of fiduciary obligation that may exist by reason of any of the foregoing.

          The Seller covenants not to commence any action or proceeding, or to otherwise assert any claim against Buyer, by reason of any of the matters described in this Section -, and to indemnify and hold Buyer free and harmless from any loss, damage, cost or expense, including attorneys fees, resulting from the assertion of any such claim by the Seller or any other person acting on behalf of, for the benefit of or with the consent of the Seller, but Seller shall be relieved of its indemnification obligation under this Section - to the extent that it applies to Buyer's attorneys fees in defending any action or proceeding commenced by Seller on account of an alleged breach by Buyer of its obligations under Section -, above, if it is determined in such action or proceeding that (a) Seller had a reasonable basis for alleging that Buyer was in breach of such obligations and (b) after reasonable investigation and based on the facts known to Seller at the time such action or proceeding commenced, it was more likely than not that Seller would prevail in such action or proceeding.

          Nothing in this Section - shall abrogate, mitigate or eliminate the Buyer's obligations set forth in Sections -, above.

        Right of First Refusal. Any proposed transfer by

        Buyer of the Acquired Business to a Third Party at any time before the 5th annual anniversary of the Commencement Date (defined in Section -, above) shall be deemed a "Restricted Transaction." Any Restricted Transaction shall be subject to the first refusal rights contained in this Section -.

          Notice. Prior to soliciting proposals from Third Parties, Buyer shall first give Seller written notice of its desire to transfer the Acquired Business, setting forth the terms and conditions upon which Buyer is prepared to dispose of the Acquired Business (a "Notice of Proposed Transfer"). Buyer shall not be obligated to give Seller a Notice of Proposed Transfer in the event Buyer receives an unsolicited proposal for such a transfer from a Third Party. In such an event, Buyer shall comply with Section -, below.

          Purchase by Seller. Seller shall have a period of thirty (30) days after its receipt of the Notice of Proposed Transfer (the "Initial Offering Period") within which to reach an agreement with Buyer for the acquisition of the Acquired Business on terms and conditions that are acceptable to Buyer. If Buyer and Seller are unable to reach agreement for the sale and transfer of the Acquired Business within the Initial Offering Period, then Buyer shall be entitled to offer the Acquired Business to Third Parties

          Pending Transactions. Should Buyer receive from a Third Party a bona fide offer to acquire the Acquired Business which the Buyer desires to accept, then Buyer shall furnish notice of the proposed transfer, specifying the name and address of the proposed purchaser, the proposed purchase price (which must be an amount specified in dollars, but which may be paid in a lump sum or in installments over an extended period of time) and the terms of the proposed transfer (a "Pending Transaction Notice"), to Seller.

          Re-Offer Period. Seller shall be entitled to elect to purchase the Acquired Business upon the terms described in the Pending Transaction Notice by giving written notice of its election to do so at any time prior to the expiration of the Re-Offer Period. The Re-Offer Period shall be ten (10) days if (a) the Pending Transaction notice is furnished to Seller within 180 days after the date on which Buyer gave Seller a Notice of Proposed Transfer and (b) the proposed purchase price does not exceed to purchase price proposed in the Notice of Proposed Transfer. In all other cases, the Re-Offer Period shall be thirty (30) days.

          Transfer. If Seller delivers to Buyer a written offer to purchase the Acquired Business as set forth in Section -, above, the sale shall close within thirty (30) days after the expiration of the Re-offer Period. Payment for such Interest shall be made in accordance with the terms and conditions specified in the Pending Transaction Notice.

          Failure to Purchase. If (a) Seller fails to delivery the written notice as set forth in Section -, above, or (b) Seller delivers such written notice but fails to complete the purchase as set forth in Section -, above, then Buyer may transfer the Acquired Business to the Person named in the Pending Transaction Notice at the price and on the terms and conditions set forth in such Notice. However, if Buyer fails to complete such transfer within one hundred twenty (120) days after the date on which Seller failed to provide written notice or failed to complete the purchase, such right shall terminate and Buyer shall not thereafter sell or transfer the Acquired Business to any Person without first again complying with the provisions of this Section -.

        Survival of Warranties.

Notwithstanding (a) any right of the Buyer to fully investigate the affairs of Seller and (b) the Buyer's knowledge of facts obtained pursuant to such investigation or right of investigation, the Buyer shall have the right to rely fully upon the representations, warranties, covenants and agreements of Seller contained in this Agreement. The respective representations and warranties of Seller contained in this Agreement or in any schedule attached or delivered pursuant to this Agreement and the obligations to indemnify and hold harmless pursuant to Section 12, below, shall survive the purchase and sale of the Assets for the periods specified in Section -, below.

    TERMINATION OF AGREEMENT

        Termination.

        This Agreement and the transactions contemplated herein may be terminated before the Closing Date in the following manner.

          Mutual Consent. By the mutual written consent of Buyer and Seller.

          Failure of Conditions to Buyer's Performance. By the Buyer if, by the Closing Date, any condition set forth in Section 8.1 hereof shall not have been satisfied or waived.

          Failure of Conditions to Seller's Performance. By the Seller if, by the Closing Date, any condition set forth in Section 8.2 of this Agreement shall not have been satisfied or waived.

          Material Breach. By either party upon the material breach by the other party or the material inaccuracy of any representation, warranty or covenant of the other party set forth in this Agreement and which breach is not cured within ten (10) days after notice thereof by the non-defaulting party.

        Liability Upon Termination.

        The termination of this Agreement pursuant to this Section - on account of the default or breach by a party shall be without prejudice to the rights of the non-defaulting party arising by reason of such default. If the termination of this Agreement is due to the failure of the Seller to cure a material breach of its obligations under this Agreement, Buyer shall be entitled to institute Proceedings to obtain specific performance of this Agreement by Seller.

        Survival of Executory Obligations.

The termination of this Agreement shall not relieve Buyer or Seller from any duty or obligation under this Agreement which arose prior to such termination or which, but by its nature was not intended to be or cannot be performed or completed prior to such termination, including without limitation the obligations to maintain the confidentiality of Confidential Information or to indemnify and hold the other party harmless from loss or damage attributable to actions or conduct of the Indemnifying Party occurring prior to the effective date of termination.

    INDEMNIFICATION

        Certain Definitions.

        For purposes of this Article -, the following expressions shall have the meanings set forth below:

          Adverse Consequences. Any losses, claims, damages, liabilities, causes of action, costs and related expenses, including attorney's fees.

          Indemnified Party. Any Person who is entitled by the provisions of this Agreement to be indemnified against Adverse Consequences by an Indemnifying Party.

          Indemnifying Party. Any Person who is obligated by the provisions of this Agreement to indemnify another Person against Adverse Consequences.

        Indemnification by Buyer.

        Subject to the provisions of Section -, below, the Buyer shall indemnify and hold harmless the Seller and its Affiliates and each of their respective Principals, agents, employees, successors and assigns from and against any and all Adverse Consequences resulting from or attributable to (a) the breach of any of the warranties or representations made by the Buyer in this Agreement or in any certificate delivered by or on behalf of the Buyer pursuant to this Agreement, (b) subject to the provisions of clause (c) of Section -, below, the business operations of the Acquired Business or the Buyer subsequent to the Closing Date, or (c) any liability expressly assumed by Buyer under or pursuant to this Agreement.

        Indemnification by Seller.

        Subject to the provisions of Section -, below, Seller shall indemnify and hold harmless the Buyer and its Affiliates and each of their respective Principals, agents, employees, successors and assigns from and against any and all Adverse Consequences resulting from or attributable to (a) the breach of any of the representations, warranties made by Seller in this Agreement or in any certificate delivered by or on behalf or Seller pursuant to this Agreement, (b) any and all liabilities of Seller, absolute or contingent liabilities existing on the Closing Date, other than those liabilities that Buyer has expressly agreed in this Agreement to assume as of the Closing Date, (c) claims for injuries to persons or to property resulting from or attributable to Products manufactured by Seller prior to the Closing Date, or (d) claims by Arthur Anderson for compensation in connection with the transactions contemplated in this Agreement. Subject to the limitations set forth in Sections -, -, -, and -, below, Buyer shall be entitled to offset any amounts owed to it by Seller under this Article - from any amounts it owes to Seller under Article -, above.

        Notice to Indemnifying Party.

        If any Indemnified Party receives notice of any claim or other commencement of any Proceeding with respect to which any Indemnifying Party is obligated to provide indemnification pursuant to Section - or Section -, above, or pursuant to any other specific indemnification covenant contained in this Agreement, the Indemnified Party shall promptly give the Indemnifying Party written notice thereof, which notice shall specify, if known, the amount or an estimate of the amount of the liability arising therefrom. The timely delivery of any such notice shall not be a condition precedent to any liability of the Indemnifying Party for indemnification hereunder, unless the delay or untimely delivery of any such notice is materially prejudicial to the right or ability of the Indemnifying Party to defend against the claim, action or Proceeding which is the subject of the notice.

        Defense by Indemnifying Party.

        In connection with any claim giving rise to indemnity hereunder resulting from or arising out of any claim or Proceeding by a person who is not a party to this Agreement, the Indemnifying Party at its sole cost and expense may, upon written notice to the Indemnified Party delivered within fifteen (15) days after receipt by the Indemnifying Party of a notice for a claim for indemnification, assume the defense of any such claim or Proceeding using counsel of its choice (subject to the approval of the Indemnified Party, which approval shall not be unreasonably withheld or delayed) if it acknowledges to the Indemnified Party in writing its obligations to indemnify the Indemnified Party with respect to all elements of such claim.

          The Indemnified Party shall be entitled to participate in (but not control) the defense of any such action, with its counsel and at its own expense; provided that if the Indemnified Party reasonably determines that there exists a conflict of interest between the Indemnifying Party and the Indemnified Party, the Indemnified Party shall have the right to engage separate counsel at its own cost and expense.

          The Indemnified Party shall not settle or compromise any claim by a third party for which it is entitled to indemnification hereunder without the prior written consent of the Indemnifying Party (which consent shall not be unreasonably withheld or delayed) unless suit shall have been instituted against it and the Indemnifying Party shall not have taken control of such suit after notification thereof as provided in this Section -.

        De Minimis Claims.

        Notwithstanding the foregoing provisions of this Section -, an Indemnified Party shall not be entitled to damages, indemnity, compensation or reimbursement, and an Indemnifying Party shall not be liable to the Indemnified Parties for any breach of the warranties and representations contained in this Agreement, unless the actual damages attributable to such breach(es) exceed (a) in any single case, the sum of $10,000 or (b) the sum of $100,000 in the aggregate. If the aggregate of all such claims, losses, obligations and liabilities, whether or not exceeding $10,000 individually, exceeds $100,000 in the aggregate then, subject to the limitations on the aggregate liability of the Indemnifying Party set forth in Section -, below, the Indemnifying Party shall be liable in full for all Adverse Consequences resulting from or attributable to Indemnifying Party's breach of its warranties, representations and covenants under this Agreement.

        Limitation on Liability.

        In no event shall the aggregate liability of all of the Indemnifying Parties to all Indemnified Parties, collectively, exceed an amount equal to the Purchase Price paid by the Buyer to the Seller, but this limitation on liability shall not apply in any case in which it has been determined that the Indemnifying Party intentionally engaged in fraudulent conduct for the purposes of deceiving the Indemnified Party. In determining the amount to which an Indemnified Party is entitled to be indemnified under this Agreement, there shall be taken into account and the loss of the Indemnified Party shall be adjusted by the value of any tax consequences and insurance proceeds (to the extent such adjustments can be documented and directly related thereto). The Indemnified Party hereby waives any rights of subrogation with respect to any claim subject to insurance coverage.

        Limitation Period.

        No claims for damages or indemnification may be asserted against an Indemnifying Party under this Agreement unless notice of such claim is given within the periods specified below:

          In the case of claims for indemnification arising from Third-Party claims of liability for injuries to persons or to property resulting from or attributable to Products manufactured by Seller prior to the Closing Date, unless notice is given within sixty (60) days after the Indemnified Party first learns of the Third-Party claim.

          In the case of a claims for indemnification arising from third-party claims of liability for injuries to persons or to property resulting from or attributable to the conduct of the business of Seller after the Closing Date, unless notice is given within sixty (60) days after the Indemnified Party first learns of the claim.

          In all other cases, within eighteen (18) months after the Closing Date.

        Exclusive Remedy.

        The indemnification provided pursuant to this Section - shall be the sole and exclusive remedy hereto for any loss resulting from or attributable to the breach of any warranty or representation given by an Indemnifying Party pursuant to this Agreement.

        Exception to Limitations.

Nothing in this Article - shall be construed to impair or be a limitation on (a) the right of either party to recover from the other damages resulting from or attributable to (1) intentional fraud or (2) a material breach by the other party of an obligation under this agreement that, on the Closing Date, was an executory obligation that was not intended to be performed until after the Closing Date, or (b) the right of Buyer to recover from Seller for Adverse Consequences resulting from or attributable to claims by Arthur Andersen for compensation in connection with the transactions contemplated in this Agreement.

    GENERAL PROVISIONS

        Notices.

        Any notices permitted or required hereunder shall be in writing and shall be deemed to have been given (a) on the date of delivery if delivery of a legible copy was made personally or by facsimile transmission, or (b) or the first business day following the date of delivery to an over-night courier for next-day delivery with charges prepaid or charged to the account of the person giving such notice, or (c) on the third (3rd) business day after the date on which mailed by registered or certified mail, return receipt requested, addressed to the party for whom intended at the address set forth on the signature page of this Agreement or such other address, notice of which is given as provided herein.

        Expenses.

        Each of the parties hereto shall bear its respective costs and expenses incurred in connection with the negotiation and execution of this Agreement and consummation of the transactions contemplated by this Agreement except to the extent otherwise provided herein.

        Assignment & Delegation.

        Neither party to this Agreement shall be entitled to assign its rights hereunder without the consent of any other party, and no party to this Agreement shall delegate its duties and obligations hereunder without the consent in writing of the party to whom such duty or obligation is owed, and no such assignment or delegation, if so consented to, shall relieve the assignor of liability under this Agreement.

        Force Majeure.

        Neither Buyer nor Seller shall be liable for any delay or default in performing its obligations hereunder if such delay or default is caused by Force Majeure provided that the party so affected (a) promptly gives written notice of the occurrence of such event and the likely effects thereof, and (b) resumes the performance of its obligations with due diligence as soon as practicable after the effects of any such event have been alleviated.

        Facsimile Signatures.

        The signatures of the parties on this Agreement and on any document or instrument delivered pursuant to this Agreement shall be deemed to be original signatures and shall be sufficient to bind the parties. Each party covenants to deposit the original, manually signed document for delivery by courier or by registered or certified mail to the party to whom such facsimile signature was transmitted within two business days after the date of any such facsimile transmission.

        Counterparts and Execution.

        This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which taken together shall constitute one and the same instrument binding on all the parties hereto, notwithstanding that all of the parties are not signatories to the original or the same counterpart.

        Construction.

        The parties agree that each party and its counsel have reviewed and revised this Agreement and that any rule of construction to the effect that ambiguities are to be resolved against the drafting party shall not apply in the interpretation of this Agreement or any amendments of exhibits thereto.

        Waiver.

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

        Governing Law; Jurisdiction.

        Any action or proceeding to construe or enforce the provisions of this Agreement shall be commenced and conducted in a state or federal court of competent jurisdiction in that county in the State in which the defendant has its corporate offices or in the closest proximate county, and each of the parties consents to the jurisdiction of such court and waives any objection to such venue. This Agreement, the construction and enforcement of its terms, and the interpretation of the rights and duties of the parties hereunder shall be governed by the laws of the state in which any action or proceeding is properly commenced in accordance with the provisions of this Section -.

        Partial Invalidity.

        Each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law. If any term or provision of this Agreement or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, then the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those to which it is held invalid or unenforceable, shall not be affected thereby.

        Attorneys' Fees.

        Should any proceeding be necessary to construe or enforce the terms or conditions of this Agreement, or the application or validity thereof, then the party prevailing in such action shall be entitled to recover its reasonable attorneys' fees and other court costs, together with any costs and attorneys' fees incurred in enforcing any judgment entered therein.

        Exhibits.

        All exhibits or appendices attached or referred to in this Agreement are incorporated in this Agreement by such reference and are made a part hereof as though they were fully set forth herein.

        Third Party Benefit.

        The parties do not intend to confer any benefit on any person, firm, corporation, entity or individual other than the parties to this Agreement by reason, directly or indirectly, of the parties' execution and delivery of this Agreement, including all exhibits hereto and thereto, and any related documents, schedules, certificates and opinions.

        Complete Agreement.

This written instrument, together with any exhibits or appendices referred to herein, constitutes the entire understanding of the parties with respect to the matters that are the subject of this Agreement, and no representations, warranties or covenants not included in this Agreement may be relied upon by any party hereto.

(Signatures appear on the following page)

IN WITNESS WHEREOF, both parties have executed this Purchase and Sale Agreement to be duly executed on the dates set forth below.

SELLER:

Date: January 19, 2001

SOUTH BAY MEDICAL, LLC,

a Minnesota limited liability company

By: /s/GEORGE HOEDEMAN

George Hoedeman, President

By: /s/ DANIEL ELLIOTT

Daniel Elliott, Vice President

By: /s/SCOTT ANDERSON

Scott Anderson, Secretary

Address for Notices:

South Bay Medical, LLC

9727 Valley View Road

Eden Prairie, MN 55344

Tel: (952) 995-0881

Fax: (952) 995-0887

BUYER:

Date: January 19, 2001

MENTOR CORPORATION,

a Minnesota corporation

By: /s/CHRISTOPHER CONWAY

Christopher Conway,

Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael,

Chief Financial Officer

Address for Notices:

Mentor Corporation

201 Mentor Drive

Santa Barbara, CA 93111

Tel: (805) 879-6000

Fax: (805) 681-6166

AGREEMENT OF INFRINGEMENT PATENT LITIGATION INDEMNITORS

By their signatures below, George Hoedeman and Daniel Elliott, being the Infringement Litigation Indemnitors identified in Section - of the foregoing Agreement, hereby agree to be bound by the provisions of such Section and, subject to the conditions and limitations set forth therein, agree to indemnify and hold Buyer free and harmless from all court costs and attorneys fees incurred by Buyer in defending any claim that the use of Seller's Technical Information as it existed on the Closing Date infringes the Burdette Patent, including the costs of attacking the validity of the claims under the Burdette Patent alleged to be infringed if such attack is reasonably necessary or appropriate to the defense of such infringement claim

IN WITNESS WHEREOF, the undersigned have executed this Agreement on the dates set forth below:

George Hoedeman	Daniel Elliott

EXHIBIT A

SELLER'S DISCLOSURE SCHEDULE

PART I: ASSET AND LIABILITY SCHEDULES

Schedule 1: Schedule of Fixed Assets: Attached

Schedule 2: Schedule of Leased Equipment: None

Schedule 3: Schedule of Intellectual Property:

    The intellectual property described in the opinion of Patterson, Thuente, Skaar Christensen, P.A. dated January 19, 2001 (attached).

    The option described in the Subscription Agreement of Ronald McGlennen.

    Patents, trademarks, trade names and other intellectual property described in the attached summaries.

    Other shrinkwrap software licenses found on computers used by Seller in the Acquired Business.

Schedule 4: Schedule of Permits: None

Schedule 5: Schedule of Non-disclosure Agreements:

Reference	Date	Restricted Company	Restricted Second Party	First Party
Seller
17a	-	-	Jack Hauser	Seller
17b	12/15/99	Seattle Prostate Institute	Peter Grimm	Seller
17c	10/11/00	Syncor International	Roy Martarella	Seller
17d	9/21/00	Imagyn	Charlie Laverty	Seller
17e Part 1	10/4/00	Best Medical International	John McNally	Seller
17e Part 2	10/4/00	Best Medical International	John A. Voxland	Seller
17f	10/5/00	North American Scientific	L. Michael Cutrer	Seller
17g	10/10/00	Theragenics	Bruce W. Smith	Seller
17h	9/25/00	Urocor	Jack Smith	Seller
17i	9/14/00	Mentor Corporation	William Nettekoven	Seller
17j	9/15/00	McKechnie Plastic Components	Mark Schaefer	Seller
17k	5/3/00	C.R. Bard, Inc.	Burt Mirsky	Seller
17l	4/21/00	SSGI, dba Prowess Systems	Philip Heintz	Seller
17m	2/15/00	G2 Design	Gary Gunderson	Seller
17n	2/18/00	Minnetronix	Dirk R. Smith	Seller
17o	1/24/00	Source Tech Medical, LLC	Anthony Pasqualone	Seller
17p	12/10/99	LumiLife	Doug Wida	Seller
17q	12/13/99	-	Chandrasekhar Pydi Bala Murala	Seller
17r	9/30/99	-	Don Roback	Seller
17s	6/1/99	Liberty Property Trust	Brad Butler	Seller
17t	8/10/99	QAD Inc.	Kevin Murphy	Seller
17u	5/11/99	Medical Reimbursement Consulting, LLC	Pam McKeown	Seller

17v	5/27/99	Minnesota Project Innovation	Patsy Dillon	Seller
17w	1/13/99	Bioanalytic Microsystems, LLC	Ronald C. McGlennen, M.D.	G.M. Hoedeman
17x	4/8/99	-	Lori Wutzke	Seller
17y	4/28/99	Andcor	Terri Naughton	Seller
17z	4/27/99	Andcor	Dennis Andersonb	Seller
17aa	5/6/99	-	Teree Olson	Seller
17bb	-	-	Frank Freedman	Seller

Employment Agreements previously provided to Buyer Subscription Agreements previously provided to Buyer

Schedule 6-1: Schedule of Material Contracts to be Assumed:

    Lease Agreement for 9727 Valley View Road (copy attached)
    Wipro Infotech Contract (copy attached)
    Contracts described in Schedules 5 and 8

Schedule 6-2: Schedule of Material Contracts to be Retained

    Worker's Compensation and CGL Polices
    Patent counsel engagement letter
    Arthur Andersen engagement letter
    Employment Agreements between Seller and its employees

Schedule 7: Schedule of Prepaid Items: Deposit on Lease for 9727 Valley View Road

Schedule 8: Schedule of Expenses and Liabilities to be Paid or Assumed by Buyer:

Company	Estimated Cost	Purpose
Premold	$5,913	Downpayment on Mold for Isoloader Case (Remainder due on delivery of $11,827) will also be paid by Mentor in the future)
Knightronix	$18,575	Production layout design for custom circuit boards
Wipro Infotech	$9,600	2nd programmer for software documentation (Sreedhar) (Obligation is ongoing unless Sreedhar is released as a consultant)
Altron	$20,000	Initial electronic component purchase for circuit boards
TUV	$6,500	Emissions and safety testing
Techne	$2,000	Circuit board layout and fabrication of prototypes
eV Products	$9,800	NRE for design of radiation proportional counter and electronics
Various	$10,000	Production samples of final motherboard, disk drives, cables, etc.
Total:	$82,388

[Above items to be limited to no more than $100,000 through date of closing]
Isoloader to be given at no charge to Seattle Prostate Institute (Dr. Peter Grimm)
Isoloader to be given at no charge to Chicago Prostate Center (Dr. Brian Moran)

PART II: DISCLOSURE DOCUMENTS

Section 2.5.6 A list of the names, positions, and current compensation of all employees of Seller as of the Effective Date: Previously provided to Buyer

Section - Copies of Certificate of Organization and Operating Agreement: Previously provided to Buyer

Section - Unaudited Financial Statements for the calendar years ended December 31, 1999 and December 31, 2000: Attached

Section - Summary of Encumbrances on Assets: None

Section - Limitations on Intellectual Property Rights: None

Section - Litigation: There is currently a dispute between Seller and Arthur Andersen ("AA") with respect to the engagement letter referenced in Section 4.29 of the Agreement whereby either AA or Seller may assert claims against the other.

Section - Summary of Changes: None

PART II: EXCEPTIONS TO WARRANTIES AND REPRESENTATIONS

None

EXHIBIT B

BUYER'S DISCLOSURE SCHEDULE

Pending or Threatened Orders, Investigations or Proceedings Not Disclosed in Public Filings:

Lawsuits, claims and allegations which are usual and customary for a company of the Buyer's size and business profile.

EXHIBIT C

COVENANT AGAINST COMPETITION

THIS COVENANT AGAINST COMPETITION (this "Covenant") is given to MENTOR CORPORATION, a Minnesota corporation ("Buyer"), by SOUTH BAY MEDICAL, LLC, a Minnesota limited liability company ("Seller") and the undersigned (collectively, "Signatories"), with reference to the following facts:

RECITALS:

    Buyer and Seller have entered into a Purchase and Sale Agreement dated for reference purposes as of December 1, 2000 (the "Purchase Agreement"), pursuant to which Buyer will purchase substantially all of the assets owned by and used by Seller in the Acquired Business.

    Signatories are members and employees of Seller and will participate in the consideration received by Seller under the Purchase Agreement.

    As a condition to entering into the transaction contemplated by the Purchase Agreement, Buyer requires, and Seller and Signatories have agreed to deliver to Buyer, a covenant against competition by Seller and Signatories following the consummation of the purchase transaction.

    Seller and Signatories are therefore executing and delivering this Covenant Against Competition pursuant to Section - of the Purchase Agreement.

COVENANTS:

NOW, THEREFORE, in light of the foregoing and in consideration of the covenants set forth in the Purchase Agreement, Seller and Signatories intending to be legally bound, covenant to and agree with Buyer as follows:

  DEFINITIONS

  Capitalized words and phrases not defined in this Covenant but that are defined in the Purchase Agreement shall have the meaning ascribed to them in the Purchase Agreement. As used in this Covenant, the following words phrases shall have the meanings set forth below:

    Business Entity. Any entity engaged in the conduct of a trade or business.

    Competing Business Activity. The manufacture, assembly, marketing, sale or distribution of Competitive Products.

    Competitive Products. Any product that performs the same or a substantially similar function as the Products as of the date of the Closing under the Purchase Agreement.

    Effective Date. The date of the Closing contemplated by the Purchase Agreement.

    Proscribed Activities. Any one or more of the following:

      Sponsoring, operating, joining, controlling or otherwise participating in a Competing Business Activity or otherwise being connected as a consultant, advisor, or in any other capacity with a Business Entity that is engaged in a Competing Business Activity.

      Owning, directly or indirectly, any interest, whether beneficial or other wise, in a Competing Business Activity, or a Business Entity that owns and operates a Competing Business Activity, other than as an owner of less than five percent (5%) of the outstanding shares of a corporation, the shares of which are publicly traded on a national stock exchange or in a national over-the-counter market.

      Diverting or attempting to divert from Buyer or the Acquired Business to a Competing Business Activity any patrons, customers, employees, suppliers or other persons engaged in providing goods or services to Buyer or purchasing goods or services from the Buyer.

  AGREEMENT NOT TO COMPETE

  Seller and Signatories, and each of them, covenant to and agree with Buyer that, without Buyer's prior written consent, they shall not directly or indirectly engage in any Proscribed Activities for the longer of (a) seven (7) full calendar years following the Effective Date of this Covenant, (b) for those Signatories who sign Employment Agreements with Buyer, that period specified in such Employment Agreement.

  REMEDIES

  Seller and Signatories acknowledge that Buyer will not have an adequate remedy at law upon breach of any of the foregoing provisions of this Covenant. Seller and Signatories therefore agree that Buyer shall be entitled to such injunctive relief and specific performance as is permitted by law in addition to any other available rights and remedies whether under this Covenant or at law or in equity.

  GENERAL PROVISIONS

    Waiver and Further Agreement. Any waiver of a breach of any of the terms and conditions of this Covenant shall not operate as a waiver of any other breach of such terms and conditions. Any failure to enforce any provisions hereof shall not operate as a waiver of that provision or any other provision hereof. Any waiver of any provision hereof shall not be construed to effect a continuing waiver of the provision being waived, unless such waiver explicitly provides to the contrary. No such waiver with regard to a particular event shall constitute a waiver in any other event or for any other purpose or impair the right of the party against whom such waiver is claimed to require full compliance with such provision in all other events or for all other purposes. Each of the parties agrees to execute all such further instruments and documents and to take all such further actions as the other party may reasonably require in order to effectuate the terms and purpose of this Covenant.

    Severability. If any provision of this Covenant is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force without being impaired or invalidated in any way.

    Attorneys' Fees. Should any Proceeding be necessary to construe or enforce the terms or conditions of this agreement, or the application or validity thereof, then the party prevailing in such action shall be entitled to recover its reasonable attorneys' fees and other court costs, together with any costs and attorneys' fees incurred in enforcing any judgment entered therein.

    Governing Law; Jurisdiction. This Covenant, the construction and enforcement of its terms, and the interpretation of the rights and duties of the parties hereunder shall be governed by the laws of the State of Minnesota without regard to its conflict of laws principles. Any Proceeding instituted to enforce or interpret the terms of this Agreement shall be brought in the court located in the City of Minneapolis, State of Minnesota, and each party hereby consents to the jurisdiction of such court and waives any objection to such venue.

    Amendments. This Covenant may not be amended, nor shall any waiver, change, modification, consent, or discharge of any provision hereof be effected, except by an instrument in writing executed by or on behalf of the party or parties against whom enforcement of such amendment or provision is sought.

    Complete Agreement. This Covenant constitutes the entire agreement the parties with respect to the subject matter hereof and supersedes all prior agreements and understandings between them as to the subject matter of this Covenant. There are no restrictions, agreements, or arrangements, oral or written, between the parties related to the subject matter hereof which are not fully expressed or referred to herein.

(Signatures appear on the following page)

IN WITNESS WHEREOF, Buyer, Seller, and Signatories have executed this Covenant Against Competition effective as of the Closing Date set forth in the Purchase Agreement.

SELLER:

Date: January 19, 2001

SOUTH BAY MEDICAL, LLC,

a Minnesota limited liability company

By: /s/GEORGE HOEDEMAN

George Hoedeman, President

By: /s/DANIEL ELLIOTT

Daniel Elliott, Vice President

By: /s/SCOTT ANDERSON

Scott Anderson, Secretary

Address for Notices:

South Bay Medical, LLC

9727 Valley View Road

Eden Prairie, MN 55344

Tel: (952) 995-0881

Fax: (952) 995-0887

PRINCIPALS:

Date: January 19, 2001

/s/GEORGE HOEDEMAN

George Hoedeman

Date: January 19, 2001

/s/JONATHAN ELLIOTT

Jonathan Elliott

Date: January 19, 2001

/s/DAN IGOE

Dan Igoe

BUYER:

Date: January 19, 2001

MENTOR CORPORATION,

a Minnesota corporation

By: /s/CHRISTOPHER CONWAY

Christopher Conway,

Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael

Chief Financial Officer

Address for Notices:

Mentor Corporation

201 Mentor Drive

Santa Barbara, CA 93111

Tel: (805) 879-6000

Fax: (805) 681-6166

PRINCIPALS:

Date: January 19, 2001

/s/DANIEL ELLIOTT

Daniel Elliott

Date: January 19, 2001

/s/JOHN BERKEY

John Berkey

Date: January 19, 2001

/s/TODD OLSON

Todd Olson

EXHIBIT D

FORM OF EMPLOYMENT AGREEMENT

(Attached)

EXHIBIT E

INVESTOR REPRESENTATION STATEMENT

I am a member of South Bay Medical, LLC ("SBM"). SBM is party to that certain Purchase and Sale Agreement, dated for reference purposes as of December 1, 2000 (the "Purchase Agreement") whereby SBM will sell substantially all of its assets to Mentor Corporation (the "Company"). In consideration of such sale, the Company will remit to SBM certain shares of the Company's common capital stock, par value $0.10 per share (the "Restricted Stock"). Subsequent to the closing of the asset sale, and in connection with SBM's liquidation, SBM will distribute to me certain shares of the Restricted Stock according to my percentage interest in SBM, or upon such other criteria as SBM's members may agree (the "Shares"). In connection with my anticipated acquisition of the Shares, I hereby make the following representations and warranties to the Company:

1. INVESTMENT INTENT. I will acquire the Shares solely for investment and not with any then-present intention of selling or otherwise disposing of the Shares or any portion thereof in any transaction other than a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). I understand that the shares of the Company's common capital stock that I will acquire are not, and will not be, registered under the Securities Act on the ground that their sale and issuance is exempt from the registration requirements under the Securities Act and state securities laws on the basis of the so-called "private offering" exemption provided by Section 4(2) of the Securities Act, Regulation D promulgated under the Securities Act, and by applicable state securities laws.

I recognize that the availability of these exemptions from the registration and qualification requirements is predicated in part on my representation that I will acquire the securities for investment for my own account, with no then-present intention of dividing my participation with others or reselling or otherwise distributing the same, nor with any view to or for sale in connection with any distribution of these securities.

It is my understanding that, in the view of the Securities and Exchange Commission, the statutory basis for such exemption would not be present if, notwithstanding my representation, I had in mind merely acquiring the securities for resale on the occurrence or nonoccurrence of some predetermined event such as, for example, the expiration of the capital gains period of the Internal Revenue Code, or a market rise, or if the market does not rise, for any other fixed or determinable period in the future .

Accordingly, I hereby represent to you that I will acquire such stock for my own account and not with a view to or for sale in connection with any distribution of such stock, and that I do not intend to dispose of my beneficial interest in all or any part of such securities acquired by me.

2. ACQUISITION FOR OWN ACCOUNT. I will acquire and shall hold the entire legal and beneficial interest of the Shares solely for my own account, and neither in whole nor in part for any other person or entity except to the extent held jointly with my spouse.

3. RESTRICTIONS ON TRANSFER. I understand that the Shares will constitute "restricted securities" within the meaning of the Securities Act, the rules and regulations of the Commission thereunder, including Rule 144, and the applicable state securities laws. I further understand that the Shares are and will remain subject to the holding periods set forth in Section 3.1.2C of the Purchase Agreement. I acknowledge that the Shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from such registration is available. Further, I agree that I will not transfer, by way of gift or otherwise sell, pledge or encumber said securities unless I obtain, at my expense, a "no action" letter from the Securities and Exchange Commission or an opinion of counsel satisfactory to you, that transfer of such shares does not violate the Securities Act or applicable state securities laws.

4. RESTRICTIVE LEGEND. I understand that I will be issued three (3) share certificates which, in the aggregate, will represent the Shares. I consent to the imposition on the share certificates of legends substantially identical to the following, and of any additional legends as may be required by law:

"THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ISSUED WITHOUT REGISTRATION OR QUALIFICATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE `SECURITIES ACT'), AND THE BLUE SKY LAWS OF ANY JURISDICTION. SUCH SECURITIES MAY NOT BE SOLD, ASSIGNED, TRANSFERRED OR OTHERWISE DISPOSED OF, BENEFICIALLY OR ON THE RECORDS OF THE CORPORATION, UNLESS THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN REGISTERED OR QUALIFIED UNDER THE SECURITIES ACT AND APPLICABLE BLUE SKY LAWS OR THERE HAS BEEN DELIVERED TO THE CORPORATION AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT SUCH REGISTRATION AND QUALIFICATION IS NOT REQUIRED."

"THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO THE TERMS OF THAT CERTAIN PURCHASE AND SALE AGREEMENT BETWEEN THE COMPANY AND SOUTH BAY MEDICAL, LLC DATED FOR REFERENCE PURPOSES AS OF DECEMBER 1, 2000, INCLUDING RESTRICTION ON THE SALE OF THE SECURITIES UNTIL ON OR AFTER FEBRUARY 1, [2002, 2003, or 2004, as applicable]. A COPY OF THE RELEVANT PORTIONS OF THE PURCHASE AND SALE AGREEMENT IS AVAILABLE FOR INSPECTION AT THE OFFICES OF THE COMPANY."

5. RECEIPT OF INFORMATION. I acknowledge receipt of the Company's Annual Report on Form 10-K dated as of March 31, 2000, and the Company's Quarterly Report on Form 10-Q dated as of September 30, 2000 and any reports filed subsequent to the date hereof. I also acknowledge that I have reviewed Exhibit C to the Purchase Agreement, consisting of Buyer's Disclosure Statement. I have made such inquiries and investigations as I and my advisers determined to be appropriate for the purpose of deciding whether to acquire the Shares. I have had the opportunity to discuss the plans, operations, and financial condition of the Company with its officers and have received all information I deemed appropriate to enable me to evaluate the financial risk inherent in acquiring the Shares.

6. ACKNOWLEDGEMENT OF INVESTMENT RISKS. I recognize that the Company, its business and my anticipated acquisition of the Shares will be subject to numerous investment and operating risks and that the Company cannot guarantee the return of my capital or that I will derive any income or profit from the Shares. I have read, understand and agree to the "Acknowledgements by Seller" set forth in Section 10.3 of the Purchase Agreement. I either (a) have a preexisting business or personal relationship with the Company or one or more of its officers, directors or controlling persons or, (b) by reason of my business or financial experience or the business or financial experience of my professional advisors who are unaffiliated with and who are not directly or indirectly compensated by the Company, have the capacity to evaluate the merits and risks of an investment in the Company and to protect my own interests in connection with the investment.

7. INDEPENDENT ADVICE. I acknowledge that I have been advised to consult, and have consulted, with my own attorney and/or accountant concerning this investment, the risks associated with it, and its suitability to my current financial situation and investment objectives. I have not relied on any representation of the Company, its officers, directors, employees or agents, whether set forth in the Purchase Agreement or otherwise. Neither the Company, its officers, directors, employees or agents have made any representation, promise or warranty regarding the Shares, my acquisition of the Shares, or the Company.

8. ACKNOWLEDGMENT OF CONTINUING VALIDITY. The warranties, agreements and acknowledgments recited herein shall be and remain in full force and effect from the date indicated below until expressly released by the Company in writing. I agree that I will confirm and acknowledge the then-current validity of the representations recited herein by delivering a written instrument to the Company, in form and content satisfactory to the Company, not more than ten (10) business days nor less than five (5) business days prior to SBM's distribution to me of the Shares. I agree that the Company shall have no duty to recognize any transfer of the Shares, record the same on its books and records, or issue the certificates evidencing the Shares unless and until I comply with the provisions of this Investor Representation Statement.

This Investor Representation Statement is executed at ____________________, Minnesota on the _____ day of ___________ , 20__.

______________________________________ (signature) ______________________________________ (print or type name)

AMENDED AND RESTATED CREDIT AGREEMENT

THIS AMENDED AND RESTATED CREDIT AGREEMENT (the "AGREEMENT") is made and dated as of the 25th day of October, 2000, by and between SANWA BANK CALIFORNIA ("Lender") and MENTOR CORPORATION, a Minnesota corporation (the "Borrower").

RECITALS

A. The Borrower and the Lender entered into a Credit Agreement dated as of May 30, 1995 (as amended, modified or waived, the "Original Credit Agreement").

B. The Borrower and the Lender desire to amend the Original Credit Agreement and, for ease of reference, to integrate such amendatory provisions into the Original Agreement by means of this Agreement.

NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby amend and restate the terms of the Original Credit Agreement to read as follows:

AGREEMENT

1. Definitions. For purposes of this Agreement, the terms set forth below shall have the following meanings:

"Affiliate" shall mean, as to any Person, any other Person directly or indirectly controlling, controlled by or under direct or indirect common control with, such Person. "Control" as used herein means the power to direct the management and policies of such corporation.

"Agreement" shall mean this Agreement, as the same may be amended, extended or replaced from time to time.

"Applicable IBO Rate" shall mean with respect to any Interest Period for a Eurodollar Loan, the rate per annum (rounded upward, if necessary, to the next higher 1/100 of one percent (0.01%)) calculated in accordance with the following formula:

IR

Applicable IBO Rate = 1-IRP+ 1.75%

where

IR = IBO Rate for such Interest Period

IRP = IBO Reserve Percentage

"Applicable Reference Rate" shall mean, with respect to any Loans that are Reference Rate Loans, the Reference Rate, as from time to time in effect. .

"Business Day" shall mean any day other than a Saturday, a Sunday or a day on which banks in Los Angeles, California are authorized or obligated to close their regular banking business.

"Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules and regulations issued thereunder as from time to time in effect.

"Collateral" shall mean the Borrower's and Guarantors' personal property (tangible and intangible) which are covered by the Security Documents.

"Commonly Controlled Entity" of a Person shall mean a Person, whether or not incorporated, which is under common control with such Person within the meaning of Section 414(c) of the Internal Revenue Code.

"Compliance Certificate" shall mean a compliance certificate substantially in the form of Exhibit I attached to the Original Credit Agreement, as modified from time to time with the consent of the Lender, duly executed by a Responsible Officer of the Borrower.

"Contractual Obligation" as to any Person shall mean any provision of any security issued by such Person or of any agreement, instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

"Contribution Agreement" shall have the meaning given to such term in Paragraph 3(I) below.

"Credit Limit" shall mean, with respect to Revolving Loans and Outstanding Letters of Credit, $25,000,000, as such amount may be increased or decreased by written agreement of the Borrower and Lender.

"Current Assets" shall mean the consolidated current assets of the Borrower and its Subsidiaries as determined in accordance with GAAP.

"Current Liabilities" shall mean the consolidated current liabilities of the Borrower and its Subsidiaries as determined in accordance with GAAP.

"Effective Tangible Net Worth" shall mean (i) the gross book value of the assets of the Borrower and its Subsidiaries appearing on a balance sheet prepared in accordance with GAAP plus (ii) Subordinated Debt minus (iii) loans to stockholders and employees of the Borrower and its Subsidiaries minus (iv) all liabilities and the net book value of all assets of the Borrower and its Subsidiaries which would be treated as intangibles under GAAP, including, without limitation, unamortized debt discount and expense, covenants not to compete, customer lists, unamortized research and development expense, unamortized deferred charges and costs, goodwill, trademarks, service marks, trade names, patents, copyrights and licenses.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations issued thereunder as from time to time in effect.

"Eurodollar Business Day" shall mean a Business Day upon which commercial banks in London, England, New York, New York, and Los Angeles, California are open for domestic and international business.

"Eurodollar Loan" shall mean Loans hereunder at such time as they are made and/or being maintained at a rate of interest based upon the IBO Rate.

"Event Of Default" shall have the meaning given such term in Paragraph 8 below.

"Fixed Loan" shall mean a Loan hereunder at such time as they are made and/or maintained at a rate of interest based upon the Fixed Rate.

"Fixed Rate" shall mean a fixed rate per annum equal to 2% in excess of any pricing index agreed upon by the Borrower and Lender after the date of this Agreement as set forth in a writing signed by such parties.

"Funded Debt" of any Person shall mean, at any date, without duplication, (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes, or similar instruments, (c) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (d) all obligations of such Person as lessee under capital leases, (e)  all Indebtedness of any other Person secured by a Lien on any asset of such Person, and (f) all Funded Debt of any other Person guaranteed by such Person.

"GAAP" shall mean generally accepted accounting principles in the United States of America in effect from time to time.

"Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, or any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

"Guarantors" shall mean Mentor Medical, Inc., Mentor Minnesota, Inc., Mentor Texas, Inc. and any other of the Borrower's Significant Subsidiaries that the Lender may from time to time notify to the Borrower in writing shall become a Guarantor.

"Guarantees" shall have the meaning given such term in Paragraph 3 (I) below.

"IBO Rate" shall mean with respect to any Interest Period for a Eurodollar Loan, the rate per annum at which Sanwa Bank California would quote to banks in the London interbank eurocurrency market at approximately 11:00 a.m. (London time) two Eurodollar Business Days prior to the first day of the proposed Interest Period for Eurodollar Loans for deposits in immediately available U.S. dollars in an amount equal to the aggregate amount of Eurodollar Loans proposed to be subject to such rate during such Interest Period and for a period of time equal to such Interest Period.

"IBO Reserve Percentage" shall mean for any day, that percentage expressed as a decimal, which is in effect on such day, as specified by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed on eurocurrency liabilities.

"Indebtedness" of any Person shall mean all items of indebtedness which, in accordance with GAAP and industry practices, would be included in determining liabilities as shown on the liability side of a balance sheet of such Person as of the date as of which indebtedness is to be determined, including, without limitation, all obligations for money borrowed and capitalized lease obligations, and shall also include all indebtedness and liabilities of any other Person assumed or guaranteed by such Person or in respect of which such Person is secondarily or contingently liable (other than by endorsement of instruments in the course of collection) whether by reason of any agreement to acquire such indebtedness or to supply or advance sums or otherwise.

"Inter-Company Note" shall mean a promissory note in favor of the Borrower from each of its Subsidiaries substantially in the form of Exhibit K to the Original Credit Agreement.

"Interest Period" shall mean (i) with respect to any Fixed Loan, the period of 30, 60, 90, 120 or 180 days as agreed upon by Lender and the Borrower and (ii) with respect to any Eurodollar Loan, the period commencing on the date advanced and ending one, two, three or six months thereafter, all as designated in the related Loan Request; provided, however, that (1) any Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall be extended to the next succeeding Eurodollar Business Day unless by such extension it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day, and (2) any Interest Period applicable to a Eurodollar Loan which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall, subject to the provisions of clause (1) hereof, end on the last day of such calendar month. No Interest Period shall extend beyond the Maturity Date.

"L/C Documents" shall have the meaning given such term in Paragraph 3(b) below.

"L/C Drawing" shall have the meaning given such term in Paragraph 3(c)below.

"L/C Sublimit" shall mean $1,000,000.

"Letters Of Credit" shall have the meaning given such term in Paragraph 2(a) below.

"Letter Of Credit Request" shall mean a request for a Letter Of Credit in form satisfactory to the Lender.

"Lien" shall mean any security interest, mortgage, pledge, privilege, lien, claim on property, charge or encumbrance (including any conditional sale or other title retention agreement), any lease in the nature thereof, and the filing of or agreement to give any financing statement under the Uniform Commercial Code of any jurisdiction.

"Loan Documents" shall mean this Agreement, the Notes, the Security Documents, the Guarantees, the Contribution Agreements, the Inter-Company Note, and each other document, instrument or agreement executed by the Borrower or a Guarantor in connection herewith or therewith, as any of the same may be amended, extended or replaced from time to time. By executing this Agreement, the Borrower agrees and, by their consents below, each Guarantor agrees that all references to the Original Loan Agreement and to terms used therein in any Loan Document to which it is a party that was executed in connection with the Original Credit Agreement are hereby amended to constitute references to this Agreement and to the terms used herein. All such Loan Documents shall remain in full force and effect after the date of this Agreement and are hereby reaffirmed in all respects.

"Loan Maturity Date" shall mean the earlier of: (a) September 15, 2002, as such date may be extended from time to time in writing by the Borrower and Lender (b) the date Lender terminates its obligation to make further Loans pursuant to Paragraph 8 below; or (c) the date the Credit Limit is reduced to $0.00.

"Loan Request" shall mean a request for a Loan in the form attached to the Original Credit Agreement as Exhibit J, or in other form satisfactory to Lender.

"Loans" shall have the meaning given in Paragraph 2(a) below.

"Material Violation" shall mean a violation any Requirement of Law which, pursuant to the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder, the Borrower would be required to disclose in form 10K if such from were then required to be filed with the Securities and Exchange Commission.

"Note" shall mean the Amended and Restated Promissory Note delivered by the Borrower to Lender in the form attached to the Sixth Amendment to the Original Credit Agreement as Exhibit A, all references therein being deemed to be references to this Agreement.

"Obligations" shall mean any and all debts, obligations and liabilities of the Borrower to Lender arising out of or related to the Loan Documents (whether principal, interest, fees or otherwise, now existing or hereafter arising, whether voluntary or involuntary, whether or not jointly owed with others, whether direct or indirect, absolute or contingent, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, whether or not from time to time decreased or extinguished and later increased, created or incurred, and whether or not extended, modified, rearranged, restructured, refinanced or replaced, including without limitation, modifications to interest rates or other payment terms of such debts, obligations or liabilities).

"Original Credit Agreement" shall have the meaning set forth in the Recitals to this Agreement.

"Outstanding Letter Of Credit" shall mean (i) any Letter Of Credit which has not been cancelled, expired, un-utilized or fully drawn down and (ii) the amount of any unreimbursed L/C Drawings.

"Person" shall mean any corporation, natural person, firm, joint venture, partnership, trust, unincorporated organization, government or any department or agency of any government.

"Potential Default" shall mean an event which but for the lapse of time or the giving of notice, or both, would constitute an Event Of Default.

"Proceeds" shall mean whatever is receivable or received when Collateral or Proceeds are sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including return premiums, with respect to any insurance relating thereto.

"Reference Rate" shall mean the fluctuating per annum rate announced from time to time by Sanwa Bank California in Los Angeles, California, as its "Reference Rate". The Reference Rate is a rate set by Sanwa Bank California based upon various factors including Sanwa Bank California's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be priced at, above or below the Reference Rate.

"Reference Rate Loan" shall mean Loans hereunder at such time as they are made and/or being maintained at a rate of interest based on the Reference Rate.

"Requirements Of Law" shall mean as to any Person the Certificate of Incorporation and By-Laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation, or a final and binding determination of an arbitrator or a determination of a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

"Responsible Officer" shall mean the chief financial officer or, in the absence of the chief financial officer, such officer as the chief financial officer shall advise Lender in writing is a "Responsible Officer" for purposes of this Agreement.

"Security Agreement" shall have the meaning given such term in Paragraph 3(k) below.

"Security Documents" shall have the meaning given such term in Paragraph 3(k) below.

"Significant Subsidiary" shall mean any Subsidiary which, based on consolidating statements most recently delivered to the Lender, either (i) has revenue, including sales to unaffiliated customers and affiliated customers equal to 10% or more of combined revenue of the Borrower or (ii) has combined tangible assets equal to 10% or more of the combined tangible assets of the Borrower.

"Subordinated Debt" shall mean Indebtedness of the Borrower outstanding on the date of this Agreement pursuant to the terms of which such Indebtedness is subordinated to the Obligations on terms and conditions satisfactory to Lender.

"Subsidiary" shall mean any Person more than fifty percent (50%) of the equity of which has by the terms thereof ordinary voting power to elect the board of directors, managers or trustees of the entity (irrespective of whether or not at the time stock of any other class or classes of such Person shall have or might have voting power by reason of the happening of any contingency) or shall, at the time as of which any determination is being made, be owned, either directly or through Subsidiaries.

2. Credit Facilities.

2(a) Credit Limits.

(1) Revolving Loans. On the terms and subject to the conditions set forth herein, Lender agrees that it shall from time to time to and including the Loan Maturity Date (as such term and capitalized terms not otherwise defined herein are defined in Paragraph 1 above) make revolving Loans (the "Loans" or a "Loan") to the Borrower in an aggregate amount with all its other outstanding Loans and Outstanding Letters Of Credit not to exceed at any one time the Credit Limit. Loans may be repaid and reborrowed in accordance with this Agreement.

(2) Letters Of Credit. On the terms and subject to the conditions set forth herein, the Lender agrees to issue for the account of the Borrower from time to time from the date hereof to and including the 30th day immediately preceding the Loan Maturity Date, its Letters Of Credit (a "Letter Of Credit" and collectively the "Letters Of Credit") in an aggregate amount with other Outstanding Letters Of Credit not to exceed the L/C Sublimit. No commercial Letter of Credit shall expire more than one year from the date of its issuance; no standby Letter of Credit shall expire more than one year from the date of its issuance. The aggregate of Outstanding Letters Of Credit and outstanding Loans shall not exceed at any one time the Credit Limit. No Letter Of Credit may have an expiration date later than thirty (30) days prior to the Loan Maturity Date. Letters Of Credit may be commercial letters of credit or stand-by Letters of Credit.

2(b) Maintenance of Loans. Loans shall be maintained, at the election of the Borrower made from time to time as permitted herein, as Reference Rate Loans and/or Eurodollar Loans and/or Fixed Loans or any combination thereof.

2(c) Calculation of Interest. The Borrower shall pay interest on Loans outstanding hereunder from the date disbursed to but not including the date of payment at a rate per annum equal to, at the option of and as selected by the Borrower from time to time (subject to the provisions of Paragraphs 2(f), (g) and (h) below): (1) with respect to each Loan which is a Eurodollar Loan, at the Applicable IBO Rate for the applicable Interest Period, (2) with respect to each Loan which is a Reference Rate Loan, at a fluctuating rate per annum equal to the Applicable Reference Rate during the applicable calculation period, and (3) with respect to Fixed Loans, the Fixed Rate for the applicable Interest Period.

2(d) Payment of Interest. Interest accruing on Reference Rate Loans and Fixed Loans outstanding hereunder shall be payable monthly, in arrears, for each month on or before the tenth Business Day of the next succeeding month, and, with respect to Fixed Loans, on the last day of the relevant Interest Period. Interest accruing on Eurodollar Loans shall be payable in arrears: (1) in the case of Eurodollar Loans with Interest Periods ending from one month to three months from the date advanced, at the end of the applicable Interest Period therefor; and (2) in the case of Eurodollar Loans with Interest Periods ending later than three months from the date advanced, at the end of each three month period from the date advanced, and then at the end of the applicable Interest Period therefor. A final payment of interest shall be payable, with respect to Loans, on the Loan Maturity Date. The Borrower hereby irrevocably authorizes and directs Lender to collect interest when due by debiting the amount of interest payable from any collected funds then on deposit in such account maintained by the Borrower with Lender as the Borrower shall designate, but no failure by Lender to so debit such account and no insufficiency in the amount on deposit in such account shall excuse the Borrower from making any payment in full when due. In accordance with its usual procedures, Lender will notify the Borrower of the date and approximate amount of any such debit prior to the date thereof.

2(e) Repayment of Principal. (1) Subject to the prepayment requirements of Paragraph 2(h) below, the Borrower shall pay:

(1) the principal amount of all Loans remaining outstanding on the Loan Maturity Date.

(2) The Borrower hereby irrevocably authorizes and directs Lender to collect principal on the Loans when due by debiting the amount of principal payable from any collected funds then on deposit in such account maintained by the Borrower with Lender as the Borrower shall designate, but no failure by Lender to so debit such account and no insufficiency in the amount on deposit in such account shall excuse the Borrower from making any payment in full when due.

2(f) Election of Type of Loan; Conversion Options.

(1) The Borrower may elect from time to time to have Loans funded (i) as Reference Rate Loans or Fixed Loans by giving Lender prior irrevocable notice no later than 11:00 a.m. (Los Angeles time) on the proposed date of borrowing of such election, and (ii) as Eurodollar Loans by giving Lender at least three Eurodollar Business Days' prior irrevocable notice of such election. The Borrower may elect from time to time to (i) convert Loans outstanding as Eurodollar Loans or Fixed Loans to Reference Rate Loans by giving Lender at least one Business Day's prior irrevocable notice of such election, and (ii) convert Loans outstanding as Reference Rate Loans to Eurodollar Loans or Fixed Loans by giving Lender at least three Business Days' prior irrevocable notice of such election. Any such conversion of Eurodollar Loans or Fixed Loans may only be made on the last day of the applicable Interest Period. All such elections shall be evidenced by the delivery by the Borrower to Lender within the required time frame of a duly executed Loan Request. No Reference Rate Loan shall be converted into a Eurodollar Loan or Fixed Loans if an Event Of Default or Potential Default has occurred and is continuing on the day occurring three Eurodollar Business Days or, in the case of Fixed Loans, one Business Day prior to the date of the conversion requested by the Borrower. All or any part of outstanding Loans may be converted as provided in this Paragraph 2(f)(1), provided that partial conversions shall be in a principal amount of $1,000,000 or whole multiples of $500,000 in excess thereof, and in the case of conversions into Eurodollar Loans or Fixed Loans, after giving effect thereto the aggregate of the then number of respective Eurodollar Loans and Fixed Loans of Lender having a different Interest Period does not exceed five.

(2) Any Eurodollar Loan or Fixed Loan may be continued as such upon the expiration of the Interest Period with respect thereto by giving Lender at least three Eurodollar Business Days', or in the case of Fixed Loans, one Business Days' prior irrevocable notice of such election as set forth on a duly executed Loan Request; provided, however, that no Eurodollar Loan or Fixed Loan may be continued as such when any Event Of Default or Potential Default has occurred and is continuing, but shall be automatically converted to a Reference Rate Loan on the last day of the then current Interest Period applicable thereto, and Lender shall notify the Borrower promptly that such automatic conversion will occur. If the Borrower shall fail to give notice as provided above, the Borrower shall be deemed to have elected to convert the affected Eurodollar Loan or Fixed Loan to a Reference Rate Loan on the last day of the relevant Interest Period.

2(g) Inability to Determine Rate. In the event that Lender shall have determined (which determination shall be conclusive and binding upon the Borrower) that by reason of circumstances affecting the interbank eurodollar market adequate and reasonable means do not exist for ascertaining the IBO Rate for any Interest Period, Lender shall forthwith give notice to the Borrower. If such notice is given: (1) no Loan may be funded as a Eurodollar Loan, (2) any Loan that was to have been or would be converted to a Eurodollar Loan shall, subject to the provisions hereof, be continued as a Reference Rate Loan, and (3) any outstanding Eurodollar Loan shall be converted, on the last day of the then current Interest Period with respect thereto, to a Reference Rate Loan.

2(h) Illegality. Notwithstanding any other provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for Lender to make or maintain Eurodollar Loans as contemplated by this Agreement: (1) the commitment of Lender hereunder to make or to continue Eurodollar Loans or to convert Reference Rate Loans to Eurodollar Loans shall forthwith be cancelled and (2)  Lender's Loans then outstanding as Eurodollar Loans, if any, shall be converted automatically to Reference Rate Loans or, at the request of the Borrower, Fixed Loans at the end of their respective Interest Periods or within such earlier period as required by law. In the event of a conversion of any such Loan prior to the end of its applicable Interest Period the Borrower hereby agrees promptly to pay Lender upon demand in writing setting forth in reasonable detail the calculation of the amount so demanded, the amounts required pursuant to Paragraph 2(k) below, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other amounts payable hereunder.

2(I) Requirements Of Law; Increased Costs. In the event that any applicable law, order, regulation, treaty or directive issued by any central bank or other Governmental Authority, agency or instrumentality or in the governmental or judicial interpretation or application thereof, or compliance by Lender with any request or directive (whether or not having the force of law) issued by any central bank or other Governmental Authority, agency or instrumentality:

(1) Does or shall subject Lender to any tax of any kind whatsoever with respect to this Agreement or any Loans made or Letters Of Credit issued hereunder, or change the basis of taxation of payments to Lender of principal, fee, interest or any other amount payable hereunder (except for change in the rate of tax on the overall net income of Lender);

(2) Does or shall impose, modify or hold applicable any reserve, capital requirement, special deposit, compulsory loan or similar requirements against assets held by, or deposits or other liabilities in or for the account of, advances or Loans by, or other credit extended by, or any other acquisition of funds by, any office of Lender which are not otherwise included in the determination of interest payable on the Obligations; or

(3) Does or shall impose on Lender any other condition; and the result of any of the foregoing is to increase the cost to Lender of making, renewing or maintaining any Loan or to reduce any amount receivable in respect thereof or the rate of return on the capital of Lender, then, in any such case, the Borrower shall promptly pay to Lender, upon its written demand made to the Borrower, any additional amounts necessary to compensate Lender for such additional cost or reduced amounts receivable or rate of return as determined by Lender with respect to this Agreement or Loans made or Letters Of Credit issued hereunder. If Lender becomes entitled to claim any additional amounts pursuant to this Paragraph 2(i), it shall promptly notify the Borrower of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to the foregoing sentence containing the calculation thereof in reasonable detail submitted by Lender to the Borrower shall be conclusive in the absence of manifest error. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other amounts payable hereunder.

2(j) Funding. Lender shall be entitled to fund all or any portion of its Loans in any manner it may determine in its sole discretion, including, without limitation, in the Grand Cayman inter-bank market, the London inter-bank market and within the United States, but all calculations and transactions hereunder shall be conducted as though Lender actually funds all Eurodollar Loans through the purchase in London of offshore dollar deposits in the amount of the relevant Eurodollar Loan in maturities corresponding to the applicable Interest Period.

2(k) Prepayment Premium. In addition to all other payment obligations hereunder, in the event: (1) any Loan which is outstanding as a Eurodollar Loan is prepaid prior to the last day of the applicable Interest Period, whether following a voluntary prepayment, a mandatory prepayment or otherwise, or (2) the Borrower shall fail to continue or to make a conversion to a Eurodollar Loan or Fixed Loan after the Borrower has given notice thereof as provided in Paragraph 2(f) above, or (3) any Loan which is outstanding as a Fixed Loan is paid on a day other than the dates fixed for payment under this Agreement, or (4) the Borrower shall fail to continue or to make a conversion to Reference Rate Loans after the Borrower has given notice thereof as provided in Paragraph 2(f) above, then the Borrower shall immediately pay to Lender an additional premium sum compensating Lender for actual losses, and reasonable costs and expenses incurred by Lender in connection with such prepayment, including, without limitation, those incurred in connection with redeployment of funds all as set forth in a certificate from the Lender setting forth in reasonable detail the nature and amount thereof.

3. Miscellaneous Provisions.

3(a) Use of Proceeds. The proceeds of the Loans shall be utilized by the Borrower for working capital, including, without limitation, capital expenditures and acquisitions. Letters Of Credit shall be used for conduct of business in the ordinary course.

3(b) Request For Loans and Letters Of Credit; Making of Loans and Issuance of Letters Of Credit.

(1) The Loans. If the Borrower desires to borrow hereunder, the Borrower shall deliver a Loan Request to Lender which shall be delivered telephonically no later than 10:00 a.m. (Los Angeles time) and immediately confirmed by facsimile transmission, on the day notice of borrowing is required to be given for the type of Loan being requested pursuant to Paragraph 2(f)(1) above. If the Loan is for the benefit of a Guarantor, such Loan Request shall direct Lender to disburse the proceeds of such Loan to an account of such Guarantor. Each Loan shall be in a minimum amount not less than $500,000 and in increments of $500,000 in excess thereof in the case of a Eurodollar Loan, and in a minimum amount not less than $100,000 and in increments of $100,000 in excess thereof in the case of a Reference Rate Loan or a Fixed Loan.

(2) Letters Of Credit. If the Borrower desires to request a Letter Of Credit hereunder, the Borrower shall deliver a Letter Of Credit Request (which shall be completed in form and substance satisfactory to the Lender) to the Lender which shall be delivered by telefacsimile transmission at least three (3) Business Days prior to the requested date of issuance. If the Letter of Credit is for the benefit of a Guarantor, such Letter of Credit Request shall notify the Lender of the identity of such Guarantor. Each such Letter Of Credit Request shall be accompanied by all other documents, instruments, and agreements as the Lender may reasonably request in connection with such request (the "L/C Documents"). The Lender shall issue its Letter Of Credit in accordance with the terms of such notice.

3(c) Evidence of Repayment Obligations.

          The Loans. The obligation of the Borrower to repay the Loans shall be evidenced by the Note. Upon any advance, conversion or prepayment as provided in this Agreement with respect to any Loan, Lender is hereby authorized to record the date and amount of each such advance and conversion made by Lender, or the date and amount of each such payment or prepayment of principal of the Loan made by Lender, the applicable Interest Period and interest rate with respect thereto, on the schedules annexed to and constituting a part of the Note and any such recordation shall constitute prima facie evidence of the accuracy of the information so recorded absent manifest error. The failure of Lender to make any such notation shall not affect in any manner or to any extent the Borrower's Obligations hereunder.
          Letters Of Credit. Each drawing under a Letter Of Credit (an "L/C Drawing") shall be payable in full by the Borrower on the date thereof, without demand or notice of any kind. If the Borrower desires to repay an L/C Drawing from the proceeds of a Loan, the Borrower may request a Loan in accordance with the other terms and conditions of this Agreement and, if disbursed on the date of such drawing, shall be applied in payment of such obligation by the Borrower. If any L/C Drawing shall not be repaid when due in accordance with the terms of this Agreement, the Borrower shall reimburse Lender for each such L/C Drawing together with interest thereon until paid at the rate set forth in Paragraph 3(e) below. The obligation of the Borrower to reimburse the Lender for L/C Drawings shall be absolute, irrevocable and unconditional under any and all circumstances whatsoever and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the Lender (except such as may arise out of the Lender's negligence or willful misconduct hereunder) or any other Person, including, without limitation, any set-off, counterclaim or defense based upon or arising out of:

(a) Any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

          Any amendment or waiver of or any consent to departure from the terms of any Letter Of Credit;
          The existence of any claim, set-off, defense or other right which the Borrower or any other Person may have at any time against any beneficiary or any transferee of any Letter Of Credit (or any Person for whom any such beneficiary or any such transferee may be acting); or
          Any allegation that any demand, statement or any other document presented under any Letter Of Credit is forged, fraudulent, invalid or insufficient in any respect, or any statement therein being untrue or inaccurate in any respect whatsoever or any variations in punctuation, capitalization, spelling or format of the drafts or any statements presented in connection with any L/C Drawing.

          3(d) Nature and Place of Payments. All payments made on account of the Obligations shall be made by the Borrower, without setoff or counterclaim, in lawful money of the United States of America in immediately available funds, free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authority and must be received by Lender by 11:00 a.m. (Los Angeles time) on the day of payment, it being expressly agreed and understood that if a payment is received after 11:00 a.m. (Los Angeles time) by Lender, such payment will be considered to have been made by the Borrower on the next succeeding Business Day and interest thereon shall be payable by the Borrower at the Applicable Reference Rate during such extension. If any payment required to be made by the Borrower hereunder becomes due and payable on a day other than a Business Day, the due date thereof shall be extended to the next succeeding Business Day and interest thereon shall be payable at the then applicable rate during such extension.

          3(e) Default Interest. After the occurrence of and during the continuance of an Event Of Default, Lender, in its sole discretion, may determine that all Obligations shall bear interest from the date due until paid in full at a per annum rate equal to three percent (3%) above the Reference Rate.

          3(f) Computations. All computations of interest and fees payable hereunder shall be based upon a year of 360 days for the actual number of days elapsed.

          3(g) Prepayments.

              The Borrower may prepay Reference Rate Loans hereunder in whole or in part at any time. Eurodollar Loans and Fixed Loans may only be paid at the end of their respective Interest Periods.
              The Borrower shall pay in connection with any prepayment hereunder, whether voluntary or mandatory, all interest accrued but unpaid on Loans to which such prepayment is applied, and all prepayment premiums, if any, on Eurodollar Loans to which such prepayment is applied, concurrently with payment to Lender of any principal amounts.
              Subject to the other terms and conditions of this Agreement, the Borrower may, from time to time, reduce the Credit Limit, in increments of not less than $5,000,000, to an amount not less than the aggregate Loans outstanding and Outstanding Letters Of Credit.

              3(h) Fees.

              Commitment Fee. The Borrower shall pay to Lender a non-refundable annual fee of $10,000 payable on or prior to the effectiveness of this Agreement and on the annual anniversary thereof throughout the term hereof.
              Letter Of Credit Fees. On or prior to the issuance of each commercial Letter Of Credit, the Borrower shall pay to Bank a Letter Of Credit fee equal to an amount as may be required by the Lender in accordance with its standard fee structure for such Letters of Credit. With respect to each standby Letter of Credit, the Borrower shall pay to Bank on or prior to the date of issuance a non-refundable Letter Of Credit commission equal to the per annum rate of 1.00% on the face amount of such standby Letters Of Credit
              Other Fees. The Borrower shall pay such other fees as it shall from time to time agree upon in connection with this Agreement pursuant to letter agreements entered into with reference to this paragraph.

              3(i) Guarantees; Contribution Agreements. As support for the Obligations, the Borrower has caused to be executed and delivered to Lender a guarantee in the form attached to the Original Credit Agreement as Exhibit C (the "Guarantees" or a "Guarantee") by each of the Guarantors. In connection with such Guarantees, the Borrower has caused to be executed and delivered a Contribution Agreement in the form attached to the Original Credit Agreement as Exhibit D ("Contribution Agreement") by each of the Guarantors. The agreements of the Borrower under this Paragraph 3(i) are on-going, and, from time to time, the Borrower will cause any Guarantor that becomes such after the date of this Agreement to execute and deliver a Guaranty and Contribution Agreement in accordance with this Paragraph 3(i).

              3(j) Collateral Security; Additional Documents. As collateral security for the Obligations, the Borrower has executed and delivered and caused to be executed and delivered to Lender for its benefit: (1) a Security Agreement from the Borrower and from each of the Guarantors substantially in the forms attached to the Original Credit Agreement respectively as Exhibits B-1 and B-2 (the "Security Agreements" or a "Security Agreement"), pursuant to which the Borrower and each Guarantor shall pledge, assign and grant to Lender, for its benefit, a first priority security interest in and Lien upon the Collateral (including, without limitation, the Inter-Company Notes) and (2) such UCC-1 financing statements as Lender may have required. The Borrower further agrees to execute and deliver or to cause to be executed and delivered to Lender from time to time, for each Guarantor that becomes such after the date of this Agreement, a Security Agreement, a Guarantee and such UCC-1 financing as Lender may reasonably require and, for the Borrower and all Guarantors, such confirmatory Security Agreements, financing statements, consents of and notices to third parties and such documents, instruments and agreements, including, without limitation, relating to the creation or perfection of Liens under any relevant state or Federal law, or the law of any relevant foreign jurisdiction as Lender may reasonably request which are in Lender's judgment necessary or desirable to obtain for Lender the benefit of the Security Agreements and the Collateral (the Security Agreements, the UCC-1 financing statements referred to in subparagraph (2) above, and such additional documents, instruments and agreements being referred to herein as the "Security Documents"). The Borrower agrees to cause each Significant Subsidiary that becomes such after the date hereof to execute and deliver an Inter-Company Note in favor of the Borrower.

              4. Conditions to Effectiveness of Agreement and to Ongoing Loans and Letters of Credit.

              4(a) First Credit under this Agreement. As conditions precedent to the effectiveness of this Agreement; (1) the Borrower and the Lender shall have duly executed and delivered this Agreement; (2) the Guarantors shall have duly acknowledged this Agreement, and (3) the Lender shall have received such board resolutions, incumbency certificates and other additional documentation as it may request in connection herewith.

              4(b) Ongoing Loans and Letters Of Credit. As conditions precedent to Lender's obligation to make any Loan after the effectiveness of this Agreement, and the Lender's obligations to issue any Letter Of Credit after the effectiveness of this Agreement, at and as of the date of the funding or issuance thereof;

              There shall have been delivered to Lender: (i) in the case of the Loan, a Loan Request, and (ii) in the case of the Letter Of Credit, a Letter Of Credit Request and the related L/C Documents;
              The representations and warranties of the Borrower and each Guarantor contained in the Loan Documents shall be accurate and complete in all material respects as if made on and as of such date;
              There shall not have occurred an Event Of Default or Potential Default not otherwise cured or waived; and
              Following the making of such Loan or issuance of such Letter Of Credit, the aggregate principal amount of Loans outstanding and Outstanding Letters Of Credit will not exceed the limitation of Paragraphs 2(a) above.

              By delivering a Loan Request to Lender or a Letter Of Credit Request to the Lender hereunder, or by requesting the conversion of a Loan into a Loan of a different type, or the continuation of a Loan pursuant to Paragraph 2(f) above, the Borrower shall be deemed to have represented and warranted the accuracy and completeness of the statements set forth in subparagraphs (b)(2) through (b)(4) above.

              5. Representations and Warranties of the Borrower. As an inducement to Lender to enter into this Agreement and to make Loans and to issue Letters Of Credit as provided herein, the Borrower represents and warrants to Lender that:

              5(a) Financial Position. The financial statements of the Borrower dated December 31, 1999 which have heretofore been furnished to Lender, present fairly in all material respects and, except as otherwise agreed by Lender, present fairly in accordance with GAAP the financial position of the Borrower and its consolidated Subsidiaries at such dates and the consolidated and consolidating results of their operations and changes in their cash flows for the fiscal periods then ended.

              5(b) No Change. Since the date of the financial statements described in the preceding Paragraph 5(a), there has been no material adverse change in the business, operations, assets or financial or other condition of the Borrower or the Borrower and the Guarantors taken as a whole or the Borrower and its consolidated Subsidiaries taken as a whole. Since such date, the Borrower has not entered into, incurred or assumed any long-term debt, mortgages, material leases or material oral or written commitments not disclosed to the Lender prior to the date of this Agreement.

              5(c) Corporate Existence; Compliance with Law. The Borrower and each Guarantor (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on it or its property and/or business or on the ability of the Borrower to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance in all material respects with all Requirements Of Law and Contractual Obligations.

              5(d) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform the Loan Documents to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of the Loan Documents. The Loan Documents have been duly executed and delivered on behalf of the Borrower and each Guarantor and constitute legal, valid and binding obligations of the Borrower and each Guarantor enforceable against the Borrower and each Guarantor in accordance with their respective terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

              5(e) No Legal Bar. The execution, delivery and performance of the Loan Documents, the borrowings hereunder and the use of the proceeds thereof, will not violate any Requirement Of Law or any Contractual Obligations of the Borrower or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor.

              5(f) No Material Litigation. Except as disclosed on Exhibit F to the Original Credit Agreement or otherwise in writing to the Lender at any time prior to the date of this Agreement, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Borrower, threatened by or against the Borrower or any of its Subsidiaries or against any of such parties' properties or revenues which is likely to be adversely determined and which, if adversely determined, is likely to have a material adverse effect on the business, operations, property or financial or other condition of the Borrower. By making this representation, the Borrower is not representing that any litigation, investigation or proceeding disclosed on Exhibit F to the Original Credit Agreement or thereafter disclosed in writing to the Lender is, if adversely determined, likely to have a material adverse effect on the business, operations, property or financial or other condition of the Borrower nor that any such litigation is likely to be adversely determined.

              5(g) Taxes. The Borrower and each of its Subsidiaries have filed or caused to be filed all tax returns that are required to be filed and have paid all taxes shown to be due and payable on said returns or on any assessments made against them or any of their property other than with respect to immaterial taxes and other than taxes which are being contested in good faith by appropriate proceedings and as to which the Borrower or applicable Subsidiary has established adequate reserves in conformity with GAAP.

              5(h) Investment Company Act. The Borrower is not an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

              5(i) Subsidiaries. Attached to the Original Credit Agreement as Exhibit G was an accurate and complete list of all presently existing Subsidiaries of the Borrower as of the date of the Original Credit Agreement. __Mentor Medical, Inc., Mentor Minnesota, Inc., and Mentor Texas, Inc. are the only Significant Subsidiaries of the Borrower as of the date of this Agreement. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable.

              5(j) Federal Reserve Board Regulations. Neither the Borrower nor any of the Guarantors is engaged or will engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of such terms under Regulation U. No part of the proceeds of any Loan issued hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of the Board of Governors of the Federal Reserve System.

              5(k) ERISA. If the Borrower has a pension, profit sharing or retirement plan subject to ERISA, such plan has been and will continue to be funded in accordance with its terms and otherwise complies with and continues to comply with the requirements of ERISA.

              5(l) Assets. The Borrower and each of its Subsidiaries has good and marketable title to all property and assets reflected in the financial statements referred to in Paragraph 5(a) above, except property and assets sold or otherwise disposed of in the ordinary course of business subsequent to the respective dates thereof. Except as reflected in the financial statements referred to in Paragraph 5(a) above or as permitted under Paragraph 7(a) below, neither the Borrower nor any of the Guarantors has outstanding Liens on any of its properties or assets nor are there any security agreements to which the Borrower or any of the Guarantors is a party, or title retention agreements, whether in the form of leases or otherwise, of any personal property.

              5(m) Securities Acts. Neither the Borrower nor any Guarantor has issued any unregistered securities in violation of the registration requirements of Section 5 of the Securities Act of 1933, as amended, or any other law, and is not violating any rule, regulation or requirement under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended. The Borrower is not required to qualify an indenture under the Trust Indenture Act of 1939, as amended, in connection with its execution and delivery of the Notes.

              5(n) Consents, etc. No consent, approval, authorization of, or registration, declaration or filing with any Governmental Authority is required on the part of the Borrower or any Guarantor in connection with the execution and delivery of the Loan Documents or the performance of or compliance with the terms, provisions and conditions hereof or thereof.

              6. Affirmative Covenants. The Borrower hereby covenants and agrees with Lender that, as long as any Obligations remain unpaid or Lender has any obligation to make Loans hereunder or the Lender has any obligation to issue Letters Of Credit for the account of the Borrower, the Borrower shall and shall cause each Guarantor to:

              6(a) Financial Statements. Furnish or cause to be furnished to Lender:

              (1) Within 120 days after the last day of each fiscal year of the Borrower, (a) the form of 10K of Borrower filed with the Securities & Exchange Commission for such fiscal year containing the audited consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at the end of, and the related consolidated statements of income, shareholders' equity and cash flows for such year, and the comparative financial statements as at the end of, and for, the preceding fiscal year all prepared in accordance with GAAP accompanied by an opinion of independent certified public accountants of nationally recognized standing, and (b) the unaudited consolidating balance sheet of the Borrower and its consolidated Subsidiaries as at the end of the related fiscal year and the unaudited consolidating statement of income for such fiscal year in each case consistent with prior practice certified by a Responsible Officer of the Borrower that they fairly present the financial condition of the Borrower and its consolidated Subsidiaries, as of the dates indicated and the results of their operations and cash flows for the periods indicated all in conformity with GAAP.

              (2) Within sixty (60) days after the last day of the Borrower's fiscal quarter (except the last quarter) the form of 10Q of the Borrower filed with the Securities & Exchange Commission for such quarter containing the consolidated and consolidating balance sheet of the Borrower and its Subsidiaries as of the end of, and the related consolidated statements of income and shareholders' equity for the quarter and for the period from the beginning of the then current fiscal year to the end of such quarter.

              6(b) Certificates; Reports; Other Information. Furnish or cause to be furnished to Lender:

              Not later than sixty (60) days after the end of each fiscal quarter of Borrower, a Compliance Certificate of a Responsible Officer of the Borrower; and
              Promptly, such additional financial and other information, including, without limitation, financial statements of the Borrower or any Affiliate, if available to the Borrower, as the Lender may from time to time reasonably request.

6(c) Payment of Indebtedness. Pay, discharge or otherwise satisfy at or before maturity or before it becomes delinquent, defaulted or accelerated, as the case may be, all its Indebtedness (including taxes), except Indebtedness being contested in good faith and for which provision is made to the satisfaction of Lender for the payment thereof in the event the Borrower or any Guarantor is found to be obligated to pay such Indebtedness and which Indebtedness is thereupon promptly paid by the Borrower or any Guarantor.

6(d) Maintenance of Existence and Properties. Maintain its corporate existence and maintain all rights, privileges, licenses, approvals, franchises, properties and assets, necessary or desirable in the normal conduct of its business, and comply in all material respects with all Contractual Obligations and Requirements Of Law.

6(e) Inspection of Property; Books and Records; Discussions. (1) Keep proper books of record and account on the same fiscal year basis as maintained on the date of this Agreement in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities and (2) permit representatives of Lender (i) to visit and inspect any of its properties and examine and make abstracts from and copies of any of its books and records at any reasonable time and as often as may reasonably be desired by the Lender, (ii) to (at a cost reimbursed pursuant to Paragraph 6(g) below) audit its accounts receivable and inventory, and (iii) with prior notice to the Borrower, to discuss the business, operations, properties and financial and other condition of the Borrower and any of the Guarantors with officers and, in the reasonable discharge of its rights and obligations, employees of such parties, and with their independent certified public accountants. Without limiting the generality of the foregoing, the Borrower agrees that it will and will cause each Guarantor to maintain such inter-company books and records as shall evidence the value and benefit received by each Guarantor from Loans and Letters Of Credit.

6(f) Notices. Promptly give written notice to Lender of:

(1)` The occurrence of any Potential Default or Event Of Default;

(2) Any litigation or proceeding (except those which are based solely on product liability theories), including, without limitation, any substantial dispute with any governmental or law enforcement agency, in an aggregate amount in excess of $500,000 affecting the Borrower or any of its Subsidiaries or the Collateral;

(3) Any litigation or proceeding initiated by any Person who is not a citizen of the United States;

(4) A material adverse change in the business, operations, property or financial or other condition of the Borrower or any of the Guarantors; and

(5) The receipt of a written notice from any Governmental Authority of a Material Violation of any Requirement of Law by the Borrower or the Subsidiaries relating to manufacturing standards or guidelines, and deliver along therewith a copy of the notice received from such Governmental Authority..

6(g) Expenses. Pay all reasonable out-of-pocket expenses (including fees and disbursements of counsel, including the reasonable allocated cost of inside counsel): (1) of the Lender incident to the preparation, negotiation, arrangement, closing, waiver to, amendment or modification of, and administration of the Loan Documents, and the protection of the rights of Lender under the Loan Documents, and (2) of Lender incident to the enforcement of payment of the Obligations, whether by judicial proceedings or otherwise, including, without limitation, in connection with bankruptcy, insolvency, liquidation, reorganization, moratorium or other similar proceedings involving the Borrower or any Guarantor. The obligations of the Borrower under this Paragraph 6(g) shall be effective and enforceable whether or not any Loan is made hereunder and shall survive payment of all other Obligations. For the convenience of the Borrower, Lender agrees that, prior to incurring any such costs, fees or expenses for counsel or consultants, it will so notify the Borrower together with an estimate of the costs, fees or expenses anticipated to be incurred.

6(h) Loan Documents. Use the Loans and Letters Of Credit as contemplated by Paragraph 3(a) and comply with and observe all terms and conditions of the Loan Documents.

6(i) Insurance. Obtain and maintain insurance with responsible companies in such amounts and against such risks as are usually carried by corporations engaged in similar businesses similarly situated, and furnish Lender on request full information as to all such insurance and obtain loss-payee endorsements thereon in favor of Lender. Such insurance coverage shall include, without limitation, product liability insurance covering all products either (i) with an insurance carrier rated by Best's Rating Service as "A VIII" or better or (ii) with the prior written approval of Lender, which shall not be unreasonably withheld, through self-insurance or a captive insurance company. Lender recognizes that as of the date of this Agreement, silicone breast implant products are self-insured by the Borrower.

6(j) Hazardous Materials. The Borrower shall indemnify and hold harmless Lender from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance. This indemnity will apply whether the hazardous substance is on, under or about the Borrower's or a Guarantor's property or operations or property leased to the Borrower or a Guarantor. The indemnity includes but is not limited to reasonable attorneys' fees. The indemnity extends to Lender and its respective parents, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. For these purposes, the term "hazardous substances" means any substance which is or becomes designated as "hazardous" or "toxic" under any federal, state or local law. This indemnity is without limitation and will survive repayment of the Borrower's Obligations.

7. Negative Covenants. The Borrower hereby agrees that, as long as any Obligations remain unpaid or Lender has any obligation to make Loans hereunder or the Lender has any obligation to issue Letters Of Credit hereunder, the Borrower shall not and shall not permit any Guarantor to, directly or indirectly, without the prior consent of the Lender which shall not be unreasonably withheld:

7(a) Liens. Create, incur, assume or suffer to exist, any Lien upon any of its property or assets except:

(1) Liens or charges for current taxes, assessments or other governmental charges which are not delinquent or which remain payable without penalty, or the validity of which are contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof, provided the Borrower shall have set aside on its books and shall maintain adequate reserves for the payment of same in conformity with GAAP;

(2) Liens, deposits or pledges made to secure statutory obligations, surety or appeal bonds, or bonds for the release of attachments or for stay of execution, or to secure the performance of bids, tenders, contracts (other than for the payment of borrowed money), leases or for purposes of like general nature in the ordinary course of the Borrower's business;

(3) Liens in favor of Lender;

(4) Liens in existence on the date of the Original Credit Agreement, with all liens securing obligations in excess of $100,000 as set forth on Exhibit H to the Original Credit Agreement;

(5) Any Lien securing obligations individually or in aggregate with associated Liens in amounts not to exceed $100,000 incurred in the ordinary course of business; and

(6) Liens on property of Mentor Medical Systems B.V. located in the Netherlands.

7(b) Funded Debt. Create, incur, assume or suffer to exist, or otherwise become or be liable in respect of any Funded Debt except:

(1) The Obligations;

(2) Indebtedness on endorsements of instruments for collection in the ordinary course of business;

(3) Funded Debt on bonds or undertakings incurred in the ordinary course of business;

(4) Funded Debt reflected in the financial statements referred to in Paragraph 5(a) above; and

(5) Funded Debt due to any holder of a Lien permitted under Paragraph 7(a) above.

7(c) Consolidation and Merger. Liquidate or dissolve or enter into any consolidation or merger in which Borrower is not the surviving corporation.

7(d) Acquisitions; Investments; Advances. Purchase or acquire or incur liability for the purchase or acquisition of any or all of the assets or business of any Person, other than purchases, acquisitions, and incurrences of liability not in the nature of a business acquisition and made in the ordinary course of business as conducted on the date of this Agreement; or, make or commit to make any advance, loan or extension of credit or purchase any stock, bonds, notes, debentures, or other securities of, forgive any Indebtedness of, or make any other investment in, any Person other than:

(1) Investments by the Borrower in Guarantors; and

(2) Investments in an aggregate amount not in excess of Ten Million Dollars ($10,000,000) in any fiscal year for the acquisition of a business or product line not outside of the medical device field.

For purposes of this definition, "Investment" shall mean any direct or indirect purchase or other acquisition by that Person of, or a beneficial interest in, stock, or other securities of any other Person, or any direct or indirect loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures in the ordinary course of business) or capital contribution by that Person to any other Person, including all indebtedness and accounts receivable from that other Person which are not current assets or did not arise from sales to that other Person in the ordinary course of business. The amount of any Investment shall be the original cost of such Investment plus the cost of all additions thereto, without any adjustments for increases or decreases in value, or write-ups, write-downs or write-offs with respect to such Investment.

7(e) Payment of Dividends. Except to the Borrower, declare or pay any dividends upon its shares of stock now or hereafter outstanding or make any distribution of assets to its stockholders as such, whether in cash, property or securities except (i) dividends payable in shares of capital stock and cash in lieu of fractional shares or in options, warrants or other rights to purchase shares of capital stock and (ii) dividends paid in any year in an aggregate amount not in excess of one-half of the Borrower's consolidated net income for the preceding fiscal year.

7(f) Reserved.

7(g) Sale of Assets. Sell, lease, assign, transfer or otherwise dispose of any of its assets (other than excess, obsolete or worn out property), whether now owned or hereafter acquired, other than (i) in the ordinary course of business as presently conducted and at fair market value or (ii) in an aggregate amount not to exceed $500,000 in any fiscal year, and not enter into any sale and leaseback agreement relating to its assets without the prior written consent of Lender.

7(h) Conduct of Business, etc.

(1) Engage in any business activities substantially different from the Borrower's and the applicable Guarantor's business as conducted on the date of this Agreement; or

(2) Enter into or agree to enter into any leveraged lease or similar transaction pursuant to which it extends financing accommodations to any other Person.

7(i) Financial Covenants. On a consolidated basis for the Borrower and its Subsidiaries calculated in accordance with GAAP:

(1) permit the ratio of (i) all liabilities of the Borrower and its Subsidiaries which, in accordance with GAAP and industry practices are shown on the liability side of a balance sheet to (ii) Effective Tangible Net Worth at any one time to be greater than 1.00 to 1.00;

(2) permit the ratio of (i) cash, short-term cash investments, marketable securities not classified as long-term investments plus accounts receivable of the Borrower and its Subsidiaries to (ii) current liabilities of the Borrower and its Subsidiaries (including without limitation the Loans) at any one time to be less than .85 to 1.00; or

(3) permit the net income of the Borrower to be less than $1.00 in any fiscal quarter as calculated only for such fiscal quarter.

7(j) Subordinated Debt. Amend, modify or waive any material terms or conditions of the Subordinated Debt.

8. Events of Default. Upon the occurrence of any of the following events (an "Event Of Default"):

8(a) The Borrower shall fail to pay any principal on the Loans on the date when due or fail to pay within ten (10) days of the date when due any interest or other Obligation under the Loan Documents; or

8(b) Any representation or warranty made by the Borrower or any Guarantor in any Loan Documents or in connection with any Loan Documents shall be materially inaccurate or incomplete in any respect on or as of the date made; or

8(c) The Borrower shall fail to maintain its corporate existence or shall default in any material respect in the observance or performance of any covenant or agreement contained in Paragraph 7 above; or

8(d) The Borrower or any Guarantor shall fail to observe or perform in any material respect any other term or provision contained in the Loan Documents and such failure shall continue for thirty (30) days after the Lender notifies the Borrower thereof; or

8(e) The Borrower or any of its Subsidiaries shall default in any payment of principal of or interest on any Indebtedness (other than the Obligations) in an aggregate amount in excess of $100,000 or any other event shall occur the effect of such is to permit such Indebtedness to be declared or otherwise to become due prior to its stated maturity; or

8(f) (1) The Borrower or any of its Subsidiaries shall commence any case, proceeding or other action (i) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its assets, or the Borrower or any of its Subsidiaries shall make a general assignment for the benefit of its creditors; or (2) there shall be commenced against the Borrower or any of its Subsidiaries, any case, proceeding or other action of a nature referred to in clause (1) above which (i) results in the entry of an order for relief or any such adjudication or appointment, or (ii) remains undismissed, undischarged or unbonded for a period of thirty (30) days; or (3) there shall be commenced against the Borrower or any of its Subsidiaries, any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or substantially all of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, stayed, satisfied or bonded or appealed against pending appeal within thirty (30) days from the entry thereof; or (4) the Borrower or any of its Subsidiaries, shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in (other than in connection with a final settlement), any of the acts set forth in clause (1), (2) or (3) above; or (5) the Borrower or any of its Subsidiaries, shall generally not, or shall be unable to, or shall admit in writing its inability to pay its debts as they become due; or

8(g) One or more judgments or decrees for an aggregate amount in excess of $10,000,000 shall be entered against the Borrower or any of its Subsidiaries within any fiscal year of Borrower and all such judgments or decrees shall not have been vacated, discharged, stayed, satisfied or bonded pending appeal within thirty (30) days from the entry thereof or in any event later than five days prior to the date of any proposed sale thereunder; or

8(h) Except for planned closures during holiday or vacation periods or closures due to fire, earthquake, flood, government action, strike, lockout or other similar event, the Borrower or any Guarantor shall voluntarily suspend the transaction of business for more than five days in any calendar year; or

8(i) Any Guarantor shall fail to observe or comply with any term or condition of its Guarantee or shall attempt to rescind or revoke its Guarantee, with respect to future transactions or otherwise or any Guarantee shall cease to be in full force and effect; or

8(j) Lender shall fail to have an enforceable Lien (subject only to such prior Liens as Lender shall have consented to in writing) on the Collateral; or

8(k) Any financial or other information delivered by Borrower to Lender proves to be false or misleading in any material respect; or

8(l) The Borrower or any Subsidiary (1) shall fail, in any material respect, to comply with the terms of or to meet any of the milestones set forth in or established pursuant to that certain Consent Decree of Permanent Injunction entered May 6, 1998 (the "Consent Decree") in the case of United States of America v. Mentor Corporation, et al., Civil No. 3-98CV1005-G in the United States District Court for the Northern District of Texas, Dallas Division, or (2) shall have been determined by the Federal Food and Drug Administration (x) not to be in compliance with the Federal Food, Drug and Cosmetic Act ('FDC Act") or applicable regulations with respect to the manufacturing, processing, packing, holding or distributing of breast prostheses, or any provision of the Consent Decree or (y) to have failed to be brought into compliance with the FDC Act, applicable regulations, standard operating procedures or the Consent Decree, or (3) shall fail to cause Lender to receive within the time period for the remedy of a Material Violation set forth in any notice from a Governmental Authority referred to in Paragraph 6(f)(5) above (other than the Consent Decree), evidence satisfactory to Lender, in its sole discretion that such Material Violation has been remedied.

THEN:

(1) Automatically upon the occurrence of an Event Of Default under Paragraph 8(j) above; and

(2) At the option of Lender upon the occurrence of an Event Of Default under Paragraph 8(a) above,

Lender's obligation to make Loans or to issue Letters Of Credit shall terminate and the principal balance of outstanding Loans and interest accrued but unpaid thereon and the aggregate contingent obligation of the Borrower to reimburse Lender, or in the case of subparagraph (2) above Lender, for future L/C Drawings with respect to Outstanding Letters Of Credit shall become immediately due and payable, without demand upon or presentment to the Borrower, which are expressly waived by the Borrower, and Lender may immediately exercise all rights, powers and remedies available to them, or it, at law, in equity or otherwise. Any amounts paid by the Borrower to Lender hereunder on account of Outstanding Letters Of Credit shall be held by Lender as cash Collateral for the obligations of the Borrower with respect to L/C Drawings relating thereto, and the Borrower hereby grants to Lender a first perfected security interest in said cash and authorizes Lender to apply such cash on account of future L/C Drawings as such L/C Drawings become payable by the Borrower.

      Miscellaneous Provisions.

9(a) No Assignment. The Borrower may not assign its rights or obligations under this Agreement without the prior written consent of Lender. Subject to the foregoing, all provisions contained in this Agreement or any document or agreement referred to herein or relating hereto shall inure to the benefit of Lender, its successors and assigns, and shall be binding upon the Borrower, its successors and assigns.

9(b) Amend; No Waiver. This Agreement may not be amended or terms or provisions hereof waived unless such amendment or waiver is in writing and signed by Lender and the Borrower. It is expressly agreed and understood that the failure by Lender to elect to accelerate amounts outstanding hereunder and/or to terminate the obligation of Lender to make Loans hereunder shall not constitute an amendment or waiver of any term or provision of this Agreement. No delay or failure by Lender to exercise any right, power or remedy shall constitute a waiver thereof by Lender, and no single or partial exercise by Lender of any right, power or remedy shall preclude other or further exercise thereof or any exercise of any other rights, powers or remedies.

9(c) Cumulative Rights. The rights, powers and remedies of Lender hereunder are cumulative and in addition to all rights, power and remedies provided under any and all agreements between the Borrower and Lender relating hereto, at law, in equity or otherwise.

9(d) Entire Agreement. This Agreement and the documents and agreements referred to herein embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.

9(e) Survival. All representations, warranties, covenants and agreements herein contained on the part of the Borrower shall survive the termination of this Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

9(f) Notices. All notices, consents, requests and demands to or upon the respective parties hereto shall be:

          in writing and delivered in person or transmitted by overnight courier, telex, telecopy, facsimile, or certified or registered U.S. mail, postage prepaid, return receipt requested;
          shall be deemed to have been given or made (i) if delivered in person on a Business Day during normal business hours of the recipient, then on the date of receipt and, otherwise, on the next succeeding Business Day; (ii) if delivered by overnight courier service, on the Business Day next succeeding the day of sending; (iii) if delivered by telex, telecopy, or facsimile, during normal business hours of the recipient, then on the date sent and, otherwise, on the next succeeding Business Day; and (iv) if delivered by U.S. mail, on the third business day after deposit in a regular depository of the United States mail; and
          addressed as set forth on the signature pages hereof, or such other address as either party may designate by notice to the other in accordance with the terms of this Paragraph 9(f).

9(g) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

9(h) Consent to Jurisdiction. The parties hereto agree that any legal action or proceeding with respect to this Agreement or any other agreement executed in connection herewith or any action or proceeding to execute or otherwise enforce any judgement obtained against the Borrower for any of its property, may be brought in the courts of the State of California or in the courts of the United Sates for the Central District of California, and hereby irrevocably submit to the personal non-exclusive jurisdiction of such courts.

9(i) Counterparts. This Agreement and the other Loan Documents may be executed in any number of counterparts, all of which together shall constitute one agreement.

9(j) Accounting Terms. All accounting terms not otherwise defined herein are used with the meanings given such terms under GAAP.

9(k) Set Off. Lender may exercise their right of set-off against the Obligations to the same extent as if the Obligations were unsecured.

9(l) Costs and Expenses; Attorneys' Fees. In any judicial action between the Lender and the Borrower to enforce any of the provisions of the Loan Documents, whether or not such action or proceeding is prosecuted to final judgment and in addition to any other remedy, the non-prevailing party shall pay to the prevailing party all reasonable costs and expenses, including reasonable attorneys' fees and costs (including the allocated costs of internal counsel), incurred in connection therewith by the prevailing party.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

MENTOR CORPORATION, a

Minnesota corporation,

as the Borrower

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

MENTOR CORPORATION
5425 Hollister
Santa Barbara, CA 93111

SANWA BANK CALIFORNIA, as Lender

By: /s/KENT MUSTARI
Kent Mustari, Vice President

Sanwa Bank California
15165 Ventura Blvd.
Suite 445
Sherman Oaks, CA 91403

SCHEDULE OF EXHIBITS AND SCHEDULES TO THE ORIGINAL CREDIT AGREEMENT

EXHIBIT DOCUMENT

A Form of Revolving Note

B-1 Form of Security Agreement (Borrower)

B-2 Form of Security Agreement (Guarantor)

C Guaranty Agreement

D Contribution Agreement

E Form of Opinion of Counsel to Borrower and Each Guarantor

F Litigation Disclosure

G List of Subsidiaries

H Permitted Liens

I Form of Compliance Certificate

J Form of Loan Request

K Form of Inter-Company Note

SCHEDULE DOCUMENT

3(h)(2) Fee Structure for Letters of Credit

REAFFIRMATION OF GUARANTIES AND SECURITY DOCUMENTS

Each of the undersigned, in its capacity as a Guarantor, consents to the execution and performance by the Borrower of the foregoing Agreement, agrees and reaffirms that its Guarantee and each Security Document remains in full force and effect following the execution thereof, and acknowledges that all references in its Guarantee and Security Documents to the Original Credit Agreement shall be construed on and after the date that this Agreement becomes effective as references to this Agreement, as amended, modified or waived from time to time.

Executed as of October 30, 2000.

MENTOR TEXAS, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

MENTOR MINNESOTA, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

MENTOR MEDICAL, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

FIRST AMENDMENT

TO AMENDED AND RESTATED CREDIT AGREEMENT

THIS FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (the "Amendment") is made and dated as of the 2 day of February, 2001 by and between SANWA BANK CALIFORNIA ("Lender") and MENTOR CORPORATION (the "Borrower") and amends that certain Amended and Restated Credit Agreement dated as of October 25, 2000 (as amended, modified or waived from time to time, the "Agreement") between Lender and the Borrower.

RECITALS

A. The Borrower has asked Lender to make Loans (as such term and all other capitalized terms used herein and not otherwise defined are defined in the Agreement) to the Borrower denominated in European Currency Units and to modify certain provisions of the Agreement to permit the Borrower to acquire a Subsidiary in France.

B. Lender has agreed to do so on the terms and conditions contained in this Amendment.

NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereby agree that, upon the satisfaction of the conditions contained in Paragraph 2 below, the Agreement shall be amended as set forth below:

AGREEMENT

1. Amendments.

1(a) Amendments to Definitions. Paragraph 1 of the Agreement is amended to add, in correct alphabetical order, the definitions of "Applicable Eurolibor Rate," "Euro," "Eurolibor Business Day," "Eurolibor," "Eurolibor Loan," and "United States Dollar Equivalent" and to amend the definitions of "Interest Period" and "Note" to read as follows:

"'Applicable Eurolibor Rate' shall mean, with respect to any Interest Period for a Eurolibor Loan, the rate per annum (rounded upward, if necessary to the next higher l/100th of one percent (0.01%)) equal to (1) the Eurolibor Rate for such Interest Period plus (2) 1.75%.

"'Euro' shall mean the lawful currency of the member states of the European Union that adopt the single currency in accordance with the Treaty establishing the European Community, as amended by the Treaty on European Union.

"'Eurolibor Business Day' shall mean a Business Day upon which commercial banks in the European Union and Los Angeles, California are open for domestic and international business.

"'Eurolibor Rate' shall mean the British Bankers Association ('BBA") rate per annum for deposits in Euros for a period equal to the relevant Interest Period which appears on the relevant page of the Reuter Monitor Money Rates Service (or other service that Lender may, from time to time, use for such purpose in the ordinary course of business) as of 11:00 a.m., London time, on the date that is two Eurolibor Business Days preceeding the relevant date.

"'Eurolibor Loan' shall mean Loans hereunder at such time as they are made and/or being maintained at a rate of interest based on the Eurolibor Rate.

"'Interest Period' shall mean (i) with respect to any Fixed Loan, the period of 30, 60, 90, 120 or 180 days as agreed upon by Lender and the Borrower; (ii) with respect to any Eurodollar Loan, the period commencing on the date advanced and ending one, two, three or six months thereafter; and (iii) with respect to any Eurolibor Loan, the period commencing on the date advanced and ending one, two, three, six or twelve months thereafter, all as designated in the related Loan Request; provided, however, that (1) any Interest Period for Eurodollar Loans or Eurolibor Loans which would otherwise end on a day which is not a Eurodollar Business Day or Eurolibor Business Day, as the case may be, shall be extended to the next succeeding Eurodollar Business Day or Eurolibor Business Day unless, by such extension, it would fall in another calendar month, in which case such Interest Period shall end on the immediately preceding Eurodollar Business Day or Eurolibor Business Day, and (2) any Interest Period applicable to a Eurodollar Business Loan or Eurolibor Business Loan which begins on a day for which there is no numerically corresponding day in any calendar month during which such Interest Period is to end shall, subject to the provisions of clause (1) hereof, end on the last day of such calendar month. No Interest Period shall extend beyond the Maturity Date.

"'Note' shall mean the Amended and Restated Promissory Note delivered by the Borrower to Lender in the form attached to the Sixth Amendment to the Original Credit Agreement as Exhibit A, all references therein to the Original Credit Agreement being deemed to be references to this Agreement and all references therein to Dollars or "$" being deemed to include references to Euros.

"United States Dollar Equivalent' shall mean, in the case of Loans denominated in Euros, the United States Dollar equivalent thereof calculated by Lender based on the British Bankers Association ('BBA') spot rate for the purchase of Euros which appears on the relevant page of the Reuter Monitor Money Rates Service (or other service that Lender may, from time to time, use for such purpose in the ordinary course of business) as of 11:00 a.m., London time two Eurolibor Business Days prior to the date of calculation (or at such other time or on such other date as Lender may, from time to time, use for such purpose in the ordinary course of business). The United States Dollar Equivalent of Loans denominated in Euros for all purposes of this Agreement, unless otherwise expressly provided, shall equal the United States Dollar Equivalent thereof as of each date from time to time determined by Lender in its discretion and as of the date such Loan is made, partially repaid, converted to a different interest rate or currency or continued as a Eurolibor Loan. Unless otherwise specified, all amounts specified in this Agreement are stated in United States Dollars and, in the case of Loans denominated in Euros, the United States Dollar Equivalent thereof. On or after the occurrence of an Event of Default or if it becomes illegal or infeasible to maintain Euro denominated Loans, Lender may, in its discretion, convert Loans denominated in Euros into Loans denominated in United States Dollars and, thereafter, such Loans shall bear interest and be repayable as United States Dollar denominated Loans."

1(b) Amendment to Credit Facility Provisions to Add Eurolibor Loans. Paragraph 2(a) of the Agreement is amended to add the following new subparagraph (3) at the end thereof:

"'(3) Denomination of Loans. Loans shall be made in United States Dollars unless the Borrower shall request a Loan denominated in Euros pursuant to this Agreement. No Loan denominated in Euros shall be made if, immediately after making such Loan, 115% of the aggregate amount of Loans denominated in Euros outstanding plus all other Loans outstanding would exceed the Credit Limit. Loans denominated in Euros shall be disbursed and repaid to such accounts and locations as Lender the Borrower may from time to time agree or as otherwise specified in this Agreement. Lender shall have no obligation to make or permit Loans to be denominated in Euros if the Bank shall determine that it is unlawful or infeasiable for it to maintain such Loans as the result of any change in law, rule, regulation, guideline, order or interpretation thereof."

1(c) Amendment to Credit Provisions Relating to Eurolibor Loans. New Paragraphs 2(l) and 2(m) are added after Paragraph 2(k) and before Paragraph 3(a) to read as follows:

"2(l) Eurolibor Loan Provisions.

"(1) In addition to maintaining Loans as set forth in Paragraph 2(b) above, the Borrower may maintain Loans as Eurolibor Loans as set forth herein. The Borrower shall pay interest on Eurolibor Loans outstanding hereunder from the date disbursed to but not including the date of payment at a rate per annum equal to the Applicable Eurolibor Rate. Interest accruing on Eurolibor Loans shall be payable in arrears (1) in the case of Eurolibor Loans with Interest Periods longer than three months, on the last day of each three month period from the date advanced and (2) in the case of all Eurolibor Loans, on the last day of the Interest Period therefor.

"(2) If, at any time, Lender notifies the Borrower in writing that the aggregate amount of all outstanding Loans denominated in United States Dollars plus 115% of the United States Dollar Equivalent of the aggregate amount of Loans denominated in Euros exceeds the Credit Limit, then the Borrower shall, on demand, repay Loans (as selected by the Borrower) in an amount equal to such excess. Except as otherwise required by this Agreement, the Borrower may not prepay Eurolibor Loans prior to the last day of the Interest Period therefor.

"(3) In addition to electing to have Loans made, continued as, or converted from or to Reference Rate, Fixed Rate or Eurodollar Loans pursuant to Paragraph 2(f) above and Paragraph 3(b)(1) below, the Borrower may elect to have Loans made, continued as, or converted from or to Eurolibor Loans (in minimum denominations of $1,000,000 and whole multiples of $500,000 in excess thereof) by giving the same number of Eurolibor Business Days' notice as the Borrower is required to give with respect to Eurodollar Loans.

"(4) In the event that Lender shall have determined (which determinations shall be conclusive and binding upon the Borrower) that by reason of circumstances affecting the interbank Euro market adequate and reasonable means do not exist for ascertaining the Eurolibor Rate for any Interest Period, Lender shall forthwith give notice to the Borrower. If such notice is given: (1) no Loan may be funded as a Eurolibor Loan, (2) any Loan that was to have been or would be converted to a Eurolibor Loan shall, subject to the provisions hereof, be continued as a Reference Rate Loan, and (3) any outstanding Eurolibor Loans shall be converted, on the last day of the then current Interest Period with respect thereto, to a Reference Rate Loan.

"(5) Notwithstanding any other provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for Lender to make or maintain Eurolibor Loans as contemplated by this Agreement: (1) the commitment of Lender hereunder to make or to continue Eurolibor Loans or to convert Loans to Eurolibor Loans shall forthwith be cancelled and (2) Lender's Loans then outstanding as Eurolibor Loans, if any, shall be converted automatically to Reference Rate Loans or, at the request of the Borrower, Fixed Loans or Eurodollar Loans at the end of their respective Interest Periods or within such earlier period as required by law. In the event of a conversion of any such Loan prior to the end of its applicable Interest Period the Borrower hereby agrees promptly to pay Lender upon demand in writing setting forth in reasonable detail the calculation of the amount so demanded, the amounts required pursuant to Paragraph 2(k) below, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and and all other amounts payable hereunder.

"(6) In addition to all other payment obligations hereunder, in the event (1) any Loan which is outstanding as a Eurolibor Loan is prepaid prior to the last day of the applicable Interest Period, whether following a voluntary prepayment, a mandatory prepayment or otherwise, or (2) the Borrower shall fail to continue to make a conversion to a Eurolibor Loan after the Borrower has given notice thereof as provided in Paragraph 2(f) above, then the Borrower shall immediately pay to Lender an additional premium sum compensating Lender for actual losses and reasonable costs and expenses incurred by Lender in connection with such prepayment, including, without limitation, those incurred in connection with redeployment of funds all as set forth in a certificate from Lender setting forth in reasonable detail the nature and amount thereof.

"2(m) Foreign Exchange. If, in its sole discretion, Lender agrees to execute one or more foreign exchange, foreign currency option, or similar transactions (collectively, the 'FX Transactions') with the Borrower with an aggregate notional amount not to exceed $35,000,000, the obligations of the Borrower with respect thereto shall constitute 'Obligations' under this Agreement, and the agreements, schedules, supplements, confirmations and other documents and agreements evidencing or relating to such FX Transactions shall constitute 'Loan Documents' under this Agreement."

1(d) Amendment to Scope of Covenants. The words "Guarantor," "Guarantors" and "Guarantor's" in the introduction to Paragraphs 6 and 7, Paragraph 6(f)(4), 6(j), and 7(h)(1) are hereby deleted and replaced with the words "Significant Subsidiary," "Significant Subsidiaries," and "Significant Subsidiary's," respectively.

1(e) Amendment to Insurance Requirements. Paragraph 6(i) is amended to read as follows:

"6(i) Insurance. Obtain and maintain insurance with responsible companies in such amounts and against such risks as are usually carried by corporations engaged in similar businesses similarly situated and furnish Lender on request full information as to all such insurance and obtain loss-payee endorsements thereon in favor of Lender. Such insurance coverage shall include, without limitation, product liability insurance covering all product liability insurance covering all products either (1) with an insurance carrier rated by Best's Rating Service as 'A VIII' or better or, in the case of insurance coverage relating to risks outside of the United States, an equivalent rating from a service similar to Best's Rating Service or (2) with the prior written approval of Lender, which shall not be unreasonably withheld, through self-insurance or a captive insurance company. Lender recognizes that, as of the date of this Agreement, silicone breast implant products are self-insured by the Borrower."

1(f) Amendment to Permitted Liens. Paragraph 7(a)(6) is amended to read as follows:

"(6) Liens on (i) property of Mentor Medical Systems B.V. located in the Netherlands and (ii) property of Porges S.A. and its Subsidiaries securing Funded Debt in an aggregate amount not to exceed $10,000,000 in any fiscal year."

1(g) Amendment to Limitations on Acquisitions. Paragraph 7(d) is amended to renumber subparagraph (2) as subparagraph (3) and to insert a new subparagraph (2) immediately prior thereto to read as follows:

"(2) Investments made by the Borrower in connection with the acquisition of Porges S.A. in fiscal year 2001 in an aggregate amount not in excess of $35,000,000 and, in each fiscal year beginning in fiscal year 2001, in an aggregate amount not in excess of $5,000,000; and"

2. Conditions to Effectiveness of Amendment. As conditions precedent to the effectiveness of this Amendment, (1) the Borrower and Lender shall have duly executed and delivered this Amendment, (2) the Guarantors shall have duly acknowledged this Amendment, and (3) Lender shall have received such board resolutions, incumbency certificates and other additional documentation as it may request in connection herewith.

3. Representations and Warranties of the Borrower. As an inducement to Lender to enter into this Amendment, the Borrower represents and warrants to Lender that:

3(a) No Change. Since the date of the financial statements most recently delivered to Lender pursuant to the Agreement, there has been no material adverse change in the business, operations, assets or financial or other condition of the Borrower or the Borrower and the Guarantors taken as a whole or the Borrower and its consolidated Subsidiaries taken as a whole. Since such date, the Borrower has not entered into, incurred or assumed any long-term debt, mortgages, material leases or material oral or written commitments not disclosed to Lender prior to the date of this Amendment.

3(b) Corporate Existence; Compliance with Law. The Borrower and each Guarantor (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on it or its property and/or business or on the ability of the Borrower to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance in all material respects with all Requirements Of Law and Contractual Obligations.

3(c) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Amendment, as amended hereby, to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Amendment and the Loan Documents. This Amendment has been duly executed and delivered on behalf of the Borrower and each Guarantor and constitutes legal, valid and binding obligations of the Borrower and each Guarantor enforceable against the Borrower and each Guarantor in accordance with its terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

3(d) No Legal Bar. The execution, delivery and performance of this Amendment will not violate any Requirement Of Law or any Contractual Obligations of the Borrower or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor.

4. Miscellaneous Provisions.

4(a) Entire Agreement. This Amendment and the documents and agreements referred to herein embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.

4(b) Survival. All representations, warranties, covenants and agreements herein contained on the part of the Borrower shall survive the termination of this Amendment and the Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

4(c) Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

4(d) Counterparts. This Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.

4(e) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay to Lender, on demand, all reasonable out-of-pocket expenses (including fees and disbursements of counsel, including reasonable allocated cost of inside counsel) of Lender incident to the preparation, negotiation, and closing of this Amendment.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

MENTOR CORPORATION, a

Minnesota corporation,

as the Borrower

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

MENTOR CORPORATION
5425 Hollister
Santa Barbara, CA 93111

SANWA BANK CALIFORNIA, as Lender

By: /s/KENT MUSTARI
Kent Mustari, Vice President

Sanwa Bank California
15165 Ventura Blvd.
Suite 445
Sherman Oaks, CA 91403

REAFFIRMATION OF GUARANTIES AND SECURITY DOCUMENTS

Each of the undersigned, in its capacity as a Guarantor, consents to the execution and performance by the Borrower of the foregoing Amendment, agrees and reaffirms that its Guarantee and each Security Document remains in full force and effect following the execution thereof, and acknowledges that all references in its Guarantee and Security Documents to the Agreement shall be construed on and after the date that the Amendment becomes effective as references to the Agreement as amended by the foregoing Amendment and as further amended, modified or waived from time to time.

Executed as of February 2, 2001.

MENTOR TEXAS, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer

MENTOR MINNESOTA, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer

MENTOR MEDICAL, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer

SECOND AMENDMENT

TO AMENDED AND RESTATED CREDIT AGREEMENT

THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (the "Amendment") is made and dated as of the 14th day of February, 2001 by and between SANWA BANK CALIFORNIA ("Lender") and MENTOR CORPORATION (the "Borrower") and amends that certain Amended and Restated Credit Agreement dated as of October 25, 2000 (as amended by a First Amendment dated as of February 2, 2001 and as further amended, modified or waived from time to time, the "Agreement") between Lender and the Borrower.

RECITALS

A. The Borrower has asked Lender to increase the L/C Sublimit (as such term and all other capitalized terms used herein and not otherwise defined are defined in the Agreement), to agree to issue Letters Of Credit denominated in Euros and Yen and to reduce fees applicable to standby Letters Of Credit.

B. Lender has agreed to do so on the terms and conditions contained in this Amendment.

NOW, THEREFORE, in consideration of the above Recitals and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereby agree that, upon the satisfaction of the conditions contained in Paragraph 2 below, the Agreement shall be amended as set forth below:

AGREEMENT

1. Amendments.

1(a) Amendments to Definitions. In Paragraph 1 of the Agreement, the definition of "L/C Sublimit" and "United States Dollar Equivalent" are amended and a new definition of "Yen" is inserted in correct alphabetical order to read as follows:

"'L/C Sublimit' shall mean $8,000,000.

"United States Dollar Equivalent' shall mean (1) in the case of Obligations denominated in Euros, the United States Dollar equivalent thereof calculated by Lender based on the British Bankers Association ('BBA') spot rate for the purchase of Euros which appears on the relevant page of the Reuter Monitor Money Rates Service (or other service that Lender may, from time to time, use for such purpose in the ordinary course of business) as of 11:00 a.m., London time two Eurolibor Business Days prior to the date of calculation (or at such other time or on such other date as Lender may, from time to time, use for such purpose in the ordinary course of business) and (2) in the case of Obligations denominated in Yen, the United States Dollar equivalent thereof calculated by Lender based on the BBA spot rate for the purchase of Yen on the relevant page of the Reuter Monitor Money Rates Service (or other service that Lender may, from time to time, use for such purpose in the ordinary course of business) as of 11:00 a.m. Tokyo time two Tokyo Business Days (a day on which banks are open for business, quoting spot rates for Yen, and not authorized to close in Tokyo, Japan) prior to the date of calculation (or at such other time or on such other date as Lender may, from time to time, use for such purpose in the ordinary course of business). The United States Dollar Equivalent of Obligations shall be calculated as of the date on which the United States Dollar Equivalent thereof is to be determined in accordance with this Agreement. Unless otherwise specified, all amounts specified in this Agreement are stated in United States Dollars which, in the case of Obligations not denominated in United States Dollars, shall constitute a reference to the United States Dollar Equivalent thereof. On or after the occurrence of an Event of Default or if it becomes illegal or infeasible to maintain Euro denominated Loans or Letters of Credit denominated in Euros or Yen, Lender may, in its discretion, convert Obligations (other than Letters Of Credit) not denominated in United States Dollars into Obligations denominated in United States Dollars and, thereafter, such Obligations shall constitute United States Dollar denominated Obligations for all purposes of this Agreement.

"'Yen' means the lawful currency of Japan."

1(b) Amendment to Credit Facility Provisions Relating to Foreign Currencies. Paragraph 2(a) is amended to read as follows:

"2(a) Credit Limit.

"(1) Revolving Loans. On the terms and subject to the conditions set forth herein, Lender agrees that it shall from time to time to and including the Loan Maturity Date (as such term and capitalized terms not otherwise defined herein are defined in Paragraph 1 above) make revolving Loans (the 'Loans' or a 'Loan') to the Borrower denominated in United States Dollars or Euros in an aggregate amount not in excess of the amount specified in Paragraph 2(a)(3) below.

"(2) Letters of Credit. On the terms and subject to the conditions set forth herein, Lender agrees to issue for the account of the Borrower from time to time from the date hereof to and including the 30th day immediately preceding the Loan Maturity Date, its Letters Of Credit (a 'Letter Of Credit' and, collectively, the 'Letters Of Credit') denominated in United States Dollars, Euros or Yen in an aggregate amount not in excess of the amounts specified in this Paragraph 2(a)(2) and in Paragraph 2(a)(3) below. The aggregate face amount of Outstanding Letters of Credit denominated in United States Dollars plus 115% of the United States Dollar Equivalent of the aggregate face amount of Outstanding Letters of Credit denominated in Euros and Yen shall at no time exceed the L/C Sublimit. No commercial Letter Of Credit shall expire more than one year from the date of its issuance. No Letter Of Credit may have an expiration date later than thirty (30) days prior to the Loan Maturity Date. Letters of Credit may be commercial letters of credit or stand-by letters of credit.

"(3) Credit Limits and Denomination of Loans and Letters of Credit. Loans and Letters Of Credit shall be denominated in United States Dollars unless the Borrower requests a Loan or Letter Of Credit denominated in Euros or a Letter of Credit denominated in Yen pursuant to this Agreement. No Loan may be requested in Yen. No Loan or Letter Of Credit shall be made or issued if, immediately after making such Loan or issuance of such Letter Of Credit, 115% of the United States Dollar Equivalent of the aggregate principal amount of Loans and face amount of Outstanding Letters Of Credit not denominated in United States Dollars plus the principal amount of all other Loans and the face amount of all other Outstanding Letters Of Credit would exceed the Credit Limit. Loans and L/C Drawings not denominated in United States Dollars shall be disbursed or paid and repaid or reimbursed to such accounts and locations as Lender notifies the Borrower from time to time in writing. Lender shall have no obligation to make or permit Loans or Letters Of Credit to be denominated in a currency other than United States Dollars if the Bank shall determine that it is unlawful or infeasible for it to maintain any such Loans or Letters Of Credit as a result of any change in law, rule, regulation, guideline, order or interpretation thereof."

1(c) Amendment to Credit Facility Provisions Relating to Foreign Currencies. Paragraph 2(l) is amended to read as follows:

"2(l) Foreign Currency Provisions.

"(1) Loans denominated in United States Dollars shall bear interest and be maintained as described in Paragraph 2(b) above. Loans denominated in Euros shall bear interest as Eurolibor Loans as set forth in this Paragraph 2(l). The Borrower shall pay interest on Eurolibor Loans outstanding hereunder from the date disbursed to but not including the date of payment at a rate per annum equal to the Applicable Eurolibor Rate. Interest accruing on Eurolibor Loans shall be payable in arrears (1) in the case of Eurolibor Loans with Interest Periods longer than three months, on the last day of each three month period from the date advanced and (2) in the case of all Eurolibor Loans, on the last day of the Interest Period therefor.

"(2) If, at any time, Lender notifies the Borrower in writing that the aggregate amount of all outstanding Loans and the face amount of Outstanding Letters of Credit denominated in United States Dollars plus 115% of the United States Dollar Equivalent of the aggregate amount of Loans and the face amount of Outstanding Letters of Credit not denominated in United States Dollars exceeds the Credit Limit (such excess amount being the 'Credit Limit Overage'), then the Borrower shall, on demand, repay Loans (as selected by the Borrower) and, if outstanding Loans are not at least equal to the Credit Limit Overage, deliver to Lender United States Dollar denominated cash collateral (in which the Borrower hereby grants to Lender a first priority perfected security interest) for Outstanding Letters of Credit in an aggregate amount not less than the Credit Limit Overage. If, at any time, Lender notifies the Borrower in writing that the face amount of Outstanding Letters of Credit denominated in United States Dollars plus 115% of the United States Dollar Equivalent of the aggregate amount of Outstanding Letters of Credit not denominated in United States Dollars exceeds the L/C Sublimit (such excess being the 'L/C Sublimit Overage'), then the Borrower shall, on demand, deliver to Lender United States Dollar denominated cash collateral (in which the Borrower hereby grants to Lender a first priority perfected security interest) for Outstanding Letters of Credit in an aggregate amount not less than the L/C Sublimit Overage. In the event of a prepayment of any such Eurolibor Loan pursuant to this paragraph prior to the end of its applicable Interest Period, the Borrower hereby agrees promptly to pay Lender upon demand in writing setting forth in reasonable detail the calculation of the amount so demanded, the amounts required pursuant to Paragraph 2(l)(6) below. Except as may be required by this Agreement, the Borrower may not prepay Eurolibor Loans prior to the last day of the Interest Period therefor.

"(3) In addition to electing to have Loans made, continued as, or converted from or to Reference Rate, Fixed Rate or Eurodollar Loans pursuant to Paragraph 2(f) above and Paragraph 3(b)(1) below, the Borrower may elect to have Loans made, continued as, or converted from or to Eurolibor Loans (in minimum denominations of $1,000,000 and whole multiples of $500,000 in excess thereof) by giving the same number of Eurolibor Business Days' notice as the Borrower is required to give with respect to Eurodollar Loans.

"(4) In the event that Lender shall have determined (which determinations shall be conclusive and binding upon the Borrower) that by reason of circumstances affecting the interbank Euro market adequate and reasonable means do not exist for ascertaining the Eurolibor Rate for any Interest Period, Lender shall forthwith give notice to the Borrower. If such notice is given: (1) no Loan may be funded as a Eurolibor Loan, (2) any Loan that was to have been or would be converted to a Eurolibor Loan shall, subject to the provisions hereof, be continued as a Reference Rate Loan, and (3) any outstanding Eurolibor Loans shall be converted, on the last day of the then current Interest Period with respect thereto, to a Reference Rate Loan.

"(5) Notwithstanding any other provisions herein, if any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof, shall make it unlawful for Lender to make or maintain Eurolibor Loans or Letters Of Credit denominated in Euros or Yen as contemplated by this Agreement: (1) the commitment of Lender hereunder to make or to continue Eurolibor Loans or to convert Loans to Eurolibor Loans or to issue Letters Of Credit denominated in Euros or Yen, as the case may be, shall forthwith be cancelled, (2) in the case of such an illegality applying to Loans, Lender's Loans then outstanding as Eurolibor Loans, if any, shall be converted automatically to Reference Rate Loans or, at the request of the Borrower, Fixed Loans or Eurodollar Loans at the end of their respective Interest Periods or within such earlier period as required by law, and (3) in the case of such an illegality applying to Letters Of Credit not denominated in United States Dollars, the Borrower shall on demand deliver United States Dollar denominated cash collateral to Lender (and hereby grants to Lender a first priority perfected security therein) in an amount equal to 115% of the face amount of such Outstanding Letters Of Credit. In the event of a conversion of any such Eurolibor Loan prior to the end of its applicable Interest Period, the Borrower hereby agrees promptly to pay Lender upon demand in writing setting forth in reasonable detail the calculation of the amount so demanded, the amounts required pursuant to Paragraph 2(l)(6) below, it being agreed and understood that such conversion shall constitute a prepayment for all purposes hereof. The provisions hereof shall survive the termination of this Agreement and payment of the outstanding Loans and all other amounts payable hereunder.

"(6) In addition to all other payment obligations hereunder, in the event (1) any Loan which is outstanding as a Eurolibor Loan is prepaid prior to the last day of the applicable Interest Period, whether following a voluntary prepayment, a mandatory prepayment or otherwise, or (2) the Borrower shall fail to continue to make a conversion to a Eurolibor Loan after the Borrower has given notice thereof as provided in Paragraph 2(f) above, then the Borrower shall immediately pay to Lender an additional premium sum compensating Lender for actual losses and reasonable costs and expenses incurred by Lender in connection with such prepayment, including, without limitation, those incurred in connection with redeployment of funds all as set forth in a certificate from Lender setting forth in reasonable detail the nature and amount thereof."

1(d) Fees. Paragraph 3(h)(2) is amended to read as follows:

"(2) Letter Of Credit Fees. On or prior to the issuance of each commercial Letter Of Credit, the Borrower shall pay to Lender a Letter Of Credit fee equal to such amount as may be required by Lender in accordance with its standard fee structure for such Letters Of Credit. The Borrower shall pay to Lender on or prior to the date of issuance of each standby Letter of Credit and, so long as such Letter of Credit is outstanding, on the first day of each January, April, July and October (each a 'Quarterly Date') a non-refundable commission calculated at the per annum rate of 0.75% on the face amount of such Letter Of Credit for the period from and including the date of payment through, but not including, the following Quarterly Date. Such commission payable on a standby letter of credit shall be calculated for the full period described in the preceding sentence regardless whether such Letter of Credit shall terminate (whether in accordance with its terms or otherwise) prior to the end of the period for which the commission is calculated."

1(e) Remedies. The last paragraph in Paragraph 8 is amended to read as follows:

"THEN, automatically upon the occurrence an Event of Default under Paragraph 8(f) above and at the option of Lender upon the occurrence in any other Event of Default,

"(1) Lender's obligation to make Loans or to issue Letters of Credit shall terminate;

"(2) The principal balance of outstanding Loans, interest accrued but unpaid thereon, the aggregate contingent obligation of the Borrower to reimburse Lender for future L/C Drawings, and all other Obligations under this Agreement shall become immediately due and payable, without demand upon or presentment to the Borrower, which are expressly waived by the Borrower;

"(3) The Borrower shall pay to Lender United States Dollar denominated cash (to be held as cash collateral and in which the Borrower hereby grants to Lender a first priority perfected security interest) in an amount equal to the face amount of Outstanding Letters of Credit denominated in United States Dollars and 115% of the United States Dollar Equivalent of the face amount of Outstanding Letters Of Credit not denominated in United States Dollars; and

"(4) Lender may immediately exercise all rights, powers and remedies available to them, or it, at law, in equity or otherwise."

2. Conditions to Effectiveness of Amendment. As conditions precedent to the effectiveness of this Amendment, (1) the Borrower and Lender shall have duly executed and delivered this Amendment, (2) the Guarantors shall have duly acknowledged this Amendment, and (3) Lender shall have received such board resolutions, incumbency certificates and other additional documentation as it may request in connection herewith.

3. Representations and Warranties of the Borrower. As an inducement to Lender to enter into this Amendment, the Borrower represents and warrants to Lender that:

3(a) No Change. Since the date of the financial statements most recently delivered to Lender pursuant to the Agreement, there has been no material adverse change in the business, operations, assets or financial or other condition of the Borrower or the Borrower and the Guarantors taken as a whole or the Borrower and its consolidated Subsidiaries taken as a whole. Since such date, the Borrower has not entered into, incurred or assumed any long-term debt, mortgages, material leases or material oral or written commitments not disclosed to Lender prior to the date of this Amendment.

3(b) Corporate Existence; Compliance with Law. The Borrower and each Guarantor (1) is duly organized, validly existing and in good standing as a corporation under the laws of the state of its incorporation and is qualified to do business in each jurisdiction where its ownership of property or conduct of business requires such qualification and where failure to qualify would have a material adverse effect on it or its property and/or business or on the ability of the Borrower to pay or perform the Obligations, (2) has the corporate power and authority and the legal right to own and operate its property and to conduct business in the manner in which it does and proposes so to do, and (3) is in compliance in all material respects with all Requirements Of Law and Contractual Obligations.

3(c) Corporate Power; Authorization; Enforceable Obligations. The Borrower and each Guarantor has the corporate power and authority and the legal right to execute, deliver and perform this Amendment, as amended hereby, to which it is a party and has taken all necessary corporate action to authorize the execution, delivery and performance of this Amendment and the Loan Documents. This Amendment has been duly executed and delivered on behalf of the Borrower and each Guarantor and constitutes legal, valid and binding obligations of the Borrower and each Guarantor enforceable against the Borrower and each Guarantor in accordance with its terms, subject to the effect of applicable bankruptcy and other similar laws affecting the rights of creditors generally and the effect of equitable principles whether applied in an action at law or a suit in equity.

3(d) No Legal Bar. The execution, delivery and performance of this Amendment will not violate any Requirement Of Law or any Contractual Obligations of the Borrower or create or result in the creation of any Lien on any assets of the Borrower or any Guarantor.

4. Miscellaneous Provisions.

4(a) Entire Agreement. This Amendment and the documents and agreements referred to herein embody the entire agreement and understanding between the parties hereto and supersede all prior agreements and understandings relating to the subject matter hereof and thereof.

4(b) Survival. All representations, warranties, covenants and agreements herein contained on the part of the Borrower shall survive the termination of this Amendment and the Agreement and shall be effective until the Obligations are paid and performed in full or longer as expressly provided herein.

4(c) Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of California, without giving effect to choice of law rules.

4(d) Counterparts. This Amendment may be executed in any number of counterparts, all of which together shall constitute one agreement.

4(e) Expenses. In accordance with Paragraph 6(g) of the Agreement, the Borrower agrees to pay to Lender, on demand, all reasonable out-of-pocket expenses (including fees and disbursements of counsel, including reasonable allocated cost of inside counsel) of Lender incident to the preparation, negotiation, and closing of this Amendment.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.

MENTOR CORPORATION, a

Minnesota corporation,

as the Borrower

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Senior Vice President and Chief Financial Officer

MENTOR CORPORATION
5425 Hollister
Santa Barbara, CA 93111

SANWA BANK CALIFORNIA, as Lender

By: /s/KENT MUSTARI
Kent Mustari, Vice President

Sanwa Bank California
15165 Ventura Blvd.
Suite 445
Sherman Oaks, CA 91403

REAFFIRMATION OF GUARANTIES AND SECURITY DOCUMENTS

Each of the undersigned, in its capacity as a Guarantor, consents to the execution and performance by the Borrower of the foregoing Amendment, agrees and reaffirms that its Guarantee and each Security Document remains in full force and effect following the execution thereof, and acknowledges that all references in its Guarantee and Security Documents to the Agreement shall be construed on and after the date that the Amendment becomes effective as references to the Agreement as amended by the foregoing Amendment and as further amended, modified or waived from time to time.

Executed as of February 14, 2001.

MENTOR TEXAS, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer

MENTOR MINNESOTA, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer

MENTOR MEDICAL, INC., a Delaware corporation

By: /s/CHRISTOPHER J. CONWAY

Christopher J. Conway, Chairman and Chief Executive Officer

By: /s/ADEL MICHAEL

Adel Michael, Chief Financial Officer