Form 10-Q
period 2001-06-30
MENTOR CORP /MN/
filed 2001-08-14
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

{x} Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

{} Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period June 30, 2001
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

Yes ☒                       No ☐

The number of shares outstanding for each of the Issuer's classes of common stock as of August 13, 2001 was:

Common stock, $.10 par value 24,040,287 shares

Mentor Corporation

INDEX
Part I. Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets June 30, 2001 and March 31, 2001
Consolidated Statements of Income - Three Months Ended June 30, 2001 and 2000
Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements- June 30, 2001
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
Signatures
List of Exhibits
None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
June 30, 2001 and March 31, 2001
(Unaudited)
	June 30,	March 31,
(dollars in thousands)	2001	2001
Assets
Current assets:
Cash and cash equivalents	$ 70,925	$ 63,854
Marketable securities	526	584
Accounts receivable, net	55,157	57,427
Inventories	45,322	46,721
Deferred income taxes	10,126	10,116
Prepaid expenses and other	9,786	9,331
Total current assets	191,842	188,033

Property and equipment, net	49,419	51,149
Intangibles, net	36,700	37,773
Goodwill, net	6,398	6,547
Long-term marketable securities and investments	6,432	5,704
Other assets	1,488	1,631
	$ 292,279	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
June 30, 2001 and March 31, 2001
(Unaudited)
(dollars in thousands)
Liabilities and shareholders' equity	June 30,	March 31,
Current liabilities:	2001	2001
Accounts payable	$ 16,718	$ 14,731
Warranty and related reserves	13,250	12,062
Accrued compensation	10,852	11,062
Sales returns	4,910	4,913
Current portion of South Bay Medical purchase price	3,675	3,675
Income taxes payable	2,566	2,992
Short-term bank borrowings	2,278	16,624
Accrued royalties	920	1,150
Dividends payable	719	710
Other	8,507	7,653
Total current liabilities	64,395	75,572

Deferred income taxes	8,237	8,268
Long-term accrued liabilities	10,539	10,691

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 50,000,000 shares; Issued and outstanding--
23,975,759 shares at June 30, 2001;
23,671,770 shares at March 31, 2001;	2,397	2,367
Capital in excess of par value	13,042	7,625
Foreign currency translation adjustments	(7,605)	(4,911)
Net unrealized gains on securities	1,108	629
Retained earnings	200,166	190,596
	209,108	196,306
	$ 292,279	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Consolidated Statements of Income
Three Months Ended June 30, 2001 and 2000
(Unaudited)
	Three Months Ended
	June 30,
(in thousands, except per share data)	2001	2000
Net sales	$ 81,144	$ 67,535
Costs and expenses:
Cost of sales	32,731	25,701
Selling, general, and administrative	28,042	26,440
Research and development	6,072	4,272
	66,845	56,413

Operating income	14,299	11,122
Interest expense	(309)	(65)
Interest income	602	1,129
Other (expense) income	500	176
Income before income taxes	15,092	12,362
Income taxes	4,802	4,029
Net income	$ 10,290	$ 8,333

Basic earnings per share	$ 0.43	$ 0.35
Diluted earnings per share	$ 0.42	$ 0.34

See notes to consolidated financial statements

Mentor Corporation
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2001 and 2000
(Unaudited)
(in thousands)	2001	2000
Cash From Operating Activities:
Net cash provided by operating activities	$ 20,380	7,269

Cash From Investing Activities:
Purchases of property, equipment and intangibles	(2,504)	(836)
Purchases and sales of marketable securities	63	(4,877)
Other, net	6	76
Net cash used for investing activities	(2,435)	(5,637)

Cash From Financing Activities:

Proceeds from exercise of stock options	4,040	641
Dividends paid	(710)	(605)
Borrowings under line of credit agreement	65	6,000
Repayments under line of credit agreement	(14,114)	(6,000)
Repurchase of common stock	-	(7,421)
Net cash used for financing activities	(10,719)	(7,385)

Effect of currency exchange rate changes on cash and cash equivalents	(155)	-

Increase in cash and cash equivalents	7,226	(5,753)
Cash and cash equivalents at beginning of period	63,854	24,313
Cash and cash equivalents at end of period	$ 70,925	$ 18,560

See notes to consolidated financial statements

Mentor Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2001

Note A - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three-months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

Note B - Inventories

Inventories at June 30, 2001 and March 31, 2001 consisted of:
(in thousands)	June 30,	March 31,
Raw materials	$ 8,156	$ 7,212
Work in process	8,539	9,564
Finished goods	28,627	29,945
	$ 45,322	$ 46,721

Note C - Long-Term Marketable Securities

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

The Company's long-term marketable securities and investments includes the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI), and shares of Paradigm Medical Industries, Inc. (Paradigm). Intracel Corporation is developing a new potential treatment for bladder cancer. The Intracel Corporation investment is valued and recorded at $3 million (cost of $6 million), as quoted market prices are not available. During the year ended March 31, 2000, the Company recorded a $3 million write down as a charge to other income related to its investment in Intracel Corporation. The equity interests in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and in Paradigm are recorded at an aggregate fair market value of $3,432,000, (cost of $1,737,000) and $2,704,000 (cost of $1,737,000) based upon quoted stock market prices at June 30, 2001 and March 31, 2000, respectively. The unrealized gain of $1,108,000 and $629,000, net of taxes of $596,000 and $338,000, at June 30, 2001 and March 31, 2001, respectively, is reported as a separate component of shareholders' equity.

Note D - Comprehensive Income

The components of comprehensive income are listed below:
	Three Months Ended June 30,
(in thousands)	2001	2000

Net income	$ 10,290	$ 8,333
Foreign currency translation adjustment	(2,694)	(496)
Unrealized gains (losses) on investment activities	479	(2,114)
Comprehensive income	$ 8,075	$ 5,723

Note E - Business Segment Information

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

Selected financial information for the Company's reportable segments for the quarter ended June 30, 2001 and 2000 follows:
	Three Months Ended June 30,
(in thousands)	2001	2000
Revenues
Aesthetic and General Surgery	$ 42,938	$ 41,476
Surgical Urology	23,647	13,997
Clinical and Consumer Healthcare	14,559	12,062
Total Consolidated Revenues	$ 81,144	$ 67,535

	Three Months Ended June 30,
(in thousands)	2001	2000
Operating income
Aesthetic and General Surgery	$ 12,776	$ 10,533
Surgical Urology	1,003	1,702
Clinical and Consumer Healthcare	2,546	2,465
Total Reportable Segments	16,325	14,700
Corporate operating expenses	(2,026)	(3,578)
Interest expense	(309)	(65)
Interest income	602	1,129
Other income (loss)	500	176
Income before income taxes	$ 15,092	$ 12,362

(in thousands)	June 30, 2001	March 31, 2001
Identifiable assets
Aesthetic and General Surgery	$ 84,439	$ 84,363
Surgical Urology	78,715	82,152
Clinical and Consumer Healthcare	40,322	41,302
Total reportable segments	203,476	207,817
Corporate and other	88,803	83,020
Consolidated assets	$ 292,279	$ 290,837

Note F - Earnings Per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:
	Three Months Ended June 30,
	2001	2000
Average outstanding shares: Basic	23,769	23,933
Shares issuable through options	758	658
Average common shares outstanding: Diluted	24,527	24,591

Certain employee stock options have been excluded from the computation of diluted earnings per share because their effective would be anti-dilutive.

Note G - Interim Reporting

The Company's three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month. The fiscal year end remains March 31. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates for each quarter end are shown below:
	Fiscal 2002	Fiscal 2001
First Quarter	June 29, 2001	June 30, 2000
Second Quarter	September 28, 2001	September 29, 2000
Third Quarter	December 28, 2001	December 29, 2000

Note H - Effects of Recent Accounting Pronouncements

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fee and Costs," which addresses the classification of outbound shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal year 2001 resulting in a reclassification of outgoing freight revenue from a deduction from cost of sales to an increase in revenue. In accordance with the guidance, sales and cost of goods sold for all prior periods presented have been reclassified. As a result of the reclassification, for the three months ended June 30, 2000 sales and cost of sales increased by $567,000 to $60,144,000 and $21,520,000 respectively. These reclassifications had no effect on reported gross profit or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." Subsequently, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of SFAS 133 for one year. The Company adopted SFAS 133 and SFAS 137 in the first quarter of fiscal year 2002. SFAS 133 requires the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Due to the Company's limited use of derivatives and hedging, the adoption of this standard did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the quarter ending June 30, 2002. The Company will perform the first of the impairment tests of goodwill as of April 1, 2002 and has not yet determined what effect the outcome of these tests will have on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion contain certain forward-looking statements that involve risk and uncertainty. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competition, changes in product demand, changes in market acceptance, new product development, obtaining FDA approval of new and existing products, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in this Form 10-Q or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation", "Legal Proceedings", and "Factors that May Effect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The Company assumes no obligation to update forward-looking statements as circumstances change.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended June 30, 2001 increased 20% to $81.1 million compared to $67.5 million for the same quarter of the prior year.

Aesthetic surgery sales totaled $42.9 million for the quarter, compared to $41.5 million in the first quarter of the prior year, an increase of 4%. Breast implant sales increased 7% over the prior year but were offset by weakness in Body Contouring (liposuction) and other products. Within breast implant sales, Reconstructive products sales increased 51% over the same period in the prior year, and were offset by an 8% decrease in sales of implants for the larger Augmentation market.

Sales of surgical urology products totaled $23.6 million for the quarter, an increase of 69% over the $14.0 million reported for the same quarter in the prior year. Sales of our Suspend® sling implant for incontinence increased 20% compared to the same quarter in prior year. Brachytherapy product sales increased by 2%, and penile implant sales increased by 6% from same quarter in prior year. The Porges' product lines acquired in the fourth quarter of fiscal 2001 added substantial volume to this segment and represents the majority of the sales increase.

The clinical and consumer healthcare product line, consisting of urological catheters and other disposables, sales totaled $14.6 million, an increase of 21% compared to first quarter last year. The majority of the increase in sales over the prior year was attributable to the Porges product lines for home care acquired in the fourth quarter of fiscal 2001.

	Sales by Principal Product Line
	For the Three Months Ended June 30,
	2001	2000	Percent Change
Aesthetic & General Surgery Products	$ 42,938	$ 41,476	3.5%
Surgical Urology Products	23,647	13,997	68.9%
Clinical & Consumer Healthcare Products	14,559	12,062	20.7%
	$ 81,144	$ 67,535	20.2%

Cost of Sales

Cost of sales as a percent of net sales for the quarter ended June 30, 2001 was 40.3% compared to 38.1% for the same period a year ago. The increase was primarily attributable to a shift in the Company's product mix as a result of the acquisition of Porges product lines in the fourth quarter of fiscal 2001. Porges products have a gross margin of approximately 40% and accordingly have a dilutive effect on the overall margin, which has historically been in excess of 60%. In addition, an increased percentage of total sales are represented by two other products (brachytherapy seeds and the Suspend® Sling), which are distributed by the Company under alliance agreements. These alliance products generate gross margins of approximately 50%, which is lower than the margin generated by products that are both manufactured and distributed by the Company. In addition, gross margins were negatively impacted by the strength of the dollar in our European markets during the recent quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 34.6% of sales in the quarter compared to 39.2% in the comparable period in the previous year. The decrease as a percentage of net sales reflects cost savings from the Company's restructuring of corporate staff during the second and third quarters of fiscal 2001 and the recent acquisition of Porges which has lower rates of selling, general and administrative expenses.

During fiscal 2001, the Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. This program resulted in a restructuring charge, primarily severance pay, of $2.4 million, which was recorded in the second and third quarters as fiscal 2001.

Research and Development

Research and development expenses as a percent of net sales for the quarter ended June 30, 2001 were 7.5% compared to 6.3% for the same period a year ago. The increase is development costs related to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development. In May 2000, the Company received FDA approval for saline-filled breast implants and in July 2000, received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts shifts towards product enhancements and new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its ultrasonic liposuction equipment, gel-filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense was $309 thousand in the quarter compared to $65 thousand in the same quarter of the previous year. During the quarter ended June 30, 2000 the Company borrowed and repaid $6 million to temporarily fund its stock repurchase program. In May 2001, the Company repaid the $14 million borrowed in February 2001 to temporarily fund its acquisition of Porges S.A. This borrowing along with balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries accounted for the increase in interest expense over the prior year.

Interest income for the three months ended June 30, 2001 decreased to $602 thousand from $1,129 thousand. The decrease is due to lower cash and marketable security balances, lower prevailing interest rates on short term investments, and a shift in the Company's investment strategy from taxable commercial paper which has a higher pretax yield to tax free municipal bonds and similar investment vehicles which currently have a higher after-tax yield.

Other income and expense primarily includes gains or losses on sales of marketable securities, and foreign currency gains or losses related to the Company's foreign operations. The Company did not have any sales of marketable securities during the quarter ended June 30, 2001.

Income Taxes

The effective rate of corporate income taxes for the quarter is approximately 31.8%, as compared to 32.6% in the same period a year ago. The decrease in the effective tax rate from prior year is a result of a higher proportion of income from foreign operations with lower tax rates and tax exempt interest income.

Net Income

Net income increased 23% from $8.3 million reported in the previous year to $10.3 million for the three months ended June 30, 2001. Diluted earnings per share increased 24% to $0.42 for the period compared to $0.34 for the comparable period last year. Although the increase in diluted earnings per share is consistent with the increase in sales, much of the improvements in operating results is attributable to reduced spending in selling, general and administrative expenses, offset by increases in cost of goods sold, research and development, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's working capital was $127 million compared to $112 million at March 31, 2001. During the quarter ended June 30, 2001, the Company's liquidity needs have been satisfied principally by cash flow from operations.

The Company generated $20 million of cash from operations during the three months ended June 30, 2001, compared to $7 million the previous year.

During the quarter ended June 30, 2001, the Company spent $3 million on purchases of manufacturing equipment and information technology. The Company anticipates investing approximately $24 million in a facility acquisition, facility upgrades, production equipment and information technology systems in fiscal 2002.

The Company has available to it $25 million under a secured line of credit. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. In February 2001, the Company borrowed $14.1 million (15 million Euro) to fund the acquisition of Porges S.A. The amount was repaid in May 2001. In addition, there are several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $3.7 million. At June 30, 2001, $2.3 was outstanding under these foreign lines of credit.

Since 1995, the Company has paid a quarterly cash dividend of $.025 per share. On February 13, 2001, the Board of Directors approved an increase in the quarterly cash dividend to $.03 per share, an increase of 20%. At the indicated rate of $.12 per year, the aggregate annual dividend would equal approximately $2.9 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the issuance of stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. The Company intends to continue the share repurchase program in fiscal 2002 and at June 30, 2001 2.3 million shares remain authorized for repurchase.

The Company's principal source of liquidity at June 30, 2001 consisted of $71 million in cash, cash equivalents and short- term marketable securities plus $26 million available under the existing lines of credit. The Company believes that funds generated from operations, its cash, cash equivalents, marketable securities and funds available under its line of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material changes in the Company's exposure to market risk as reported in Item 7A in the annual report on Form 10-K for the fiscal year ended March 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In regards to the litigation reported in Item 3 of the annual report on Form 10-K for the fiscal year ended March 31, 2001, there have been no material changes.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

No event constituting a material default has occurred respecting any senior security of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders

None

tem 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION
(Registrant)
Date:	August 14, 2001	By:	/s/CHRISTOPHER CONWAY Christopher J. Conway President and Chief Executive Officer
Date:	August 14, 2001	By:	/s/ADEL MICHAEL Adel Michael Senior Vice President Chief Financial Officer