Form 10-Q
period 2001-09-30
MENTOR CORP /MN/
filed 2001-11-14
CIK 64892

3:

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

{x} Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

{} Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period September 30, 2001

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

Yes      No

The number of shares outstanding for each of the Issuer's classes of common stock as of November 13, 2001 was:

Common Shares, $.10 par value 23,359,115 shares

Mentor Corporation

INDEX

 38:
Part I. Financial Information
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets September 30, 2001 and March 31, 2001
Consolidated Statements of Income - Three Months Ended September 30, 2001 and 2000
Consolidated Statements of Income - Six Months Ended September 30, 2001 and 2000
Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements- September 30, 2001
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
Signatures
List of Exhibits
None

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	March 31,
(dollars in thousands)	2001	2001
Assets
Current assets:
Cash and cash equivalents	$ 63,741	$ 63,854
Marketable securities	851	584
Accounts receivable, net	55,245	57,427
Inventories	47,120	46,721
Deferred income taxes	10,167	10,116
Prepaid expenses and other	11,716	9,331
Total current assets	188,840	188,033

Property and equipment, net	51,991	51,149
Intangibles, net	36,127	37,773
Goodwill, net	6,484	6,547
Long-term marketable securities and investments	5,678	5,704
Other assets	1,592	1,631
	$ 290,712	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)
Liabilities and shareholders' equity	September 30,	March 31,
Current liabilities:	2001	2001
Accounts payable	$ 16,733	$ 14,731
Warranty and related reserves	14,239	12,062
Accrued compensation	12,430	11,062
Sales returns	4,911	4,913
Current portion of South Bay Medical purchase price	3,675	3,675
Income taxes payable	-	2,992
Short-term bank borrowings	3,861	16,624
Accrued royalties	742	1,150
Dividends payable	723	710
Other accrued liabilities	7,349	7,653
Total current liabilities	64,663	75,572

Deferred income taxes	8,448	8,268
Long-term accrued liabilities	10,836	10,691

Commitments and contingencies

Shareholders' equity:
Common Shares, $.10 par value:
Authorized - 50,000,000 shares; Issued and outstanding--
23,505,773 shares at September 30, 2001;
23,671,770 shares at March 31, 2001;	2,351	2,367
Capital in excess of par value	102	7,625
Foreign currency translation adjustments	(4,238)	(4,911)
Net unrealized gains on securities	616	629
Retained earnings	207,934	190,596
	206,765	196,306
	$ 290,712	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	September 30,
(in thousands, except per share data)	2001	2000
Net sales	$ 74,347	$ 61,038
Costs and expenses:
Cost of sales	31,618	23,946
Selling, general, and administrative	25,703	23,886
Research and development	5,170	4,914
Restructuring charge	-	1,050
	62,491	53,796

Operating income	11,856	7,242
Interest expense	(198)	(21)
Interest income	699	1,109
Other income, net	96	657
Income before income taxes	12,453	8,987
Income taxes	3,964	2,964
Net income	$ 8,489	$ 6,023

Basic earnings per share	$ 0.35	$ 0.25
Diluted earnings per share	$ 0.34	$ 0.25

See notes to consolidated financial statements

Mentor Corporation
Consolidated Statements of Income
(Unaudited)
	Six Months Ended
	September 30,
(in thousands, except per share data)	2001	2000
Net sales	$ 155,491	$ 128,573
Costs and expenses:
Cost of sales	64,349	49,647
Selling, general, and administrative	53,745	50,326
Research and development	11,242	9,186
Restructuring charge	-	1,050
	129,336	110,209

Operating income	26,155	18,364
Interest expense	(507)	(86)
Interest income	1,301	2,238
Other income, net	596	833
Income before income taxes	27,545	21,349
Income taxes	8,766	6,993
Net income	$ 18,779	$ 14,356

Basic earnings per share	$ 0.79	$ 0.60
Diluted earnings per share	$ 0.76	$ 0.59

See notes to consolidated financial statements

Mentor Corporation
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30, 2001 and 2000
(Unaudited)
(in thousands)	2001	2000
Cash From Operating Activities:
Net cash provided by operating activities	$ 30,455	$ 12,544

Cash From Investing Activities:
Purchases of property, equipment and intangibles	(6,584)	(3,060)
Purchases and sales of marketable securities	(222)	7,500
Other, net	18	149
Net cash used for investing activities	(6,788)	(4,589)

Cash From Financing Activities:
Proceeds from exercise of stock options	5,425	937
Dividends paid	(1,430)	(1,203)
Borrowings under line of credit agreement	1,362	6,000
Repayments under line of credit agreement	(14,132)	(6,000)
Repurchase of common stock	(15,091)	(25,174)
Net cash used for financing activities	(23,866)	(25,440)

Effect of currency exchange rate changes on cash and cash equivalents	86	-

Increase in cash and cash equivalents	(113)	(8,307)
Cash and cash equivalents at beginning of period	63,854	24,313
Cash and cash equivalents at end of period	$ 63,741	$ 16,006

See notes to consolidated financial statements

Mentor Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2001

Note A - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the six-months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

Note B - Inventories

Inventories at September 30, 2001 and March 31, 2001 consisted of:
(in thousands)	September 30,	March 31,
Raw materials	$ 6,665	$ 7,212
Work in process	6,315	9,564
Finished goods	34,140	29,945
	$ 47,120	$ 46,721

Note C - Long-Term Marketable Securities

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards No. 115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of September 30, 2001 and March 31, 2001. The Company's short-term marketable securities consist primarily of commercial paper and municipal bonds that are of limited credit risk and have contractual maturities of less than two years.

The Company's long-term marketable securities and investments includes the Company's equity investments in its manufacturing partners, Intracel Corporation and North American Scientific, Inc. (NASI), and shares of Paradigm Medical Industries, Inc. (Paradigm). The Intracel Corporation investment is valued and recorded at $3 million (cost of $6 million), as quoted market prices are not available. During the year ended March 31, 2000, the Company recorded a $3 million write down as a charge to other income related to its investment in Intracel Corporation. The equity interests in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and in Paradigm are recorded at an aggregate fair market value of $2,668,000 (cost of $1,720,000) and $2,704,000 (cost of $1,737,000) based upon quoted stock market prices at September 30, 2001 and March 31, 2001, respectively. The unrealized gain of $616,000 and $629,000, net of taxes of $332,000 and $338,000, at September 30, 2001 and March 31, 2001, respectively, is reported as a separate component of shareholders' equity.

Note D - Comprehensive Income

The components of comprehensive income are listed below:

 1084:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2001	2000	2001	2000

Net income	$ 8,489	$ 6,023	$ 18,779	$ 14,356
Foreign currency translation adjustment	3,367	(728)	673	(1,224)
Unrealized (losses) on marketable securities and investments	(492)	(514)	(13)	(1,600)
Comprehensive income	$ 11,364	$ 5,809	$ 19,439	$11,532

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's Contour Genesis/FONT> Ultrasonic equipment product line along with equipment and disposables for traditional liposuction. The surgical urology segment includes penile implants, surgical incontinence products and brachytherapy seeds for the treatment of prostate cancer. The clinical and consumer healthcare segment includes catheters and other products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments is as follows:
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2001	2000	2001	2000
Revenues
Aesthetic and General Surgery	$ 36,388	$ 35,997	$ 79,326	$ 77,473
Surgical Urology	22,535	13,657	46,182	27,654
Clinical and Consumer Healthcare	15,424	11,384	29,983	23,446
Total Consolidated Revenues	$ 74,347	$ 61,038	$ 155,491	$ 128,573

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2001	2000	2001	2000
Operating income
Aesthetic and General Surgery	$ 9,456	$ 5,709	$ 22,232	$ 16,243
Surgical Urology	1,269	1,867	2,272	3,569
Clinical and Consumer Healthcare	3,160	1,912	5,705	4,377
Total Reportable Segments	13,884	9,489	30,210	24,189
Corporate operating expenses	(2,028)	(2,247)	(4,055)	(5,825)
Interest expense	(198)	(21)	(507)	(86)
Interest income	700	1,109	1,302	2,238
Other income (loss)	97	657	597	833
Income before income taxes	$ 12,455	$ 8,987	$ 27,547	$ 21,349

 1388:
(in thousands)	September 30, 2001	March 31, 2001
Identifiable assets
Aesthetic and General Surgery	$ 82,335	$ 84,363
Surgical Urology	84,678	82,152
Clinical and Consumer Healthcare	42,798	41,302
Total reportable segments	$ 209,811	207,817
Corporate and other	80,900	83,020
Consolidated assets	$ 290,711	$ 290,837

Note F - Earnings Per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:
	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Average outstanding shares: Basic	23,982	23,646	23,876	23,790
Shares issuable through options	837	576	798	618
Average common shares outstanding: Diluted	24,819	24,222	24,674	24,408

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

Note H - Effects of Recent Accounting Pronouncements

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fee and Costs," which addresses the classification of outbound shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal year 2001 resulting in a reclassification of outgoing freight revenue from a deduction from cost of sales to an increase in revenue. In accordance with the guidance, sales and cost of goods sold for all prior periods presented have been reclassified. As a result of the reclassification, for the six months ended September 30, 2000 sales and cost of sales increased by $1,439,000 to $128,573,000 and $49,647,000 respectively. These reclassifications had no effect on reported gross profit or results of operations.

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

Note I - Event Subsequent to September 30, 2001

Subsequent to September 30, 2001 management became aware that Intracel Corporation filed for protection under Chapter 11 of the Bankruptcy Code. The Company has an investment in the common stock of Intracel Corporation valued and recorded at $3 million, (cost of $6 million) as of September 30, 2001. At this time it is not possible to assess the effect on the valuation of the investment or to what extent, if any, the investment is impaired.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2001 increased 22% to $74 million compared to $61 million for the same quarter of the prior year. Sales for quarter were negatively affected by the events of September 11, 2001 as air shipments were disrupted and surgeries were postponed or cancelled. The Company estimates that over $2 million in sales were lost after September 11.

Aesthetic surgery sales totaled $36.4 million for the quarter, compared to $36.0 million in the same quarter of the prior year, an increase of 1%. Breast implant sales increased 6% over the prior year but were offset by weakness in Body Contouring (liposuction) and other products. Within breast implant sales, Reconstructive products sales increased 19% over the same period in the prior year, and were offset by an 2% decrease in sales of implants for the larger Augmentation market.

Sales of surgical urology products totaled $22.5 million for the quarter, an increase of 65% over the $13.7 million reported for the same quarter in the prior year. Sales of our Suspend sling implant for incontinence increased 1% compared to the same quarter in prior year. Brachytherapy product sales increased by 5%, and penile implant sales increased by 4% from same quarter in prior year. The Porges' product lines acquired in the fourth quarter of fiscal 2001 added substantial volume to this segment and represents the majority of the sales increase.

The clinical and consumer healthcare product line, consisting of urological catheters and other disposables, sales totaled $15.4 million, an increase of 35% over the $11.4 million for the same quarter in the prior year. The majority of the increase in sales over the prior year was attributable to the Porges product lines for healthcare acquired in the fourth quarter of fiscal 2001.

For the six months ended September 30, 2001 sales increased 21% from $128.6 million to $155.5 million. The majority of the increase in sales over the prior year was attributable to the Porges product lines for surgical urology and home care acquired in the fourth quarter of fiscal 2001. Surgical urology product revenue increased 67% primarily due to the acquisition of the Porges' product lines, and growth in brachytherapy seeds and Suspend Sling. Aesthetic and General surgery products increased 2%, reflecting 8% growth in mammary implant revenues, offset by decreases in body contouring and other revenues. Clinical and Consumer Healthcare revenue increased 28% primarily due to the acquisition of the Porges' product lines and growth in intermittent catheter sales offset by a decrease in external catheter sales.

	Sales by Principal Product Line
	For The Three Months Ended September 30,			For the Six Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
Aesthetic & General Surgery Products	$36,388	$35,997	1.1%	$79,326	$ 77,473	2.4%
Surgical Urology Products	22,535	13,657	65.0%	46,182	27,654	67.0%
Clinical & Consumer Healthcare Products	15,424	11,384	35.5%	29,983	23,446	27.9%
	$74,347	$61,038	21.8%	$155,491	$128,573	20.9%

Cost of Sales

Cost of sales as a percent of net sales for the quarter and six months ended September 30, 2001 were 42.5% and 41.4% compared to 39.2% and 38.6% for the same periods a year ago. The increase were primarily attributable to a shift in the Company's product mix as a result of the acquisition of Porges product lines in the fourth quarter of fiscal 2001. Porges products have a gross margin of approximately 40% and accordingly, have a dilutive effect on the overall margin, which has historically been in excess of 60%. In addition, an increased percentage of total sales are represented by two other products (brachytherapy seeds and the SuspendSling), which are distributed by the Company under alliance agreements. These alliance products generate gross margins of approximately 50%, which is lower than the margin generated by products that are both manufactured and distributed by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 34.6% of sales in the quarter compared to 39.1% in the comparable period in the previous year. For the six months ended September 30, 2001, selling, general and administrative expenses were 34.6 % of sales compared to 39.1%. The decrease as a percentage of net sales reflects cost savings from the Company's restructuring of corporate staff during the second and third quarters of fiscal 2001 and the recent acquisition of Porges which has lower rates of selling, general and administrative expenses.

During fiscal 2001, the Company announced a reduction in corporate staff at its headquarters in Santa Barbara as part of a restructuring move to streamline operations and improve efficiency. This program resulted in restructuring charges, primarily severance pay, of $1.05 million and $1.35 million, in the second and third quarters of fiscal 2001 respectively.

Research and Development

Research and development expenses as a percent of net sales for the quarter and six months ended September 30, 2001 were 7.0% and 7.2%, respectively, compared to 8.1% and 7.1% for the comparable periods in the previous year. Development costs related to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development. In May 2000, the Company received FDA approval for saline-filled breast implants and in July 2000, received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts shifts towards product enhancements and new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled mammary implants and other products.

Interest Expense, Interest Income and Other Income, Net

Interest expense was $198 thousand in the quarter ended September 30, 2001 compared to $21 thousand in the same quarter of the previous year. For the six months ended September 2001, interest expense was $507 thousand compared to $86 thousand for the comparable period in the prior year. In May 2001, the Company repaid the $14 million borrowed in February 2001 to temporarily fund its acquisition of Porges. In January 2001 the Company acquired the assets of South Bay Medical LLC. Approximately $7 million of the purchase price was recorded as a long-term accrued liability at net present value. Imputed interest on this liability is charged to interest expense. This imputed interest, the borrowing to fund the Porges acquisition, and balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries accounted for the increase in interest expense over the prior periods.

Interest income for the three months ended September 30, 2001 decreased to $699 thousand from $1.1 million. For the six months ended September 2001, interest income was $1.3 million compared to $2.2 million for the comparable period in the prior year. The decrease is due to lower cash and marketable security balances, lower prevailing interest rates on short term investments, and a shift in the Company's investment strategy from taxable commercial paper which has a higher pretax yield to tax free municipal bonds and similar investment vehicles which currently have a higher after-tax yield.

Other income, net for the three months ended September 30, 2001 decreased to $96 thousand from $657 thousand. For the six months ended September 2001, other income was $596 thousand compared to $833 thousand for the comparable period in the prior year. Other income, net primarily includes gains and losses on sales of marketable securities, and foreign currency transaction gains and losses related to the Company's foreign operations. The decrease is primarily attributable to realized gains on sales of marketable securities in the prior year, which have not recurred in fiscal year 2002. During the three months ended September 30, 2001, the Company realized a gain of $32 thousand on the sale of marketable securities.

Income Taxes

The effective rate of corporate income taxes for the three and six months ended September 2001 is approximately 31.8%, as compared to 33% in the comparable periods in the prior year. The decrease in the effective tax rate from the prior year is a result of a higher proportion of income from foreign operations with lower tax rates and increased tax-exempt interest income.

Net Income

Net income for the three months ended September 30, 2001 increased 41% from $6.0 million to $8.5 million. Net income increased 31% from $14.4 million reported in the previous year to $18.8 million for the six months ended September 30, 2001. Diluted earnings per share increased 36% to $.34 for the three month period compared to $.25 for the comparable period last year. Although the increase in diluted earnings per share is consistent with the increase in sales, much of the improvements in operating results is attributable to reduced spending in selling, general and administrative expenses, including the restructuring charge of $1.05 million, offset by increases in cost of goods sold, research and development, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's working capital was $124 million compared to $112 million at March 31, 2001. During the quarter ended September 30, 2001, the Company's liquidity needs have been satisfied principally by cash flow from operations.

The Company generated $30.5 million of cash from operations during the six months ended September 30, 2001, compared to $12.5 million the previous year.

During the six months ended September 30, 2001, the Company spent $6.6 million on purchases of manufacturing equipment and information technology. The Company anticipates investing approximately $20 million in a facility acquisition, facility upgrades, production equipment and information technology systems in fiscal 2002.

The Company has available to it $25 million under a secured line of credit. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. In February 2001, the Company borrowed $14.1 million (15 million Euro) to fund the acquisition of Porges S.A. The amount was repaid in May 2001. In addition, there are several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $5.2 million. At September 30, 2001, $3.9 million was outstanding under these foreign lines of credit.

Since 1995, the Company has paid a quarterly cash dividend of $.025 per share. On February 13, 2001, the Board of Directors approved an increase in the quarterly cash dividend to $.03 per share, an increase of 20%. At the indicated rate of $.12 per year, the aggregate annual dividend would equal approximately $2.8 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the dilutive impact of stock option, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. During fiscal 2002 to date, the Company repurchased 732 thousand shares for consideration of $18.7 million. The Company intends to continue the share repurchase program and 1.75 million shares remain authorized for repurchase.

The Company's principal source of liquidity at September 30, 2001 consisted of $64.6 million in cash, cash equivalents and short-term marketable securities plus $26 million available under the existing lines of credit. The Company believes that funds generated from operations, its cash, cash equivalents, marketable securities and funds available under its various lines of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2001 Annual Meeting of Shareholders held on September 14, 2001, the following proposals were presented and approved:

(1) A proposal to elect a Board of Directors of the Company to serve until the next annual meeting, or until their successors are elected, as follows:
Name of Director	Votes For	Votes Withheld
Christopher J. Conway	20,914,719	568,247
Eugene G. Glover	20,915,269	567,697
Walter W. Faster	20,913,331	569,635
Michael Nakonechny	20,899,089	583,877
Dr. Richard W. Young	20,899,369	583,597
Ronald J. Rossi	20,911,956	571,010

There were no broker non-votes.

(2) A proposal to approve the Company's Amended 2000 Long-Term Incentive Plan. The proposal received 17,039,570 votes for, and 4,380,042 votes against ratification. There were 63,348 abstentions. There were no broker non-votes.

(3) A proposal to ratify the appointment of Ernst & Young LLP to act as independent auditors of the Company for the fiscal year ending March 31, 2002. The proposal received 21,163,295 votes for, and 292,171 against ratification. There were 27,500 abstentions. There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)
Date:	November 13, 2001	By:	/s/CHRISTOPHER CONWAY Christopher J. Conway President and Chief Executive Officer
Date:	November 13, 2001	By:	/s/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer