Form 10-Q
period 2001-12-31
MENTOR CORP /MN/
filed 2002-02-14
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

{x} Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

{} Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period December 31, 2001

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

Yes ☒      No ☐

The number of shares outstanding for each of the Issuer's classes of common stock as of February 14, 2002 was:

Common Shares, $.10 par value 23,396,555 shares

Mentor Corporation

INDEX
Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets December 31, 2001 and March 31, 2001
Consolidated Statements of Income - Three Months Ended December 31, 2001 and 2000
Consolidated Statements of Income - Nine Months Ended December 31, 2001 and 2000
Condensed Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2001 and 2000
Notes to Condensed Consolidated Financial Statements- December 31, 2001
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
Signatures
List of Exhibits
None

 PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
	December 31,	March 31,
(dollars in thousands)	2001	2001
Assets
Current assets:
Cash and cash equivalents	$ 62,606	$ 63,854
Marketable securities	12,294	584
Accounts receivable, net	55,500	57,427
Inventories	47,821	46,721
Deferred income taxes	10,132	10,116
Prepaid expenses and other	9,927	9,331
Total current assets	198,280	188,033

Property and equipment, net	53,828	51,149
Intangibles, net	40,054	37,773
Goodwill, net	8,351	6,547
Long-term marketable securities and investments	2,469	5,704
Other assets	1,633	1,631
	$ 304,615	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands)
Liabilities and shareholders' equity	December 31,	March 31,
Current liabilities:	2001	2001
Accounts payable	$ 17,263	$ 14,731
Warranty and related reserves	15,188	12,062
Accrued compensation	12,855	11,062
Sales returns	5,711	4,913
Current portion of purchase price related to acquired technologies	4,675	3,675
Income taxes payable	820	2,992
Short-term bank borrowings	7,395	16,624
Accrued royalties	577	1,150
Dividends payable	701	710
Other accrued liabilities	7,888	7,653
Total current liabilities	73,073	75,572

Deferred income taxes	8,511	8,268
Long-term accrued liabilities	12,660	10,691

Commitments and contingencies

Shareholders' equity:
Common Shares, $.10 par value:
Authorized - 50,000,000 shares; issued and outstanding--
23,366,319 shares at December 31, 2001;
23,671,770 shares at March 31, 2001;	2,337	2,367
Capital in excess of par value	-	7,625
Foreign currency translation adjustments	(5,827)	(4,911)
Net unrealized gains on marketable securities	285	629
Retained earnings	213,576	190,596
	210,371	196,306
	$ 304,615	$ 290,837

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Consolidated Statements of Income
(Unaudited)
	Three Months Ended December 31,
(in thousands, except per share data)	2001	2000
Net sales	$ 78,975	$ 61,601
Costs and expenses:
Cost of sales	32,105	23,153
Selling, general, and administrative	27,304	22,760
Research and development	4,779	4,609
Restructuring charge	-	1,350
	64,188	51,872

Operating income	14,787	9,729
Interest expense	(152)	(10)
Interest income	565	1,044
Other income (expense), net	(826)	(213)
Income before income taxes	14,374	10,550
Income taxes	4,557	3,372
Net income	$ 9,817	$ 7,178

Basic earnings per share	$ 0.42	$ 0.31
Diluted earnings per share	$ 0.41	$ 0.30

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Consolidated Statements of Income
(Unaudited)
	Nine Months Ended December 31,
(in thousands, except per share data)	2001	2000
Net sales	$ 234,466	$ 190,174
Costs and expenses:
Cost of sales	96,454	72,800
Selling, general, and administrative	81,049	73,086
Research and development	16,021	13,795
Restructuring charge	-	2,400
	193,524	162,081

Operating income	40,942	28,093
Interest expense	(659)	(96)
Interest income	1,866	3,282
Other income (expense), net	(230)	620
Income before income taxes	41,919	31,899
Income taxes	13,323	10,365
Net income	$ 28,596	$ 21,534

Basic earnings per share	$ 1.21	$ 0.91
Diluted earnings per share	$ 1.17	$ 0.89

See Notes to Condensed Consolidated Financial Statements

Mentor Corporation
Condensed Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2001 and 2000
(Unaudited)
(in thousands)	2001	2000
Cash From Operating Activities:
Net cash provided by operating activities	$ 49,005	$ 29,150
Cash From Investing Activities:
Purchases of property, equipment and intangibles	(15,645)	(6,634)
Purchases and sales of marketable securities	(10,106)	33,225
Other, net	7	172
Net cash (used for) provided by investing activities	(25,744)	26,763
Cash From Financing Activities:
Proceeds from exercise of stock options	5,366	1,166
Dividends paid	(2,125)	(1,797)
Borrowings under line of credit agreement	5,001	6,000
Repayments under line of credit agreement	(13,976)	(6,000)
Repurchase of common stock	(18,715)	(28,069)
Net cash used for financing activities	(24,444)	(28,700)
Effect of currency exchange rate changes on cash and cash equivalents	(60)	-
Increase (decrease) in cash and cash equivalents	(1,248)	27,213
Cash and cash equivalents at beginning of period	63,854	24,313
Cash and cash equivalents at end of period	$ 62,606	$ 51,526

See notes to consolidated financial statements

Mentor Corporation
Notes to Condensed Consolidated Financial Statements
December 31, 2001

Note A - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002.

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

Note B - Inventories

Inventories at December 31, 2001 and March 31, 2001 consisted of:
(in thousands)	December 31,	March 31,
Raw materials	$ 10,102	$ 7,212
Work in process	9,899	9,564
Finished goods	27,820	29,945
	$ 47,821	$ 46,721

 Note C - Long-Term Marketable Securities

The Company considers its marketable securities available-for-sale as defined in Statement Financial Accounting Standards No. 115. Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of December 31, 2001 and March 31, 2001. The Company's short-term marketable securities consist primarily of commercial paper and governmental bonds that are of limited credit risk and have contractual maturities of less than two years.

The Company's long-term marketable securities and investments include the Company's equity investments in Paradigm Medical Industries, Inc. (Paradigm) and the Company's manufacturing partners, North American Scientific, Inc. (NASI) and Intracel Corporation (Intracel). At March 31, 2001, the Intracel investment was valued and recorded at $3 million (original cost of $6 million), as quoted market prices are not available. During the year ended March 31, 2000, the Company recorded a $3 million write down as a charge to other income related to its investment in Intracel. In September 2001, Intracel filed for protection under Chapter 11 of the Bankruptcy Code. After evaluation of the filing, the Company recorded an additional $3 million write down as a charge to other income in the quarter ending December 31, 2001. As a result of these two write downs, the investment in Intracel is now recorded at no value. The Company recorded a one-time gain in other income for the quarter ending December 31, 2001 upon the receipt of 350,000 shares of Paradigm in settlement of a stock registration dispute. The shares were valued at $700,000 based upon the quoted price on the date received. The equity interests in NASI, the Company's manufacturing partner under an exclusive agreement for the distribution of brachytherapy seeds for the treatment of prostate cancer, and in Paradigm are recorded at an aggregate fair market value of $2,543,000 (cost of $2,105,000) and $2,704,000 (cost of $1,737,000) based upon quoted stock market prices at December 31, 2001 and March 31, 2001, respectively. The unrealized gain of $285,000 and $629,000, net of taxes of $153,000 and $338,000, at December 31, 2001 and March 31, 2001, respectively, is reported as a separate component of shareholders' equity.

Note D - Comprehensive Income

The components of comprehensive income are listed below:
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2001	2000	2001	2000
Net income	$ 9,817	$ 7,178	$ 28,596	$ 21,534
Foreign currency translation adjustment	(1,598)	(12)	673	(1,236)
Unrealized losses on marketable securities and investments	(331)	(2,493)	(13)	(4,093)
Comprehensive income	$ 7,888	$ 4,673	$ 29,256	$ 16,205

Note E - Short-Term Bank Borrowings and Commitments

At December 31, 2001, the Company had a secured line of credit, (the Credit Agreement), for borrowings up to $25 million. Borrowings accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion. The Credit Agreement includes certain covenants that, among others, limit the dividends the Company may pay and require maintenance of certain levels of tangible net worth and debt service ratios. The Company borrowed $14.1 million under the Credit Agreement to fund its acquisition of Porges S.A. This amount was outstanding at March 31, 2001 and repaid in May 2001. No amounts were outstanding at December 31, 2001 and accordingly $25 million was available for borrowings. In addition, several lines of credit were established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $9.3 million at December 31, 2001. Outstanding borrowings under these arrangements were $7.4 million and $2.5 million at December 31, and March 31, 2001 respectively. In addition, the Company has guaranteed the secured loan of a vendor to facilitate the ramp up of production capacity related to a new product in the amount of $5.3 million.

Note F - Contingencies

Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims against it and is involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company carries product liability insurance on all its products, except silicone gel-filled implants, which are only available within the United States through a controlled clinical study. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. In addition, the Company also offers warranty coverage on some of its products. The Company has recorded warranty and related reserves ($15,188,000 and $12,062,000 at December 31, and March 31, 2001, respectively) in an amount it believes to be reasonably sufficient to cover the cost of anticipated warranty and product liability claims.

In addition, in the ordinary course of its business, the Company experiences various type of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note G - Business Segment Information

The Company's operations are principally managed and reported on a product basis. There are three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain expenses such as interest and certain corporate expenses are not allocated to the segments.

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

 Selected financial information for the Company's reportable segments is as follows:
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2001	2000	2001	2000
Revenues
Aesthetic and General Surgery	$ 38,169	$ 37,172	$ 117,495	$ 114,645
Surgical Urology	23,569	12,881	69,751	40,535
Clinical and Consumer Healthcare	17,237	11,548	47,220	34,994
Total Consolidated Revenues	$ 78,975	$ 61,601	$ 234,466	$ 190,174

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2001	2000	2001	2000
Operating income
Aesthetic and General Surgery	$ 12,108	$ 8,241	$ 34,340	$ 24,484
Surgical Urology	779	1,340	3,051	4,909
Clinical and Consumer Healthcare	4,015	2,132	9,720	6,509
Total Reportable Segments	16,902	11,713	47,111	35,902
Corporate operating expenses	(2,115)	(1,983)	(6,169)	(7,808)
Interest expense	(152)	(11)	(659)	(97)
Interest income	565	1,044	1,866	3,282
Other income (expense), net	(826)	(213)	(230)	620
Income before income taxes	$ 14,374	$ 10,550	$ 41,919	$ 31,899

(in thousands)	December 31, 2001	March 31, 2001
Identifiable assets
Aesthetic and General Surgery	$ 85,313	$ 84,363
Surgical Urology	87,177	82,152
Clinical and Consumer Healthcare	43,319	41,302
Total reportable segments	215,809	207,817
Corporate and other	88,806	83,020
Consolidated assets	$ 304,615	$ 290,837

Note H - Earnings Per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Average outstanding shares: Basic	23,383	23,319	23,711	23,632
Shares issuable through options	726	404	774	547
Average common shares outstanding: Diluted	24,109	23,723	24,485	24,179

Certain employee stock options have been excluded from the computation of diluted earnings per share because their effective would be anti-dilutive.

 Note I - Interim Reporting

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

 Note J - Effects of Recent Accounting Pronouncements

In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fee and Costs," which addresses the classification of outbound shipping and handling costs and the related revenue. The Company adopted EITF 00-10 in the fourth quarter of fiscal year 2001 resulting in a reclassification of outgoing freight revenue from a deduction from cost of sales to an increase in revenue. In accordance with the guidance, sales and cost of goods sold for all prior periods presented have been reclassified. As a result of the reclassification, for the three months ended December 31, 2000 sales and cost of sales increased by $623,000 to $61,601,000 and $23,153,000 respectively. For the nine months ended December 31, 2000 sales and cost of sales increased by $2,062,000 to $190,174,000 and $72,800,000 respectively. These reclassifications had no effect on reported gross profit or results of operations.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." Subsequently, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137) which deferred the effective date of SFAS 133 for one year. The Company adopted SFAS 133 and SFAS 137 in the first quarter of fiscal year 2002. SFAS 133 requires the Company to record all derivatives as assets or liabilities at fair value. Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. Due to the Company's limited use of derivatives and hedging, the adoption of this standard did not have a significant effect on earnings or the financial position of the Company.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the quarter ending June 30, 2002. The Company will perform the first of the impairment tests of goodwill as of April 1, 2002 and has not yet determined what effect the outcome of these tests will have on the Company's financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 retained substantially all of the requirements of SFAS 121 while resolving certain implementation issues. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early application encouraged. The Company will adopt SFAS 144 beginning in the quarter ending June 30, 2002 and is currently evaluating the impact of the adoption of SFAS 144.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2001 increased 28% to $79.0 million compared to $61.6 million for the same quarter of the prior year.

Aesthetic and general surgery sales totaled $38.2 million for the quarter, compared to $37.2 million in the same quarter of the prior year, an increase of 3%. Breast implant sales increased 9% over the prior year but were offset by weakness in Body Contouring (liposuction) and other products. Within breast implant sales, reconstructive products sales increased 18% over the same period in the prior year, while sales of implants for the larger augmentation market increased 3%.

Sales of surgical urology products totaled $23.6 million for the quarter, an increase of 83% over the $12.9 million reported for the same quarter in the prior year. Brachytherapy product sales increased by 18%, and penile implant sales increased by 10% from the comparable quarter in prior year. Sales of our Suspend ® Sling implant for incontinence increased 1% compared to the same quarter in prior year. The Porges' product lines acquired in the fourth quarter of fiscal 2001 added substantial volume to this segment and represents the majority of the sales increase.

Sales of the clinical and consumer healthcare product line, consisting of urological catheters and other disposables, totaled $17.2 million, an increase of 49% over the $11.5 million for the same quarter in the prior year. The Porges' product lines acquired in the fourth quarter of fiscal 2001 added substantial volume to this segment and represents the majority of the sales increase.

For the nine months ended December 31, 2001 sales increased 23% from $190.2 million to $234.5 million. The majority of the increase in sales over the prior year was attributable to the acquisition of the Porges product lines for surgical urology and home care in the fourth quarter of fiscal 2001. Surgical urology product revenue increased 72% primarily due to the acquisition of the Porges' product lines, and growth in brachytherapy seeds, penile implants and Suspend Sling. Aesthetic and General surgery products increased 2%, reflecting 8% growth in mammary implant revenues, offset by decreases in body contouring and other revenues. Clinical and Consumer Healthcare revenue increased 35% primarily due to the acquisition of the Porges' product lines and growth in intermittent catheter sales offset by a decrease in external catheter sales.

	Sales by Principal Product Line
	For The Three Months Ended December 31,			For the Nine Months Ended December 31,
	2001	2000	Percent Change	2001	2000	Percent Change
Aesthetic & General Surgery Products	$38,169	$37,172	2.7%	$117,495	$114,646	2.5%
Surgical Urology Products	23,569	12,881	83.0%	69,751	40,535	72.1%
Clinical & Consumer Healthcare Products	17,237	11,548	49.3%	47,220	34,993	34.9%
	$78,975	$61,601	28.2%	$234,466	$190,174	23.3%

Cost of Sales

Cost of sales as a percent of net sales for the three and nine months ended December 31, 2001 were 40.7% and 41.1%, respectively, compared to 37.6% and 38.3% for the same periods a year ago. The increases were primarily attributable to a shift in the Company's product mix as a result of the acquisition of Porges product lines in the fourth quarter of fiscal 2001. Porges products have a gross margin of approximately 40% and accordingly, have a dilutive effect on the overall margin, which has historically been in excess of 60%. In addition, an increased percentage of total sales are represented by two other products (brachytherapy seeds and the Suspend Sling), which are distributed by the Company under alliance agreements. These alliance products generate gross margins of approximately 50%, which is lower than the margin generated by products that are both manufactured and distributed by the Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 34.6% of sales in the quarter ended December 31, 2001 compared to 36.9%, exclusive of the restructuring charge recorded in the comparable period in the previous year. For the nine months ended December 31, 2001, selling, general and administrative expenses were 34.6 % of sales compared to 38.4%, exclusive of the restructuring charge recorded in the prior year. The decrease as a percentage of net sales reflects cost savings from the Company's restructuring of corporate staff during the second and third quarters of fiscal 2001 and the recent acquisition of Porges which has lower rates of selling, general and administrative expenses.

During fiscal 2001, the Company announced a reduction in corporate staff at its headquarters in Santa Barbara and other locations as part of a restructuring move to streamline operations and improve efficiency. This program resulted in restructuring charges, primarily severance pay, of $1.05 million and $1.35 million, in the second and third quarters of fiscal 2001 respectively.

Research and Development

Research and development expenses as a percent of net sales for the three and nine months ended December 31, 2001 were 6.1% and 6.8%, respectively, compared to 7.5% and 7.3% for the comparable periods in the previous year. Development costs relate primarily to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development. In May 2000, the Company received FDA approval for saline-filled breast implants and in July 2000, received similar regulatory clearance on our inflatable penile implants. Although the Company has successfully completed these PMAA submissions, the amount of spending on research and development is not expected to decrease as the focus of research and development efforts shifts towards product enhancements and new product development. In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled mammary implants and other products.

Interest Expense, Interest Income and Other Income/Expense, Net

Interest expense was $152 thousand in the quarter ended December 31, 2001 compared to $10 thousand in the same quarter of the previous year. For the nine months ended December 31, 2001, interest expense was $659 thousand compared to $96 thousand for the comparable period in the prior year. In May 2001, the Company repaid the $14 million borrowed in February 2001 to temporarily fund its acquisition of Porges. In January 2001, the Company acquired the assets of South Bay Medical LLC. Approximately $7 million of the purchase price was recorded as a long-term accrued liability at net present value. Imputed interest on this liability is charged to interest expense. This imputed interest, the borrowing to fund the Porges acquisition, and balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries accounted for the increase in interest expense over the prior periods. In the quarter ended December 31, 2001 $125 thousand of interest incurred on a line of credit to finance the construction of a new foreign manufacturing facility was capitalized.

Interest income for the three months ended December 31, 2001 decreased to $565 thousand from $1.0 million in the comparable period in the prior year. For the nine months ended December 31, 2001, interest income was $1.9 million compared to $3.3 million for the comparable period in the prior year. The decrease is due to lower cash and marketable security balances, lower prevailing interest rates on short term investments, and a shift in the Company's investment strategy from taxable commercial paper which has a higher pretax yield to tax free municipal bonds and similar investment vehicles which currently have a higher after-tax yield.

Other expense, net for the three months ended December 31, 2001 increased to $826 thousand from $213 thousand recorded in the comparable period in the prior year. For the nine months ended December 2001, other expense, net was $230 thousand compared to an other income, net of $620 thousand for the comparable period in the prior year. Other expense, net, includes gains and losses on sales of marketable securities, and foreign currency transaction gains and losses related to the Company's foreign operations. The decrease is primarily attributable to the $3 million write down of Company's investment in Intracel Corporation upon its bankruptcy, offset by a one-time gain of $700 thousand related to the settlement of a dispute with Paradigm Medical Industries, and the realized gains on sales of long-term marketable securities of $1.2 million in the quarter ended December 31, 2001. During the nine months ended December 31, 2001, the Company realized a gain of $1.3 million on the sale of long-term marketable securities.

Income Taxes

The effective rate of corporate income taxes for the three and nine months ended December 2001 is approximately 31.8%, as compared to 32% in the comparable periods in the prior year. The decrease in the effective tax rate from the prior year is a result of a higher proportion of income from foreign operations with lower tax rates, increased tax-exempt interest income and tax credits related to research and development and foreign sales and income.

Net Income

Net income for the three months ended December 31, 2001 increased 37% from $7.2 million to $9.8 million. Net income for the nine months ended December 31, 2001 increased 33% from $21.5 million reported in the previous year to $28.6 million. Diluted earnings per share increased 36% to $.41 for the three month period compared to $.30 for the comparable period last year. Although the increase in diluted earnings per share coincides with an increase in sales, much of the improvements in operating results is attributable to reduced spending in selling, general and administrative expenses, including the prior year restructuring charge of $1.35 million, offset by increases in cost of goods sold, research and development, and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's working capital was $125 million compared to $112 million at March 31, 2001. During the quarter ended December 31, 2001, the Company's liquidity needs have been satisfied principally by cash flow from operations.

The Company generated $ 49 million of cash from operations during the nine months ended December 31, 2001, compared to $29.2 million the previous year.

During the nine months ended December 31, 2001, the Company invested $16 million on purchases of intangibles, manufacturing equipment and information technology. The Company anticipates investing approximately $20 million in intangibles, a new manufacturing facility, facility upgrades, production equipment and information technology systems in fiscal 2002.

The Company has $25 million available under a secured line of credit. Borrowings accrue interest at the prevailing prime rate or at a premium to LIBOR, at the Company's discretion. The line of credit includes certain covenants that, among others, limit the dividends the Company may pay and require the maintenance of certain levels of tangible net worth and debt service ratios. In February 2001, the Company borrowed $14.1 million (15 million Euro) to fund the acquisition of Porges S.A. The amount was repaid in May 2001 and no amounts are outstanding at December 31, 2001. In addition, there are several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $9.3 million. At December 31, 2001, $7.4 million was outstanding, and $1.9 million was available, under these foreign lines of credit. In addition, the Company has guaranteed the secured loan of a vendor to facilitate the ramp up of production capacity related to a new product in the amount of $5.3 million.

Since 1995, the Company has paid a quarterly cash dividend of $.025 per share. On February 13, 2001, the Board of Directors approved an increase in the quarterly cash dividend to $.03 per share, an increase of 20%. At the indicated rate of $.12 per year, the aggregate annual dividend would equal approximately $2.8 million.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the dilutive impact of employee stock options, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. During fiscal 2002 to date, the Company repurchased 732 thousand shares for consideration of $18.7 million. The Company intends to continue the share repurchase program and 1.6 million shares remain authorized for repurchase.

The Company's principal source of liquidity at December 31, 2001 consisted of $74.9 million in cash, cash equivalents and short-term marketable securities plus $27 million available under the existing lines of credit. The Company believes that funds generated from operations, its cash, cash equivalents, marketable securities and funds available under its various lines of credit will be adequate to meet its working capital and capital expenditure requirements through fiscal 2002.

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

MENTOR CORPORATION

(Registrant)
Date:	February 14, 2001	By:	/s/CHRISTOPHER CONWAY Christopher J. Conway President and Chief Executive Officer
Date:	February 14, 2001	By:	/s/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer