Form 10-Q
period 2002-06-30
MENTOR CORP /MN/
filed 2002-08-14
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Common Shares, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of August 13, 2002 there were approximately 23,255,369 Common Shares outstanding.

MENTOR CORPORATION

INDEX
Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets June 30, 2002 and March 31, 2002
Consolidated Statements of Income - Three Months Ended June 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements- June 30, 2002
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
Signatures
List of Exhibits

99.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)
(in thousands)	June 30, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 77,303	$ 60,398
Marketable securities	12,543	14,106
Accounts receivable, net	69,614	64,786
Inventories	55,998	47,404
Deferred income taxes	11,930	11,950
Prepaid expenses and other	6,320	12,488
Total current assets	233,708	211,132

Property and equipment, net	60,827	54,656
Intangible assets, net	37,508	37,588
Goodwill, net	14,546	9,155
Long-term marketable securities and investments	10,528	11,752
Other assets	355	353
	$ 357,472	$ 324,636
See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)
(in thousands)	June 30, 2002	March 31, 2002
Liabilities and shareholders' equity
Current liabilities:
Account payable	$16,821	$17,558
Warranty and related reserves	17,448	16,252
Accrued compensation	15,051	15,129
Short-term bank borrowings	9,523	9,470
Sales returns	8,646	7,806
Income taxes payable	5,242	3,979
Current portion of purchase price related to acquired technologies and acquisitions	4,675	4,675
Dividends payable	707	704
Accrued royalties	633	637
Other	11,331	8,366
Total current liabilities	90,077	84,576
Deferred income taxes	2,595	3,009
Long-term accrued liabilities	14,412	12,873

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 50,000,000 shares; Issued and outstanding--
23,617,233 shares at June 30, 2002;
23,472,952 shares at March 31, 2002;	2,362	2,347
Capital in excess of par value	3,702	-
Foreign currency translation adjustments	593	(6,926)
Net unrealized gains (losses) on securities	(630)	439
Retained earnings	244,361	228,318
	250,388	224,178
	$357,472	$324,636
See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended June 30, 2002 and 2001
(Unaudited)
	Three Months Ended June 30,
(in thousands, except per share data)	2002	2001
Net sales	$ 97,677	$ 81,144

Costs and expenses:
Cost of sales	38,245	32,731
Selling, general, and administrative	31,885	28,042
Research and development	5,374	6,072
	75,504	66,845

Operating income	22,173	14,299
Interest expense	(301)	(309)
Interest income	560	602
Other income, net	1,047	500
Income before income taxes	23,479	15,092
Income taxes	6,730	4,802
Net income	$ 16,749	$ 10,290

Basic earnings per share	$ .71	$ .43
Diluted earnings per share	$ .68	$ .42

See notes to condensed consolidated financial statements.

Mentor Corporation
Condensed Consolidated Statements of Cash Flows
Three Months Ended June 30, 2002 and 2001
(Unaudited)
	Three Months Ended June 30,
(in thousands)	2002	2001
Cash From Operating Activities:
Net cash provided by operating activities	$27,173	$20,380

Cash From Investing Activities:
Purchases of property, equipment and intangibles	(3,447)	(2,504)
Purchases of marketable securities	(422)	-
Sales of marketable securities	1,647	63
Acquisitions, net of cash acquired	(10,603)	-
Proceeds from sale of property, equipment & intangibles	500
Other, net	-	6
Net cash used for investing activities	(12,325)	(2,435)

Cash From Financing Activities:
Repurchase of common stock	-	-
Proceeds from exercise of stock options	2,736	4,040
Dividends paid	(704)	(710)
Net repayments under line of credit agreements	(685)	(14,049)
Net cash provided by (used for) financing activities	1,347	(10,719)

Effect of currency exchange rates on cash and cash equivalents	710	(155)

Increase in cash and cash equivalents	16,905	7,071
Cash and cash equivalents at beginning of period	60,398	63,854
Cash and cash equivalents at end of period	$ 77,303	$70,925

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note A - Business Activity

Mentor Corporation was incorporated in April 1969. The Company develops, manufactures and markets a broad range of products for medical specialties in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery and capital equipment used for soft tissue aspiration. Surgical urology products include surgically implantable prostheses for the treatment of impotence and brachytherapy seeds for the treatment of prostate cancer. Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention. The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, distributors and retail outlets by multiple sales forces.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Effects of Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives. Other intangible assets, except those with indefinite lives, will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" on April 1, 2002. The absence of goodwill amortization as a result of adopting SFAS No. 142 is expected to result in an increase in pretax income of approximately $730,000 ($0.02 per diluted share) in fiscal 2003. The Company will perform the first of the impairment tests of goodwill within six months of adopting the statement and has not yet determined what effect the outcome of these impairment tests will have on the Company's financial statements. Impairment tests of goodwill will be performed annually thereafter.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 in the first quarter of 2002 had no impact on the Company's consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position

Note C - Interim Reporting

The Company's three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month of each calendar quarter. The fiscal year end remains March 31st. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates for each of the three interim quarter-ends are shown below:
	Fiscal 2003	Fiscal 2002
First Quarter	June 28, 2002	June 29, 2001
Second Quarter	September 27, 2002	September 28, 2001
Third Quarter	December 27, 2002	December 28, 2001

The accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses and declines in value considered to be other than temporary are included in income. The cost of securities sold is based on the specific identification method. For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of June 30, 2002 and March 31, 2002. Short-term investments, except auction rate securities, mature between three months and one year from the purchase date. The Company's short-term marketable securities consist primarily of U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper. Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year. The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at June 30, 2002 were as follows:
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$15,480	-	-	$15,480
Bank time deposits	494	-	-	494
Money market mutual funds	61,823	-	-	61,823
Marketable equity securities	2,527	377	(1,363)	1,541
U.S., State and Municipal agency obligations	20,742	16	-	20,758
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$101,344	$393	$(1,363)	$100,374

Included in cash and cash equivalents	$77,303	-	-	$77,303
Included in current marketable securities	12,543	-	-	12,543
Included in long-term marketable securities and investments	11,498	393	(1,363)	10,528
Total available-for-sale investments	$101,344	$393	$(1,363)	$100,374

Available-for-sale investments at March 31, 2002 were as follows:
		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$11,417	$ -	$ -	$11,417
Bank time deposits	1,175	-	-	1,175
Money market mutual funds	48,981	-	-	48,981
Marketable equity securities	2,076	774	-	2,850
U.S., State and Municipal agency obligations	21,653	-	(98)	21,555
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Included in cash and cash equivalents	$60,398	$ -	$ -	$60,398
Included in current marketable securities	14,106	-	-	14,106
Included in long-term marketable securities and investments	11,076	774	(98)	11,752
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out FIFO method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2002 and March 31, 2002 consisted of:
(in thousands)	June 30,	March 31,
Raw materials	$ 10,644	$ 10,194
Work in process	11,515	9,908
Finished goods	33,839	27,302
	$ 55,998	$ 47,404

Note F - Property and Equipment

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

Property and equipment at June 30, 2002 and March 31, 2002 consisted of:
(in thousands)	June 30,	March 31,
Land	$ 485	$ 429
Buildings	18,147	14,601
Leasehold improvements	22,106	24,030
Furniture, fixtures and equipment	72,759	63,860
Construction in progress	4,765	6,032
	118,262	108,952
Less accumulated depreciation and amortization	(57,435)	(54,296)
	$ 60,827	$ 54,656

Note G - Other Comprehensive Income

The components of comprehensive income are listed below:
	Three Months Ended June 30,
(in thousands)	2002	2001
Net income	$ 16,749	$ 10,290
Foreign currency translation adjustment	7,519	(2,694)
Unrealized gains (losses) on marketable securities and investment activities	(1,069)	479
Comprehensive income	$ 23,199	$ 8,075

Note H - Income Taxes

The effective rate of corporate income taxes was 28.7% and 31.8% for the quarters ended June 30, 2002 and 2001 respectively. The effective tax rate for the quarter ended June 2002 reflects a refund received during the quarter related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Note I - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:
	Three Months Ended June 30,
(in thousands)	2002	2001
Weighted average outstanding shares: basic	23,534	23,769
Shares issuable through exercise of stock options	1,146	758
Weighted average outstanding shares: diluted	24,680	24,527

Shares issuable through options are determined using the treasury stock method.

Certain employee stock options have been excluded from the computation of diluted earnings per share because their effect would be anti dilutive.

Note J - Acquisition

On May 6, 2002, the Company purchased the assets of the urology business of Portex Ltd., a subsidiary of Smiths Group plc. The acquired business, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products primarily for the home healthcare market. The products are sold mainly in the UK, Germany and the Netherlands. The acquisition was valued at $11,232,000, of which $10,603,000 was paid in cash, plus an acquired liability of $629,000. The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was preliminarily allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The total purchase price was preliminarily allocated to inventory of $3,547,000, buildings of $636,000, production equipment of $1,185,000, leasehold improvements of $585,000, customer base of $548,000 and goodwill and other intangibles with indefinite lives of $4,731,000.

Note K - Business Segment Information

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

Selected financial information for the Company's reportable segments for the quarters ended June 30, 2002 and 2001, and as of March 31, 2002 is as follows:
	Three Months Ended June 30,
(in thousands)	2002	2001
Net Sales
Aesthetic and General Surgery	$ 53,680	$ 42,938
Surgical Urology	26,242	23,647
Clinical and Consumer Healthcare	17,755	14,559
Total consolidated revenues	$ 97,677	$ 81,144

	Three Months Ended June 30,
(in thousands)	2002	2001
Operating profit
Aesthetic and General Surgery	$ 19,941	$ 12,776
Surgical Urology	2,245	1,003
Clinical and Consumer Healthcare	2,781	2,546
Total reportable segments	$ 24,967	$ 16,325

	As of
(in thousands)	June 30, 2002	March 31, 2002
Identifiable assets
Aesthetic and General Surgery	$ 108,056	$ 95,763
Surgical Urology	96,608	88,488
Clinical and Consumer Healthcare	47,361	43,506
Total reportable segments	$ 252,025	$ 227,757

	Three Months Ended June 30,
(in thousands)	2002	2001
Operating income
Reportable segments	$ 24,967	$ 16,325
Corporate operating loss	(2,794)	(2,026)
Interest expense	(301)	(309)
Interest income	560	602
Other income	1,047	500
Income before income taxes	$ 23,479	$ 15,092

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion contain certain forward-looking statements that involve risk and uncertainty. Such forward-looking statements are characterized by future or conditional verbs and include statements regarding new and existing products, technologies and opportunities, market and industry segment growth and demand and acceptance of new and existing products. Such statements are only predictions and the Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, increased competition, changes in product demand, changes in market acceptance, new product development, United States Food and Drug Administration ("FDA") approval or rescission of approval, delay or rejection of new or existing products, changes in agreements with governmental agencies, changes in government regulation, supply of raw materials, changes in reimbursement practices, adverse results of litigation and other risks identified in Form 10-Q or in other documents filed by the Company with the Securities and Exchange Commission. Specific attention should be directed to the sections entitled "Government Regulation", "Legal Proceedings", and "Factors that May Effect Future Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The Company assumes no obligation to update forward-looking statements as circumstances change.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses Mentor Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the critical accounting policies as those that involve the most complex or subjective decisions, estimates or assessments. On an ongoing basis, management evaluates its estimates, assessments and judgments. Management evaluates estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment. These accounting polices are discussed in the Management's Discussion and Analysis and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

RESULTS OF OPERATIONS

Sales

 Sales for the first three months ended June 30, 2002 increased to $97.7 million from $81.1 million for the same period in 2001, an increase of 20%.

Sales of aesthetic and general surgery products increased 25% to $53.7 million for the quarter from $42.9 million in the first quarter of the prior year. Sales of products used in cosmetic augmentation and for reconstruction each increased 26% over the same period in the prior year. The Company believes that the strong growth is partially attributable to a resurgence of demand including surgeries that were postponed after the events of September 11th.. Sales of body contouring (liposuction) products increased 25% over the same period in the prior year.

Sales of surgical urology products increased 11% to $26.2 million for the quarter from $23.6 million in the first quarter of the prior year. Eight percentage points of the year-to-year growth is attributable to increased sales of Porgès surgical products. Penile implant sales grew 11% to $5.9 million from $5.3 million in the comparable period in the prior year. Sales growth is primarily attributable to marketing program efforts to increase consumer awareness. Brachytherapy sales increased slightly over the prior year as unit sales increases were partially offset by competitive pressures, which decreased average selling prices. Sales of the Suspend ® sling were $1.9, a decrease of 9% from the same period in the prior year.

Sales of clinical and consumer healthcare products increased 22% to $17.8 million for the quarter from $14.6 million in the same quarter of the prior year. This growth primarily resulted from the inclusion of sales of products acquired in the May 2002 acquisition of the urology business of Portex Ltd., whose product sales are included beginning in May. Sales of Portex products accounted for 11 percentage points of the year-to-year growth. Increased sales of Porgès products accounted for approximately seven percentage points of the year-to-year growth. Strong growth in the international sales of male external catheters of 17% was partially offset by a modest increase in the sales of self-catheter products.

	Sales by Principal Product Line For the Three Months Ended June 30,
	2002	2001	Percent Change
Aesthetic & General Surgery Products	$ 53,680	$ 42,938	25.0%
Surgical Urology Products	26,242	23,647	11.0%
Clinical & Consumer Healthcare Products	17,755	14,559	22.0%
	$ 97,677	$ 81,144	20.4%

Cost of Sales

 Cost of sales was 39.2% of net sales for the quarter ended June 30, 2002, compared to 40.3% for the same period a year ago. This decrease in costs as a percentage of sales is primarily attributable to aesthetic and surgical urology product manufacturing efficiencies achieved during the prior year and manufacturing support costs increasing at a slower percentage than sales growth.

Selling, General and Administrative

 Selling, general and administrative expenses were 32.6% of net sales for the quarter ended June 30, 2002, a slight decrease from 34.6% for the same period a year ago. Overall spending on selling, general and administrative expenses increased by 14% from the prior year. The decrease as a percentage of net sales reflects the impact of the recent acquisitions of Porgès and Portex (now Mentor Medical, Ltd.). These acquired businesses have a lower percentage of selling, general and administrative expenses to net sales than the historical percentage rate of the Company.

Research and Development

 Research and development expenses were 5.5% of net sales for the quarter ended June 30, 2002, compared to 7.5% for the same period a year ago. The decrease in research and development costs as a percentage of net sales is due to unusually high levels of development costs in the first quarter of the prior year related to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development, along with strong sales growth in the current year. The Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

 Interest expense remained relatively flat from prior year, $301 thousand in the first quarter of fiscal 2003, compared to $309 thousand in the same period of the prior year. Interest expense includes imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of SouthBay Medical and ProSurge Inc. during fiscal 2001 and 2002, respectively.

Interest income decreased from $560 thousand in the first quarter of fiscal 2003 from $602 thousand in the same period of the prior year. The decrease is due to lower prevailing interest rates on short-term investments partially offset by higher cash balances available for investment.

Other income, net primarily includes gains or losses on sales of marketable securities, disposal of assets, and foreign currency gains or losses related to the Company's foreign operations. Other income, net for the three months ending June 30, 2002 included a $500 thousand gain on the sale of an intangible asset and a $259 thousand gain on foreign currency translation. The Company did not have any gains on sales of marketable securities during the quarter ended June 30, 2002 or in the same period for the prior year.

Income Taxes

 The effective rate of corporate income taxes was 28.7% for the first quarter of fiscal 2003 and 31.8% for the first quarter of fiscal 2002. The decrease in the effective tax rate from year-to-year is a result of a higher proportion of income from foreign operations with lower tax rates, tax credits related to research and development, and a refund received in the first quarter of fiscal year 2003 related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Net Income

Net income increased 63% to $16.7 million for the three months ended June 30, 2002 from $10.3 million reported in the comparable period in the previous year. Diluted earnings per share increased 62% to $0.68 per share for the period compared to $0.42 per share for the comparable period last year. Increased sales, lower cost of goods sold and operating expenses as a percentage of net sales, the gain on sale of an intangible asset, and a tax refund all contributed to the increased net income.

LIQUIDITY AND CAPITAL RESOURCES

 The Company had cash, cash equivalents and short-term marketable securities of $90 million at June 30, 2002 compared to $75 million at March 31, 2002. Cash provided by operating activities has been and is expected to continue to be the Company's primary recurring source of funds. The Company's working capital was $144 million at June 30, 2002 compared to $127 million at March 31, 2002. The Company generated $27 million of cash from continuing operating activities during the three months ended June 30, 2002, compared to $20 million the same period the previous year. Increased cash flow from operating activities was primarily the result of increased net income from continuing operations, an increase in accrued liabilities and a decrease in other current assets due to the receipt of $5.4 million in connection with the settlement of litigation. These amounts were partially offset by increases in accounts receivable and inventory.

During the three months ended June 30, 2002, the Company invested $3 million in manufacturing equipment at the new facility the Netherlands and at U.S. locations, and in information technology systems. The Company anticipates investing approximately $15 million in fiscal 2003 to complete the new facility in the Netherlands, invest in an existing facility, purchase production equipment and upgrade and replace information technology systems.

The Company receives cash from the exercise of employee stock options. Employee stock option exercises provided $2.7 million during the quarter ended June 30, 2002 compared to $4.0 million in the same period the previous year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's common stock relative to the exercise price of such options.

The Company's Board of Directors has authorized an ongoing stock repurchase program. The objectives of the program, among other items, are to offset the dilutive effect of the Company's employee stock option program, provide liquidity to the market and to reduce the overall number of shares outstanding. Repurchases are subject to market conditions and cash availability. Although no shares were repurchased during the quarter ended June 30, 2002, the Company repurchased 365 thousand shares for a total cash outlay of $10.2 million subsequent to the end of the quarter. During fiscal 2002, the Company repurchased 732 thousand shares for consideration of $18.7 million, although none of the repurchases were in the quarter ended June 2001. The Company intends to continue the share repurchase program in the remainder of fiscal 2003 and 1.2 million shares remain authorized for repurchase.

In January 2001, the Company completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in Brachytherapy procedures. The total consideration included $2 million in cash, 235,293 restricted shares of the Company's common stock having a fair market value of $4 million at the time of acquisition, and $13.6 million to be paid in cash or the Company's common stock over the next several years. These future payments have been recorded as an acquisition obligation liability at net present value ($11.3 million at June 30, 2002), and will continue to increase as imputed interest is recorded. Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of the Company's common stock valued at fair market value on the date of issuance.

In December 2001, the Company entered into several agreements with ProSurg, Inc. to purchase certain patent rights and a supply of a bio-absorbable co-polymer product to be used in the surgical treatment of incontinence. The total consideration included $2.0 million in cash and $2.7 million in short and long-term payments due over the next several years. The future payments have been recorded as an acquisition obligation liability at net present value and will increase with imputed interest to $3.0 million due over the next several years.

The Company has a secured line of credit ("$25M Credit Agreement") for borrowings of up to $25 million, which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion. The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends the Company may pay and requires maintenance of certain levels of tangible net worth and debt service ratios. During fiscal 2002, the Company used the $25M Credit Agreement to guarantee the secured loan of a vendor in the amount of $5.3 million to facilitate the ramp-up of production capacity related to a new product. Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at June 30, 2002, only $19.7 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries. These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation, and total $ 5.5 million, of which $ 4.6 million was outstanding, and $0.9 million was available at June 30, 2002.

In fiscal 2002, a line of credit of $5.4 million was established to finance the construction of a new facility in Leiden, the Netherlands. The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands. At June 30, 2002, $4.9 million was outstanding and $0.5 million was available under this line. The line of credit provides for conversion to a term loan at prevailing interest rates when construction of the new facility is completed. Conversion is expected to be in the second quarter of fiscal 2003.

At June 30, 2002, the total of short-term borrowings under all lines of credit was $9.5 million and the weighted-average interest rate was 4.05%. The total amount of additional borrowings available to the Company under all lines of credit was $ 21.1 million at June 30, 2002.

The Company has paid a quarterly cash dividend of $.03 per share. At the current annual rate of $.12 per share, the aggregate annual dividend would equal approximately $2.8 million. It is the Company's intent to continue to pay dividends for the foreseeable future subject to among other things, Board approval, cash availability and alternative cash needs. The $25M Credit Agreement limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

On May 6, 2002, the Company announced that it had completed the acquisition of the urology business of Portex Ltd., a subsidiary of Smiths Group plc. The acquired business manufactures and markets incontinence and ostomy products primarily for the home healthcare market. The cash consideration paid for Portex Ltd. was $10.6 million from available cash balances.

The following table summarizes contractual cash and other commercial commitments at June 30, 2002:
(in thousands)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Cash Obligations
Operating leases	$ 39,675	$ 3,985	$ 12,110	$ 7,663	$ 15,917
Total Contractual Cash Obligations	$ 39,675	$ 3,985	$ 12,110	$ 7,663	$ 15,917

Commercial Commitments
Lines of credit	$ 9,523	$ 9,523	$ -	$ -	$ -
Guarantees	5,300	5,300	-	-	-
Other commercial commitments	23,655	9,975	11,151	700	1,829
Total Commercial Commitments	$ 38,478	$ 24,798	$ 11,151	$ 700	$ 1,829

The "Less Than 1 Year" column of Other commercial commitments includes $5.3 million towards the acquisition of a potential supplier. In addition, the Company, in the ordinary course of business, has at any one time, purchase orders for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

The Company's principal source of liquidity at June 30, 2002 consisted of $90 million in cash, cash equivalents and short-term marketable securities, plus $21.1 million available under the existing lines of credit. The Company believes that funds generated from operations, its cash, cash equivalents and marketable securities and funds available under its line of credit agreements will be adequate to meet its working capital needs, capital expenditure requirements and commitments for at least the next 12 months. However, it is possible that the Company may need to raise additional funds to finance its activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies. Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though the Company may not need additional funds, it may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. The Company may not be able to obtain additional funds on terms that would be favorable to the Company and its shareholders, or at all. If additional funds were raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, the equity or debt securities issued by the Company may have rights, preferences or privileges senior to those of the Company's common stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Forward Looking Information Under the Private Securities Litigation Reform Action of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Act was designed to encourage companies to provide prospective information about them without fear of litigation. The prospective information must be identified as forward looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about the Company, plans, strategies, intentions, expectations and prospects contained throughout this document are based on current expectations. These statements are forward looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends. The Company does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Distribution Agreement With North American Scientific, Inc.

The Company has an exclusive worldwide distribution agreement with North American Scientific Inc. ("NASI"), to market and sell radioactive brachytherapy seeds for the treatment of prostate cancer. The products are manufactured by NASI and are marketed and sold by the Company under the names IoGold® and PdGold®. Sales of radioactive seeds supplied to the Company by NASI were $6.7 million in the quarter ended June 30,2002. The agreement expires in 2003 but included a one-time unilateral option for the Company to extend the agreement for three years subject to certain performance criteria. In August 2002, the Company notified NASI that it did not intend to exercise its option to extend the current agreement under the current terms but is willing to negotiate a new agreement with NASI on different terms. If a new agreement cannot be negotiated before the expiration of the original agreement, NASI can cease to supply the radioactive seeds to the Company upon expiration of the original agreement. In light of this, the Company has made arrangements for an additional source of seeds after the expiration of the existing agreement. In addition, the Company believes that additional satisfactory sources for similar radioactive seeds for use in brachytherapy treatment of the prostate can be manufactured or obtained, there is no assurance that such seeds can be manufactured or obtained without interruption, or regulatory delay, on terms satisfactory to the Company or that such additional seeds will ultimately be acceptable to customers. Interruption of the supply of seeds, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

The agreement also provides that NASI can terminate the Company's exclusivity with respect to any product for which Mentor fails to achieve target market share in certain designated markets, subject to curing provisions whereby exclusivity can be maintained. NASI has notified the Company that it believes the required target market share has not been achieved with respect to PdGold® in 2000 and IoGold® in 2001. Subject to a review of the performance criteria by both the Company and NASI, this shortfall could result in NASI's ability to terminate the Company's right of exclusivity, subject to the curing provisions in the agreement, which could result in additional competition (including NASI), and an interruption of supply.

United States Food and Drug Administration

On August 12, 2002 the Company received a letter from the United States Food And Drug Administration, ("FDA"), regarding the April 1992 agreement, (commonly known as the Adjunct Study), between Mentor Corporation and the FDA that sets forth the terms and conditions under which Mentor may sell silicone gel-filled breast implants to physicians participating in the Adjunct Study. The FDA has required a fifth addendum to the agreement to revise the method of distribution of gel-filled breast implants to physicians, provide for certain procedures for site monitoring of protocol compliance, reconciliation and accountability of field inventory, and a right to limit the number of physicians, sites, and/or patients participating in the Adjunct Study if the FDA so desires. The Company will work closely with the FDA to comply with the existing agreement and to negotiate the addendum to the agreement as appropriate. If the Company is unable to negotiate an addendum to the existing agreement with the FDA that is satisfactory to the Company and the FDA, the FDA can terminate the agreement and the Adjunct Study. The Company cannot currently estimate the impact of the requested changes to the agreement on revenue and the results of operations; however, revisions to the method of distribution and monitoring of protocol compliance may have a material negative effect on the Company's revenue, and costs related to the additional compliance procedures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material changes in the Company's exposure to market risk as reported in Item 7A in the annual report on Form 10-K for the fiscal year ended March 31, 2002

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

In 1998, the Company learned that the FDA's Office of Criminal Investigations ("OCI") was conducting an investigation involving the Company. The Company understood that the investigation was dormant until April 2000 when OCI issued a letter requesting that the Company provide OCI with manufacturing data and other corporate records, which the Company provided to OCI. The Company cooperated fully with the OCI investigation. The OCI declined to identify the specific focus of its investigation involving the Company, and the Company has had no direct contact with OCI regarding the investigation since January 2001 when certain additional documents were requested and provided.

On July 9, 2002, the Company presented the five-year follow-up data to the FDA advisory panel related to its saline mammary implant clinical studies. The presentation of this data was a condition of the PMA approval received in May of 2000. Both the Company and its primary domestic competitor, McGhan Medical Corporation, a subsidiary of INAMED, Inc., presented data on their respective studies. Subsequent to the presentation, the Company became aware through the media that the Chairman of the Committee on Energy and Commerce and the Chairman of the Subcommittee on Oversight and Investigations (the Committee) sent a letter to the Deputy Commissioner of the FDA requesting data related to the saline breast implant studies of both manufacturers presented to the FDA advisory panel. The letter further requested that the FDA provide records related to Mentor Corporation since January 2001, excluding the FDA's criminal investigative file. In addition, the letter requested that the Deputy Commissioner obtain a briefing directly from the FDA's Office of Regulatory Affairs and the Office of Criminal Investigations" concerning the true status of the long-standing and ongoing criminal investigation of allegations relating to Mentor Corporation." If the Deputy Commissioner "ascertains that this investigation is in fact still ongoing, [the chairmen] request that [FDA] then brief the Committee members and/or Committee staff with appropriate information . . . to assure the Committee that FDA is actively conducting a criminal investigation. "

The Company has not been contacted by the Committee or the FDA regarding the request. At this time, it is not possible to predict the outcome of this investigation, the FDA's Deputy Commissioner's response, if any, to the letter, or any action taken by the Committee to any Deputy Commissioner's response, or the potential impact on the Company of these investigations or events. The Company believes that it is in compliance with all applicable laws, rules and regulations and has responded to all requests received to date.

Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
No event constituting a material default has occurred respecting any senior security of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits

99.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

There were no reports on Form 8-K in the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)
Date:	August 14, 2002	By:	/s/CHRISTOPHER CONWAY Christopher J. Conway President and Chief Executive Officer
Date:	August 14, 2002	By:	/s/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Conway, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/CHRISTOPHER CONWAY
Christopher J. Conway
Chief Executive Officer

August 13, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adel Michael, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ADEL MICHAEL
Adel Michael
Chief Financial Officer

August 13, 2002