Form 10-Q
period 2002-09-30
MENTOR CORP /MN/
filed 2002-11-14
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

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

Common Shares, par value $.10 per share

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

                Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act).  Yes X  No __

As of November 13, 2002 there were approximately 23,164,959 Common Shares outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets - September 30, 2002 and March 31, 2002
Consolidated Statements of Income - Three Months Ended September 30, 2002 and 2001
Consolidated Statements of Income - Six Months Ended September 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows - Six Months Ended September 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements - September 30, 2002
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

99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 74,981	$ 60,398
Marketable securities	9,195	14,106
Accounts receivable, net	61,786	64,786
Inventories	57,021	47,404
Deferred income taxes	13,933	11,950
Prepaid expenses and other	9,822	12,488
Total current assets	226,738	211,132

Property and equipment, net	61,726	54,656
Intangible assets, net	36,254	37,588
Goodwill, net	15,103	9,155
Long-term marketable securities and investments	10,581	11,752
Other assets	252	353
	$ 350,654	$ 324,636
See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

(in thousands)	September 30, 2002	March 31, 2002
Liabilities and shareholders' equity
Current liabilities:
Account payable	$ 15,646	$ 17,558
Warranty and related reserves	18,056	16,252
Accrued compensation	14,079	15,129
Short-term bank borrowings	9,888	9,470
Sales returns	7,906	7,806
Income taxes payable	1,110	3,979
Current portion of purchase price related to acquired technologies and acquisitions	4,675	4,675
Dividends payable	696	704
Accrued royalties	581	637
Other	12,234	8,366
Total current liabilities	84,871	84,576
Deferred income taxes	2,107	3,009
Long-term accrued liabilities	14,612	12,873

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 50,000,000 shares; Issued and outstanding-
23,213,015 shares at September 30, 2002;
23,472,952 shares at March 31, 2002;	2,321	2,347
Capital in excess of par value	-	-
Foreign currency translation adjustments	(333)	(6,926)
Net unrealized gains (losses) on securities	(1,258)	439
Retained earnings	248,334	228,318
	249,064	224,178
	$ 350,654	$ 324,636
See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share data)	2002	2001
Net sales	$ 89,586	$ 74,347

Costs and expenses:
Cost of sales	37,669	31,618
Selling, general, and administrative	30,157	25,703
Research and development	5,365	5,170
	73,191	62,491

Operating income	16,395	11,856
Interest expense	(236)	(198)
Interest income	672	699
Other income, net	158	96
Income before income taxes	16,989	12,453
Income taxes	4,483	3,964
Net income	$ 12,506	$ 8,489

Basic earnings per share	$ 0.54	$ 0.35
Diluted earnings per share	$ 0.52	$ 0.34

See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Six Months Ended September 30, 2002 and 2001
(Unaudited)

	Six Months Ended September 30,
(in thousands, except per share data)	2002	2001
Net sales	$ 187,263	$ 155,491

Costs and expenses:
Cost of sales	75,914	64,349
Selling, general, and administrative	62,042	53,745
Research and development	10,739	11,242
	148,695	129,336

Operating income	38,568	26,155
Interest expense	(537)	(507)
Interest income	1,232	1,301
Other income, net	1,205	596
Income before income taxes	40,468	27,545
Income taxes	11,213	8,766
Net income	$ 29,255	$ 18,779

Basic earnings per share	$ 1.25	$ 0.79
Diluted earnings per share	$ 1.20	$ 0.76

See notes to condensed consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2002 and 2001
(Unaudited)

(in thousands)	2002	2001
Cash From Operating Activities:
Income from continuing operations	$ 29,255	$ 18,779
Adjustments to derive cash flows from continuing operating activities:
Depreciation	5,913	4,943
Amortization	1,949	1,809
Deferred income taxes	(2,332)	229
Tax benefit from exercise of stock options	1,103	2,127
Loss (gain) on sale of assets	(425)	374
Imputed interest on long-term liabilities	313	232
(Gain) loss on long-term marketable securities	(403)	(32)
Changes in operating assets and liabilities:
Accounts receivable	5,344	1,380
Inventories and other current assets	(903)	(2,847)
Accounts payable and accrued liabilities	2,714	6,500
Income taxes payable	(3,071)	(3,039)
Foreign currency transaction gain	(113)	-
Net cash provided by continuing operating activities	39,344	30,455
Cash From Investing Activities:
Purchases of property and equipment	(7,591)	(6,589)
Purchases of intangibles	(665)	5
Purchases of marketable securities	(914)	(222)
Sales of marketable securities	5,005	-
Acquisitions, net of cash acquired	(10,603)	-
Proceeds from sale of property, equipment and intangibles	500	11
Other, net	-	6
Net cash used for continuing investing activities	(14,268)	(6,788)
Cash From Financing Activities:
Repurchase of common stock	(12,199)	(15,091)
Proceeds from exercise of stock options	3,203	5,425
Dividends paid	(1,413)	(1,430)
Borrowings (repayments) under line of credit agreements, net	(707)	(12,770)
Net cash used for financing activities	(11,116)	(23,866)
Effect of currency exchange rates on cash and cash equivalents	623	86
Increase (decrease) in cash and cash equivalents	14,583	(113)
Cash and cash equivalents at beginning of year	60,398	63,854
Cash and cash equivalents at end of period	$ 74,981	$ 63,741

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note A - Business Activity

Mentor Corporation, (the "Company"), was incorporated in April 1969.  The Company develops, manufactures and markets a broad range of products for medical specialties in three reportable segments:  aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery and capital equipment used for liposuction.  Surgical urology products include surgically implantable prostheses for the treatment of impotence and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.  The Company's products are sold to hospitals, physicians and through various health care dealers, wholesalers, distributors and retail outlets by multiple sales forces.

Note B - Summary of Significant Accounting Policies

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests.  All intercompany accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.  Financial information presented in the Notes to Consolidated Financial Statements excludes discontinued operations, except where noted

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.

Effects of Recent Accounting Pronouncements

In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but will be tested at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their useful lives.  Other intangible assets, except those with indefinite lives, will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any.  SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" on April 1, 2002.  The absence of goodwill amortization as a result of adopting SFAS No. 142 is expected to result in an increase in pretax income of approximately $730,000 ($0.02 per diluted share) in fiscal 2003.  The required initial assessment for impairment indicators has been completed and there was no indication that goodwill was impaired.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."  SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS No. 144 in the first quarter of fiscal 2003 had no impact on the Company's consolidated results of operations or financial position.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position

 Note C - Interim Reporting

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

The accompanying unaudited condensed consolidated financial statements for the three and six-month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year.

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

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values (based on quoted market prices) and the costs of securities in the investment portfolio as of September 30, 2002 and March 31, 2002.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.  The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at September 30, 2002 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$16,380	$ -	$ -	$16,380
Bank time deposits	488	-	-	488
Money market mutual funds	58,601	-	-	58,601
Marketable equity securities	2,393	-	(1,961)	432
U.S., State and Municipal agency obligations	18,551	26	-	18,577
Corporate debt securities	279	-	-	279
Total available-for-sale investments	$96,692	$ 26	$(1,961)	$94,757

Included in cash and cash equivalents	$74,981	$ -	$ -	$74,981
Included in current marketable securities	9,195	-	-	9,195
Included in long-term marketable securities and investments	12,516	26	(1,961)	10,581
Total available-for-sale investments	$96,962	$ 26	$(1,961)	$94,757

Available-for-sale investments at March 31, 2002 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$11,417	$ -	$ -	$11,417
Bank time deposits	1,175	-	-	1,175
Money market mutual funds	48,981	-	-	48,981
Marketable equity securities	2,076	774	-	2,850
U.S., State and Municipal agency obligations	21,653	-	(98)	21,555
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Included in cash and cash equivalents	$60,398	$ -	$ -	$60,398
Included in current marketable securities	14,106	-	-	14,106
Included in long-term marketable securities and investments	11,076	774	(98)	11,752
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2002 and March 31, 2002 consisted of:

(in thousands)	September 30,	March 31,
Raw materials	$ 11,226	$ 10,194
Work in process	11,026	9,908
Finished goods	34,769	27,302
	$ 57,021	$ 47,404

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

Property and equipment at September 30, 2002 and March 31, 2002 consisted of:

(in thousands)	September 30,	March 31,
Land	$ 447	$ 429
Buildings	18,090	14,601
Leasehold improvements	22,198	24,030
Furniture, fixtures and equipment	74,201	63,860
Construction in progress	6,786	6,032
	121,722	108,952
Less accumulated depreciation and amortization	(59,996)	(54,296)
	$ 61,726	$ 54,656

Note G - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Net income	$ 12,506	$ 8,489	$ 29,255	$ 18,779
Foreign currency translation adjustment	(926)	3,367	6,593	673
Unrealized gains (losses) on marketable securities and investment activities, net	(628)	(492)	(1,697)	(13)
Comprehensive income	$ 10,952	$ 11,364	$ 34,151	$ 19,439

 Note H - Income Taxes

The effective rate of corporate income taxes was 27.7% and 31.8% for the six-month periods ended September 30, 2002 and 2001 respectively. The effective tax rate for the six-month period ended September 2002 reflects refunds received in the first and second quarters of fiscal 2003 related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Note I - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Weighted average outstanding shares: basic	23,305	23,982	23,418	23,876
Shares issuable through exercise of stock options	836	837	992	798
Weighted average outstanding shares: diluted	24,141	24,819	24,410	24,674

Shares issuable through options are determined using the treasury stock method.

Certain employee stock options have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note J - Acquisition

On May 6, 2002, the Company purchased the assets of the urology business of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired business, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products primarily for the home healthcare market.  The products are sold mainly in the UK, Germany and the Netherlands.  The acquisition was valued at $11,232,000, of which 10,603,000 was paid in cash, plus an acquired liability of $629,000.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was preliminarily allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was preliminarily allocated to inventory of $3,547,000, buildings of $636,000, production equipment of $1,185,000, leasehold improvements of $585,000, customer base of $548,000 and goodwill and other intangibles with indefinite lives of $4,731,000.

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment and disposables.  The surgical urology segment includes penile implants, surgical incontinence products and brachytherapy seeds for the treatment of prostate cancer.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the three and six-month periods ended September 30, 2002 and 2001, and as of March 31, 2002 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Net Sales
Aesthetic and General Surgery	$ 42,748	$ 36,388	$ 96,428	$ 79,326
Surgical Urology	25,746	22,535	51,988	46,182
Clinical and Consumer Healthcare	21,092	15,424	38,847	29,983
Total consolidated revenues	$ 89,586	$ 74,347	$ 187,263	$ 155,491

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Operating profit
Aesthetic and General Surgery	$ 14,415	$ 9,456	$ 34,356	$ 22,232
Surgical Urology	848	1,269	3,093	2,272
Clinical and Consumer Healthcare	3,678	3,160	6,459	5,706
Total reportable segments	$ 18,941	$ 13,885	$ 43,908	$ 30,210

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Operating income
Reportable segments	$ 18,941	$ 13,885	$ 43,908	$ 30,210
Corporate operating loss	(2,546)	(2,029)	(5,340)	(4,055)
Interest expense	(236)	(198)	(537)	(507)
Interest income	672	699	1,232	1,301
Other income	158	96	1,205	596
Income before income taxes	$ 16,989	$ 12,453	$ 40,468	$ 27,545

	As of
(in thousands)	September 30, 2002	March 31, 2002
Identifiable assets
Aesthetic and General Surgery	$ 101,954	$ 95,763
Surgical Urology	97,091	88,488
Clinical and Consumer Healthcare	47,718	43,506
Total reportable segments	$ 246,763	$ 227,757

 Note L - Event Subsequent to September 30, 2002

On November 4, 2002, the Company announced that it had reached an agreement to acquire Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The transaction will be completed in February 2003 and is expected to be paid from existing cash balances.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2002 increased to $89.6 million from $74.3 million for the same period in 2001, an increase of 20%.  The increase is sales was in both domestic and international markets.  Approximately three percentage points of the growth was the effect of a stronger euro on reported sales and approximately five percentage points related to the May 2002 acquisition of Portex Ltd.  Sales in the comparable periods of the prior year were negatively affected by the events of September 11, 2001.  The effect of the disruption to air shipments and postponed and cancelled surgeries was estimated to be over $2 million.

Sales of aesthetic and general surgery products increased 17% to $42.7 million for the quarter from $36.4 million in the same quarter of the prior year.  Sales of products used in cosmetic augmentation and for reconstruction each increased 18% over the same period in the prior year. Sales growth was primarily attributable to strong product demand both domestically and internationally, the introduction of an improved tissue expander in the fourth quarter of fiscal 2002, and the benefit from the effect of the strong euro.

Sales of surgical urology products increased 14% to $25.7 million for the quarter from $22.5 million in the same quarter of the prior year.   Increases in sales of disposable surgical products over sales in the comparable period of the prior year were partially offset by a 7% decrease in penile implant sales.  Brachytherapy sales increased 6% over the same period in the prior year as unit sales increases were partially offset by competitive pressures, which decreased average selling prices.  Sales of products used in pelvic floor reconstruction and incontinence including the Suspend ® sling increased 9% from the same period in the prior year.

Sales of clinical and consumer healthcare products increased 37% to $21.1 million for the quarter from $15.4 million in the same quarter of the prior year.  This growth primarily resulted from the inclusion of sales of products acquired in the May 2002 acquisition of the urology business of Portex Ltd.   Sales of Portex products accounted for 26 percentage points of the year-to-year growth.  Increased sales of disposable products acquired in the Porges acquisition accounted for approximately three percentage points of the year-to-year growth.  Strong growth in the international sales of male external catheters was diluted by a modest increase in the sales of self-catheter products.

For the six months ended September 30, 2002 sales increased 20% from $155.5 million to $187.3 million.   Increased sales were recorded in each major segment and market.  International sales were aided by a generally weaker dollar and the May 2002 acquisition Portex Ltd., which accounted for approximately four percentage points and two percentage points of the increase, respectively.  Surgical urology product revenue increased 13% primarily due to the sales of disposable surgical product lines.  Aesthetic and General surgery products increased 22% reflecting growth in augmentation and reconstruction mammary implant products and increases in body contouring revenues.  Clinical and Consumer Healthcare revenue increased 30% primarily due to sales of products acquired in the May 2002 acquisition of Portex, Ltd. and growth in external catheter sales.

	Sales by Principal Product Line
	For the Three Months Ended September 30,			For the Six Months Ended September 30,
	2002	2001	Percent Change	2002	2001	Percent Change
Aesthetic & General Surgery Products	$ 42,748	$ 36,388	17.5%	$ 96,428	$ 79,326	21.6%
Surgical Urology Products	25,746	22,535	14.2%	51,988	46,182	12.6%
Clinical & Consumer Healthcare Products	21,092	15,424	36.7%	38,847	29,983	29.6%
	$ 89,586	$ 74,347	20.5%	$187,263	$ 155,491	20.4%

Cost of Sales

Cost of sales as a percentage of net sales for the three and six-month periods ended September 30, 2002 were 42.0% and 40.5% compared to 42.5% and 41.4% for the same periods a year ago.  This decrease in costs as a percentage of sales is primarily attributable to aesthetic and surgical urology product manufacturing efficiencies achieved during the prior year and sales growth increased at a higher percentage rate than manufacturing support costs.

Selling, General and Administrative

Selling, general and administrative expenses were 33.7% of net sales for the quarter ended September 30, 2002, a slight decrease from 34.6% for the same period a year ago.  For the six months ended September 30, 2002, selling, general and administrative expenses were 33.1% of net sales compared to 34.6%.  Overall spending on selling, general and administrative expenses increased by 15.4% from the prior year.  The decrease as a percentage of net sales reflects efficiencies in general and administrative expenses and the impact of the recent acquisition of Portex (now Mentor Medical, Ltd.).  Mentor Medical Ltd. has a lower percentage of selling, general and administrative expenses to net sales than the historical percentage rate of the Company.

Research and Development

Research and development expenses as a percent of net sales for the three and six-month periods ended September 30, 2002 were 6.0% and 5.7%, respectively, compared to 7.0% and 7.2% for the same periods a year ago.  The decrease in research and development costs as a percentage of net sales is due to unusually high levels of development costs in the prior year related to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development, along with strong sales growth in the current year.  Total spending on research and development decreased 4% over the comparable six-month period in the prior year; consequently the research and development expenses as a percentage of net sales have decreased. The Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $236 thousand in the second quarter of fiscal 2003, compared to $198 thousand in the same period of the prior year.  Interest expense includes imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of SouthBay Medical and ProSurg Inc. during fiscal 2001 and 2002, respectively.

Interest income decreased to $672 thousand in the second quarter of fiscal 2003 from $699 thousand in the same period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments partially offset by higher cash balances available for investment.

Other income, net primarily includes gains or losses on sales of marketable securities, and foreign currency gains or losses related to the Company's foreign operations.  Other income, net for the six months ending September 30, 2002 totals $1.2 million and includes a $500 thousand gain on the sale of an intangible asset, approximately $400 thousand on gains on sales of marketable securities, unrealized losses on short-term marketable securities, and approximately $504 thousand gain on foreign currency translation.

Income Taxes

The effective rate of corporate income taxes for the three and six months ended September 30, 2002 was 26.4% and 27.7% as compared to 31.8% in both comparable periods in the prior year.  The decrease in the effective tax rate from the comparable periods in the prior year is a result of a higher proportion of income from foreign operations with lower tax rates, tax credits related to research and development, and refunds received in the first and second quarters of fiscal year 2003 related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Net Income

Net income for the three-month period ended September 30, 2002 increased 47% to $12.5 million from $8.5 million in the comparable period in the prior year.  Net income increased 56% from $18.8 million reported in the previous year to $29.3 million for the six-months ended September 30, 2002.  Diluted earnings per share increased 53% to $.52 for the three-month period compared to $.34 for the comparable period last year.  Increased sales, lower cost of goods sold and operating expenses as a percentage of net sales, the gain on sale of an intangible asset, and a tax refund all contributed to the increased net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term marketable securities of $84 million at September 30, 2002 compared to $75 million at March 31, 2002.  Cash provided by operating activities has been and is expected to continue to be the Company's primary recurring source of funds.  The Company's working capital was $142 million at September 30, 2002 compared to $127 million at March 31, 2002.  The Company generated $39.3 million of cash from continuing operating activities during the six months ended September 30, 2002, compared to $30 million the same period the previous year.  Increased cash flow from operating activities was primarily the result of increased net income from continuing operations, an increase in accrued liabilities and a decrease in other current assets due to the receipt of $5.4 million in connection with the settlement of litigation.  These amounts were partially offset by increases in accounts receivable and inventory.

During the six months ended September 30, 2002, the Company invested $7.6 million in manufacturing equipment at the new facility in the Netherlands and at U.S. locations, and in information technology systems.  The Company anticipates investing approximately $15 million in fiscal 2003 to complete the new facility in the Netherlands, invest in an existing facility, purchase production equipment and upgrade and replace information technology systems.

The Company receives cash from the exercise of employee stock options.  Employee stock option exercises provided $3.2 million during the six months ended September 30, 2002 compared to $5.4 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's common stock relative to the exercise price of such options.

The Company's Board of Directors has authorized an ongoing stock repurchase program.  The objectives of the program, among other items, are to offset the dilutive effect of the Company's employee stock option program, provide liquidity to the market and to reduce the overall number of shares outstanding.  Repurchases are subject to market conditions and cash availability.  The Company repurchased 433 thousand shares for cash of $12.2 million in the six months ended September 30, 2002.   The Company intends to continue the share repurchase program in the remainder of fiscal 2003 and 1.1 million shares remain authorized for repurchase.

In January 2001, the Company completed the acquisition of SouthBay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 235,293 restricted shares of the Company's common stock having a fair market value of $4 million at the time of acquisition, and $13.6 million to be paid in cash or the Company's common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($11.4 million at September 30, 2002), and will continue to increase as imputed interest is recorded.  Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of the Company's common stock valued at fair market value on the date of issuance.

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

The Company has a secured line of credit ("$25M Credit Agreement") for borrowings of up to $25 million, which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion.  The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends the Company may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  During fiscal 2002, the Company used the $25M Credit Agreement to guarantee the secured loan of a vendor in the amount of $5.3 million to facilitate the ramp-up of production capacity related to a new product.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at September 30, 2002, only $19.7 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation, and total $6.0 million, which was outstanding, and no additional borrowings were available at September 30, 2002.

In fiscal 2002, a line of credit of $5.4 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At September 30, 2002, $3.9 million was outstanding and $1.4 million was available under this line.  The line of credit provides for conversion to a term loan at prevailing interest rates when construction of the new facility is completed. Conversion is expected to be in the third quarter of fiscal 2003.

At September 30, 2002, the total of short-term borrowings under all lines of credit was $ 9.9 million and the weighted-average interest rate was 4.0%.  The total amount of additional borrowings available to the Company under all lines of credit was $21.1 million at September 30, 2002.

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

On November 4, 2002, the Company announced that it had reached an agreement to acquire Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The transaction will be completed in February 2003 and is expected to be paid from existing cash balances.

The following table summarizes contractual cash and other commercial commitments at September 30, 2002:

(in thousands)		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Operating leases	$ 38,682	$ 4,000	$12,081	$ 7,635	$14,966
Total Contractual Cash Obligations	$ 38,682	$ 4,000	$12,081	$ 7,635	$14,966

Commercial Commitments
Lines of credit	$ 9,888	$ 9,888	$ -	$ -	$ -
Guarantees	5,300	5,300	-	-	-
Other commercial commitments	25,080	9,975	11,145	700	3,260
Total Commercial Commitments	$40,268	$25,163	$11,145	$ 700	$ 3,260

The "Less Than 1 Year" column of Other commercial commitments includes $5.3 million towards the acquisition of a potential supplier.    In addition, the Company, in the ordinary course of business, has at any one time, purchase orders for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

The Company's principal source of liquidity at September 30, 2002 consisted of $84 million in cash, cash equivalents and short-term marketable securities, plus $21 million available under the existing lines of credit.  The Company believes that funds generated from operations, its cash, cash equivalents and marketable securities and funds available under its line of credit agreements will be adequate to meet its working capital needs, capital expenditure requirements and commitments for at least the next 12 months.  However, it is possible that the Company may need to raise additional funds to finance its activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though the Company may not need additional funds, it may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  The Company may not be able to obtain additional funds on terms that would be favorable to the Company and its shareholders, or at all.  If additional funds were raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by the Company may have rights, preferences or privileges senior to those of the Company's common stock.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

Forward-Looking Information Under the Private Securities Litigation Reform Action of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  The Act was designed to encourage companies to provide prospective information about them without fear of litigation.  The prospective information must be identified as forward-looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements.  The statements about the Company, plans, strategies, intentions, expectations and prospects contained throughout this document are based on current expectations.  These statements are forward-looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties.  In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.  The Company does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Distribution Agreement With North American Scientific, Inc.

The Company has an exclusive worldwide distribution agreement with North American Scientific Inc. ("NASI"), to market and sell radioactive brachytherapy seeds for the treatment of prostate cancer.  The products are manufactured by NASI and are exclusively marketed and sold by the Company under the names IoGold® and PdGold® for iodine and palladium seeds, respectively.  Sales of radioactive seeds supplied to the Company by NASI were $6.8 million in the quarter ended September 30, 2002. The distribution agreement expires on January 31, 2003 but included a one-time unilateral option for the Company to extend the agreement for three years subject to certain performance criteria.  In August 2002, the Company notified NASI that it did not intend to exercise its option to extend the current agreement under the current terms but is willing to negotiate a new agreement with NASI on different terms.  A new agreement has not been negotiated as of November 14, 2002.  NASI has announced that it is hiring key personnel to directly market and distribute its brachytherapy products. If a new agreement cannot be negotiated before the expiration of the original agreement, NASI can cease to supply the radioactive seeds to the Company upon expiration of the original agreement.  Following the expiration of the Agreement, NASI will be entitled to directly market its brachytherapy seeds, resulting in additional competition.  On November 4, 2002 the Company announced it has reached an agreement to purchase Mills Biopharmaceutical Inc., a manufacturer of iodine brachytherapy seeds.  The purchase will be completed after the expiration of the existing agreement with NASI.  In addition, the Company believes that additional satisfactory sources for similar radioactive seeds for use in brachytherapy treatment of the prostate can be manufactured or obtained.  There is no assurance that such seeds can be manufactured or obtained without interruption, or regulatory delay, on terms satisfactory to the Company or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

The distribution agreement also provides that NASI can terminate the Company's exclusivity with respect to any product for which Mentor fails to achieve target market share in certain designated markets, subject to curing provisions whereby exclusivity can be maintained.  NASI has notified the Company that it believes the required target market share has not been achieved with respect to palladium and iodine seeds.  The agreement specifies curing provisions and timelines once the Company has received notice.  The timelines and curing provisions currently extend beyond the scheduled end of the agreement, January 31, 2003, and while they could have resulted in NASI's ability to terminate the Company's right of exclusivity, the agreement is scheduled to expire before the end of the applicable cure periods, although NASI has taken a contrary position with respect to palladium seeds.  Loss of exclusivity to palladium seeds before the agreement expires could result in additional competition as to that product (NASI has already commenced efforts to compete), which may have a negative effect on revenue and results of operations.

United States Food and Drug Administration

 On August 12, 2002 the Company received a letter from the United States Food and Drug Administration, ("FDA"), regarding the April 1992 agreement (commonly known as the Adjunct Study) between Mentor Corporation and the FDA that sets forth the terms and conditions under which Mentor may sell silicone gel-filled breast implants to physicians participating in the Adjunct Study.  The FDA requested a fifth addendum to the agreement to revise the method of distribution of gel-filled breast implants to physicians, provide for certain procedures for site monitoring of protocol compliance, reconciliation and accountability of field inventory, and a right to limit the number of physicians, sites, and/or patients participating in the Adjunct Study if the FDA so desires.  The Company has worked closely with the FDA to comply with the existing agreement and to address the FDA concerns.  On October 10, 2002 the Company received a letter from the FDA recognizing the Company's efforts to address the FDA concerns and outlining conditions for continuing participation in the Adjunct study.  The FDA is not requiring a fifth addendum to the Adjunct Study agreement at this time. The additional conditions to the method of distribution and monitoring of protocol compliance will require additional procedures and expenses and may have a negative effect on physician purchases of product used in the study and consequently affect revenue.  The Company cannot currently estimate the impact of the additional conditions on revenue and the results of operations.  If the Company is unable meet the additional conditions outlined by the FDA, the FDA can require additional conditions, a fifth addendum to the agreement, or terminate the agreement (i.e., the Adjunct Study) if the FDA so desires.  Additional procedures or termination of the Adjunct Study may have a material negative effect on the Company's revenue, and results of operations.

 In August of this year, the Centers for Medicare and Medicaid Services ("CMS") published for comment its Proposed Rule of Changes to the Medicare Outpatient Prospective Payment System (OPPS) and payment rates for calendar year 2003.  The rule determines the amount that hospitals will be reimbursed for procedures performed on an outpatient basis and is important, as it determines the profitability of certain procedures for the hospital and which may impact the procedures that the facility will choose to perform.  The Company commented directly and through industry groups on the proposed reimbursement of outpatient procedures that include the Company's products.  The products affected include penile implants for the treatment of impotence, iodine and palladium brachytherapy seeds for the treatment of prostate cancer, and others products.  On November 1, 2002 CMS issued its final rule concerning reimbursement of outpatient procedures for 2003.  CMS considered the Company's comments and increased its reimbursement for these procedures and committed to addressing certain other reimbursement issues related to the Company's products.  However, the final rule results in an overall reduction in the amount of reimbursement for outpatient procedures which include our penile implants for erectile dysfunction and made certain changes to the reimbursement for brachytherapy procedures which include the Company's radioactive seed products.  Most of the Company's domestic sales of brachytherapy seeds are reimbursed under these rules; however the effect of the changes in reimbursement procedures and amounts is expected to be minimal.  The Company estimates that approximately $14 million of annual revenue for our penile implants for the treatment of erectile dysfunction is reimbursed under this rule or approximately four percent of total Company revenues. The Company cannot currently estimate the effect of the final rule on the Company's penile implant customers who are reimbursed under the rule, on revenue, on the Company's ability to secure additional reimbursement for new or improved implants, or ultimately, on operating results; however, the reduction in reimbursement may negatively impact the Company's results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material changes in the Company's exposure to market risk as reported in Item 7A in the annual report on Form 10-K for the fiscal year ended March 31, 2002.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In 1998, the Company learned that the FDA's Office of Criminal Investigations ("OCI") was conducting an investigation involving the Company.  The Company understood that the investigation was dormant until April 2000 when OCI issued a letter requesting that the Company provide OCI with manufacturing data and other corporate records, which the Company provided to OCI.  The Company cooperated fully with the OCI investigation.  The OCI declined to identify the specific focus of its investigation involving the Company, and except as noted below, the Company has had no direct contact with OCI regarding the investigation since January 2001 when certain additional documents were requested and provided.

On July 9, 2002, the Company presented the five-year follow-up data to the FDA advisory panel related to its saline mammary implant clinical studies.  The presentation of this data was a condition of the PMA approval received in May of 2000.  Both the Company and its primary domestic competitor, McGhan Medical Corporation, a subsidiary of INAMED, Inc., presented data on their respective studies.  Subsequent to the presentation, the Company became aware through the media that the Chairman of the Committee on Energy and Commerce and the Chairman of the Subcommittee on Oversight and Investigations (the "Committee") sent a letter to the Deputy Commissioner of the FDA requesting data related to the saline breast implant studies of both manufacturers presented to the FDA advisory panel.  The letter further requested that the FDA provide records related to Mentor Corporation since January 2001, excluding the FDA's criminal investigative file.  In addition, the letter requested that the Deputy Commissioner obtain a briefing directly from the FDA's Office of Regulatory Affairs and the Office of Criminal Investigations "concerning the true status of the long-standing and ongoing criminal investigation of allegations relating to Mentor Corporation."   If the Deputy Commissioner "ascertains that this investigation is in fact still ongoing, [the chairmen] request that [FDA] then brief the Committee members and/or Committee staff with appropriate information  .  .  .  to assure the Committee that FDA is actively conducting a criminal investigation."

On September 27, 2002 media articles announced that the FDA had completed and closed its criminal investigation of Mentor.  The media also reported that the Chairmen of the House Subcommittee on Oversight and Investigations wrote the FDA and asked for "all records relating to the FDA's criminal investigation of Mentor Corporation."

The Company has received confirmation from the FDA Office of Criminal investigation that the criminal investigation has been closed.

The Company believes that it is in compliance with all applicable laws, rules and regulations and has responded to all requests received to date.

Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
No event constituting a material default has occurred respecting any senior security of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders

At the Company's 2002 Annual Meeting of Shareholders held on September 12, 2002, the following proposals were presented and approved:

(1)  A proposal to elect a Board of Directors of the Company to serve until the next annual meeting, or until their successors are elected, as follows:

Name of Director                                   Votes For                          Votes Withheld
Christopher J. Conway                           10,283,248                                   45,712
Eugene G. Glover                                   20,384,358                                   45,712
Walter W. Faster                                    15,458,569                              4,971,501
Michael Nakonechny                              20,304,058                                 126,012
Dr. Richard W. Young                            20,253,806                                 176,264
Ronald J. Rossi                                       20,306,058                                 126,012

There were no broker non-votes.

(2) A proposal to approve an amendment of the Company's restated Articles of Incorporation to increase the authorized shares from 50,000,000 to 150,000,000.  The proposal received 12,896,164 votes for, and 7,504,265 votes against ratification. There were 29,638 abstentions and 3 broker non-votes.  The Company intends to file its amended restated Articles of Incorporation to the State of Minnesota in the near future.

(3) A proposal to ratify the appointment of Ernst & Young LLP to act as independent auditors of the Company for the fiscal year ending March 31, 2003.  The proposal received 20,272,888 votes for, and 29,638 against ratification.  There were 36,633 abstentions and 1 broker non-votes.

Other Information

Controls and Procedures

 a)  Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

b)  Changes in internal controls.  There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits

99.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports on Form 8-K in the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	November 13, 2002	By:	/S/CHRISTOPHER; J. CONWAY Christopher J. Conway President and Chief Executive Officer

Date:	November 13, 2002	By:	/S/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer

§ 302 CERTIFICATION

I, Christopher J. Conway, certify that:

1.      I have reviewed this quarterly report on Form 10‑Q of Mentor Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.      The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                                           /S/CHRISTOPHER J. CONWAY
                                                                                    Christopher J. Conway
                                                                                    President and Chief Executive Officer

§ 302 CERTIFICATION

I, Adel Michael, certify that:

1.      I have reviewed this quarterly report on Form 10‑Q of Mentor Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                                           /S/ADEL MICHAEL
                                                                                    Adel Michael
                                                                                    Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10‑Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Conway, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/CHRISTOPHER J. CONWAY
Christopher J. Conway
Chief Executive Officer
November 13, 2002

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10‑Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adel Michael, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ADEL MICHAEL
Adel Michael
Chief Financial Officer
November 13, 2002