Form 10-Q
period 2002-12-31
MENTOR CORP /MN/
filed 2003-02-14
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Shares, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No ☐

As of February 13, 2003 there were approximately 46,362,868 Common Shares outstanding.

MENTOR CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 77,740	$ 60,398
Marketable securities	8,005	14,106
Accounts receivable, net	66,255	64,786
Inventories	59,967	47,404
Deferred income taxes	13,946	11,950
Prepaid expenses and other	10,350	12,488
Total current assets	236,263	211,132

Property and equipment, net	64,732	54,656
Intangible assets, net	36,158	37,588
Goodwill, net	14,718	9,155
Long-term marketable securities and investments	12,784	11,752
Other assets	266	353
	$ 364,921	$ 324,636
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2002	March 31, 2002
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 15,017	$ 17,558
Warranty and related reserves	18,901	16,252
Accrued compensation	15,611	15,129
Short-term bank borrowings	7,919	9,470
Sales returns	9,209	7,806
Income taxes payable	-	3,979
Current portion of purchase price related to acquired technologies and acquisitions	4,675	4,675
Dividends payable	927	704
Accrued royalties	687	637
Other	12,620	8,366
Total current liabilities	85,566	84,576
Deferred income taxes	2,034	3,009
Long-term accrued liabilities	14,996	12,873

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding-
46,342,032 shares at December 31, 2002;
46,945,904 shares at March 31, 2002;	4,634	4,695
Capital in excess of par value	-	-
Foreign currency translation adjustments	4,113	(6,926)
Net unrealized gains (losses) on securities	(1,318)	439
Retained earnings	254,896	225,970
	262,325	224,178
	$ 364,921	$ 324,636
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended December 31, 2002 and 2001 (Unaudited)
	Three Months Ended December 31,
(in thousands, except per share data)	2002	2001
Net sales	$ 94,039	$ 78,975

Costs and expenses:
Cost of sales	38,167	32,105
Selling, general, and administrative	32,194	27,304
Research and development	5,799	4,779
	76,160	64,188

Operating income	17,879	14,787
Interest expense	(245)	(152)
Interest income	599	565
Other income (expense), net	526	(826)
Income before income taxes	18,759	14,374
Income taxes	5,777	4,557
Net income	$ 12,982	$ 9,817

Basic earnings per share	$ 0.28	$ 0.21
Diluted earnings per share	$ 0.27	$ 0.20

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Nine Months Ended December 31, 2002 and 2001 (Unaudited)
	Nine Months Ended December 31,
(in thousands, except per share data)	2002	2001
Net sales	$ 281,302	$ 234,466

Costs and expenses:
Cost of sales	114,081	96,454
Selling, general, and administrative	94,236	81,049
Research and development	16,538	16,021
	224,855	193,524

Operating income	56,447	40,942
Interest expense	(782)	(659)
Interest income	1,831	1,866
Other income, net	1,731	(230)
Income before income taxes	59,227	41,919
Income taxes	16,990	13,323
Net income	$ 42,237	$ 28,596

Basic earnings per share	$ 0.90	$ 0.60
Diluted earnings per share	$ 0.87	$ 0.58

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Nine Months Ended December 31, 2002 and 2001 (Unaudited)
(in thousands)	2002	2001
Cash From Operating Activities:
Net income	$ 42,237	$ 28,596
Adjustments to derive cash flows from operating activities:
Depreciation	8,884	7,330
Amortization	2,915	2,846
Deferred income taxes	(2,481)	689
Tax benefit from exercise of stock options	2,567	2,193
Loss (gain) on sale of assets	(413)	379
Imputed interest on long-term liabilities	457	351
(Gain) loss on long-term marketable securities	(403)	1,021
Foreign currency transaction (gain) loss	(247)	83
Changes in operating assets and liabilities:
Accounts receivable	2,275	308
Inventories and other current assets	(3,275)	(2,291)
Accounts payable and accrued liabilities	6,489	9,763
Income taxes payable	(4,006)	27
Net cash provided by operating activities	54,999	51,295
Cash From Investing Activities:
Purchases of property and equipment	(11,960)	(11,455)
Purchases of intangibles	(808)	(4,297)
Purchases of marketable securities	(3,215)	(1,192)
Sales of marketable securities	6,277	(8,914)
Acquisitions, net of cash acquired	(10,603)	-
Proceeds from sale of property, equipment and intangibles	500	11
Other, net	-	6
Net cash used for investing activities	(19,809)	(25,841)
Cash From Financing Activities:
Repurchase of common stock	(19,997)	(18,715)
Proceeds from exercise of stock options	6,358	3,173
Dividends paid	(2,110)	(2,125)
Borrowings (repayments) under line of credit agreements, net	(3,316)	(8,975)
Net cash used for financing activities	(19,065)	(26,642)
Effect of currency exchange rates on cash and cash equivalents	1,217	(60)
Increase (decrease) in cash and cash equivalents	17,342	(1,248)
Cash and cash equivalents at beginning of year	60,398	63,854
Cash and cash equivalents at end of period	$ 77,740	$ 62,606

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

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

Stock Split

On December 13, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on or about January 17, 2003 to shareholders of record on December 31, 2002.  All references in the financial statements to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

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

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement No. 148 is effective for fiscal years ending after December 15, 2002.  The Company will continue to account for stock-based employee compensation under the intrinsic value method of Opinion 25 but will adopt the disclosure provisions of Statement No. 148 in the fourth quarter of fiscal 2003.  Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

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

The accompanying unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year.

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

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses nor any material differences between estimated fair values (based on quoted market prices) and the costs of securities in the investment portfolio as of December 31, 2002 and March 31, 2002.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.  The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at December 31, 2002 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 15,953	$ -	$ -	$ 15,953
Bank time deposits	-	-	-	-
Money market mutual funds	61,787	-	-	61,787
Marketable equity securities	2,393	-	(2,049)	344
U.S., State and Municipal agency obligations	20,143	23	-	20,166
Corporate debt securities	279	-	-	279
Total available-for-sale investments	$ 100,555	$ 23	$(2,049)	$ 98,529

Included in cash and cash equivalents	$ 77,740	$ -	$ -	$ 77,740
Included in current marketable securities	8,005	-	-	8,005
Included in long-term marketable securities and investments	14,810	23	(2,049)	12,784
Total available-for-sale investments	$ 100,555	$ 23	$(2,049)	$ 98,529

Available-for-sale investments at March 31, 2002 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$11,417	$ -	$ -	$11,417
Bank time deposits	1,175	-	-	1,175
Money market mutual funds	48,981	-	-	48,981
Marketable equity securities	2,076	774	-	2,850
U.S., State and Municipal agency obligations	21,653	-	(98)	21,555
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Included in cash and cash equivalents	$60,398	$ -	$ -	$60,398
Included in current marketable securities	14,106	-	-	14,106
Included in long-term marketable securities and investments	11,076	774	(98)	11,752
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at December 31, 2002 and March 31, 2002 consisted of:

(in thousands)	December 31,	March 31,
Raw materials	$ 14,042	$ 10,194
Work in process	10,513	9,908
Finished goods	35,412	27,302
	$ 59,967	$ 47,404

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

Property and equipment at December 31, 2002 and March 31, 2002 consisted of:

(in thousands)	December 31,	March 31,
Land	$ 457	$ 429
Buildings	18,637	14,601
Leasehold improvements	22,692	24,030
Furniture, fixtures and equipment	77,061	63,860
Construction in progress	8,567	6,032
	127,414	108,952
Less accumulated depreciation	(62,682)	(54,296)
	$ 64,732	$ 54,656

Note G - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2002	2001	2002	2001
Net income	$ 12,982	$ 9,817	$ 42,237	$ 28,596
Foreign currency translation adjustment	4,446	(1,598)	11,039	673
Unrealized (losses) on marketable securities and investment activities, net	(60)	(331)	(1,757)	(13)
Comprehensive income	$ 17,368	$ 7,888	$ 51,519	$ 29,256

Note H - Income Taxes

The effective rate of corporate income taxes was 28.7% and 31.8% for the nine-month periods ended December 31, 2002 and 2001 respectively.  The effective tax rate for the nine-month period ended December 2002 reflects refunds received in the first, second and third quarters of fiscal 2003 related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Note I - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2002	2001	2002	2001
Weighted average outstanding shares: basic	46,380	46,766	46,685	47,752
Shares issuable through exercise of stock options	2,073	1,452	2,012	1,596
Weighted average outstanding shares: diluted	48,453	48,218	48,697	49,348

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

Selected financial information for the Company's reportable segments for the three and nine-month periods ended December 31, 2002 and 2001, and as of March 31, 2002 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2002	2001	2002	2001
Net Sales
Aesthetic and General Surgery	$ 44,105	$ 38,169	$ 140,533	$ 117,495
Surgical Urology	27,302	23,569	79,290	69,751
Clinical and Consumer Healthcare	22,632	17,237	61,479	47,220
Total consolidated revenues	$ 94,039	$ 78,975	$ 281,302	$ 234,466

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2002	2001	2002	2001
Operating profit
Aesthetic and General Surgery	$ 14,777	$ 12,108	$ 49,133	$ 34,340
Surgical Urology	2,076	779	5,170	3,050
Clinical and Consumer Healthcare	3,821	4,015	10,280	9,721
Total reportable segments	$ 20,674	$ 16,902	$ 64,583	$ 47,111

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2002	2001	2002	2001
Operating income
Reportable segments	$ 20,674	$ 16,902	$ 64,583	$ 47,111
Corporate operating loss	(2,797)	(2,115)	(8,136)	(6,169)
Interest expense	(245)	(152)	(782)	(659)
Interest income	599	565	1,831	1,866
Other income	526	(826)	1,731	(230)
Income before income taxes	$ 18,759	$ 14,374	$ 59,227	$ 41,919

	As of
(in thousands)	December 31, 2002	March 31, 2002
Identifiable assets
Aesthetic and General Surgery	$ 105,927	$ 95,763
Surgical Urology	102,824	88,488
Clinical and Consumer Healthcare	47,772	43,506
Total reportable segments	$ 256,523	$ 227,757

Note L - Event Subsequent to December 31, 2002

On February 1, 2003, the Company completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The acquisition was valued at $5,300,000, which was paid in cash.  The acquisition will be accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

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

On December 12, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on or about January 17, 2003 to shareholders of record on December 31, 2002. All references to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2002 increased to $94.0 million from $79.0 million for the same period in 2001, an increase of 19%.  The increase in sales was in both domestic and international markets.  Approximately three percentage points of the growth was the effect of a stronger euro on reported sales and approximately six percentage points related to the May 2002 acquisition of Portex Ltd.

Sales of aesthetic and general surgery products increased 16% to $44.1 million for the quarter from $38.2 million in the same quarter of the prior year.  Total sales of breast implants products increased 16% to $39.6 million from $34.3 million in the same quarter of the prior year. Sales of body contouring products increased 41% over the same period in the prior year.  Sales growth was primarily attributable to strong product demand both domestically and internationally, the introduction of an improved tissue expander in the fourth quarter of fiscal 2002, and the benefit from the effect of the strong euro.

Sales of surgical urology products increased 16% to $27.3 million for the quarter from $23.6 million in the same quarter of the prior year.   Penile implant sales increased 14% to $6.4 million from $5.6 million in the comparable period in the prior year.  Sales growth is primarily attributable to the introduction of the Titan™ in the previous quarter and marketing program efforts to increase consumer awareness.  Brachytherapy sales decreased 1% from the same period in the prior year as unit sales increases were offset by competitive pressures, which decreased average selling prices.  Sales of products used in pelvic floor reconstruction and incontinence including the Suspend ® sling increased 6% from the same period in the prior year.

Sales of clinical and consumer healthcare products increased 31% to $22.6 million for the quarter from $17.2 million in the same quarter of the prior year.  This growth primarily resulted from the inclusion of sales of products acquired in the May 2002 acquisition of the urology business of Portex Ltd.   Sales of Portex products accounted for 26 percentage points of the year-to-year growth.

For the nine months ended December 31, 2002 sales increased 20% from $234.5 million to $281.3 million.  Increased sales were recorded in each major segment and market.  International sales were aided by a generally weaker dollar and by the May 2002 acquisition of Portex Ltd., which accounted for approximately three percentage points and five percentage points of the increase, respectively.  Surgical urology product revenue increased 14% primarily due to the sales of disposable surgical product lines.  Aesthetic and General surgery products increased 20% reflecting growth in augmentation and reconstruction mammary implant products and increases in body contouring revenues.  Clinical and Consumer Healthcare revenue increased 30% primarily due to sales of products acquired in the May 2002 acquisition of Portex, Ltd. and growth in disposable products acquired in the Porges acquisition.

	Sales by Principal Product Line
	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
	2002	2001	Percent Change	2002	2001	Percent Change
Aesthetic & General Surgery Products	$ 44,105	$ 38,169	15.6%	$ 140,533	$ 117,495	19.6%
Surgical Urology Products	27,302	23,569	15.8%	79,290	69,751	13.7%
Clinical & Consumer Healthcare Products	22,632	17,237	31.3%	61,479	47,220	30.2%
	$ 94,039	$ 78,975	19.1%	$ 281,302	$ 234,466	20.0%

Cost of Sales

Cost of sales as a percentage of net sales for the three and nine-month periods ended December 31, 2002 were 40.6% for each compared to 40.7% and 41.1% for the same periods a year ago.  This decrease in costs as a percentage of sales is primarily attributable to aesthetic and surgical urology product manufacturing efficiencies achieved during the prior year and sales growth increased at a higher percentage rate than manufacturing support costs.

Selling, General and Administrative

Selling, general and administrative expenses were 34.2% of net sales for the quarter ended December 31, 2002, a slight decrease from 34.6% for the same period a year ago.  For the nine months ended December 31, 2002, selling, general and administrative expenses were 33.5% of net sales compared to 34.6%.  Overall spending on selling, general and administrative expenses increased by 16.3% from the prior year.  The decrease as a percentage of net sales reflects efficiencies in general and administrative expenses and the impact of the recent acquisition of Portex (now Mentor Medical, Ltd.).  Mentor Medical Ltd. has a lower percentage of selling, general and administrative expenses to net sales than the historical percentage rate of the Company.

Research and Development

Research and development expenses as a percent of net sales for the three and nine-month periods ended December 31, 2002 were 6.2% and 5.9%, respectively, compared to 6.1% and 6.8% for the same periods a year ago.  The decrease in research and development costs as a percentage of net sales for the nine-month period is due to unusually high levels of development costs in the prior year related to the Company's automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development, along with strong sales growth in the current year.  Total spending on research and development increased 3.2% over the comparable nine-month period in the prior year; but at a slower rate than the increase in revenues; consequently the research and development expenses as a percentage of net sales have decreased.  The Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $245 thousand in the third quarter of fiscal 2003, compared to $152 thousand in the same period of the prior year.  Interest expense includes imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of SouthBay Medical and ProSurg Inc. during fiscal 2001 and 2002, respectively.

Interest income increased to $599 thousand in the third quarter of fiscal 2003 from $565 thousand in the same period of the prior year.  The increase is due to higher cash balances available for investment partially offset by lower prevailing interest rates on short-term investments.

Other income, net primarily includes gains or losses on sales of marketable securities, and foreign currency gains or losses related to the Company's foreign operations.  Other income, net for the nine months ending December 31, 2002 totals $1.7 million and includes, among other items, a $500 thousand gain on the sale of an intangible asset, approximately $400 thousand on gains on sales of marketable securities, unrealized losses on short-term marketable securities, and approximately $324 thousand gain on foreign currency translation.

Income Taxes

The effective rate of corporate income taxes for the three and nine months ended December 31, 2002 was 30.8% and 28.7% as compared to 31.7% and 31.8% for the comparable periods in the prior year.  The decrease in the effective tax rate from the comparable periods in the prior year is a result of a higher proportion of income from foreign operations with lower tax rates, tax credits related to research and development, and refunds received in the first and second quarters of fiscal year 2003 related to the amendment of prior year tax returns for the Company's foreign sales corporation.

Net Income

Net income for the three-month period ended December 31, 2002 increased 32.2% to $13.0 million from $9.8 million in the comparable period in the prior year.  Net income increased 47.7% from $28.6 million reported in the previous year to $42.2 million for the nine-months ended December 31, 2002.  Diluted earnings per share increased 35% to $0.27 for the three-month period compared to $0.20 for the comparable period last year.  Increased sales, lower cost of goods sold and operating expenses as a percentage of net sales, the gain on sale of an intangible asset, and a tax refund all contributed to the increased net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term marketable securities of $86 million at December 31, 2002 compared to $75 million at March 31, 2002.  Cash provided by operating activities has been and is expected to continue to be the Company's primary recurring source of funds.  The Company's working capital was $151 million at December 31, 2002 compared to $127 million at March 31, 2002.  The Company generated $55.0 million of cash from continuing operating activities during the nine months ended December 31, 2002, compared to $51 million the same period the previous year.  Increased cash flow from operating activities was primarily the result of increased net income, partially offset by an increase in inventory and a decrease in income taxes payable.

During the nine months ended December 31, 2002, the Company invested $12.0 million in manufacturing equipment at the new facility in the Netherlands and at U.S. locations, and in information technology systems.  The Company anticipates investing approximately $3 million in the fourth quarter of fiscal 2003 to expand production equipment and facilities for brachytherapy seed production, purchase other production equipment and upgrade and replace information technology systems.

The Company receives cash from the exercise of employee stock options.  Employee stock option exercises provided $6.4 million during the nine months ended December 31, 2002 compared to $3.2 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's common stock relative to the exercise price of such options.

The Company's Board of Directors has authorized an ongoing stock repurchase program.  The objectives of the program, among other items, are to offset the dilutive effect of the Company's employee stock option program, provide liquidity to the market and to reduce the overall number of shares outstanding.  Repurchases are subject to market conditions and cash availability.  The Company repurchased 1,280 thousand shares for cash of $20 million in the nine months ended December 31, 2002.  The Company intends to continue the share repurchase program in the remainder of fiscal 2003 and 1.9 million shares remain authorized for repurchase.

In January 2001, the Company completed the acquisition of SouthBay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 470,586 restricted shares of the Company's common stock having a fair market value of $4 million at the time of acquisition, and $13.6 million to be paid in cash or the Company's common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($11.5 million at December 31, 2002), and will continue to increase as imputed interest is recorded.  Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of the Company's common stock valued at fair market value on the date of issuance.

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

The Company has a secured line of credit ("$25M Credit Agreement") for borrowings of up to $25 million, which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion.  The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends the Company may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  During fiscal 2002, the Company used the $25M Credit Agreement to guarantee the secured loan of a vendor in the amount of $5.3 million to facilitate the ramp-up of production capacity related to a new product.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at December 31, 2002, only $19.7 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation, and total $5.6 million, of which $ 3.8 million was outstanding, and $1.8 million additional borrowings were available at December 31, 2002.

In fiscal 2002, a line of credit of $6.5 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At December 31, 2002, $4.1 million was outstanding and $2.4 million was available under this line.

At December 31, 2002, the total of short-term borrowings under all lines of credit was $ 7.9 million and the weighted-average interest rate was 3.3%.  The total amount of additional borrowings available to the Company under all lines of credit was $23.9 million at December 31, 2002.

The Company has historically paid a quarterly cash dividend of $.03 per share.  In December 2002, the Company's Board of Directors authorized a 2-for-1 stock split and increased the quarterly dividend on a post-split basis from $.015 per share to $.02 per share. At the new annual rate of $.08 per share, the aggregate annual dividend would equal approximately $3.7 million.  It is the Company's intent to continue to pay dividends for the foreseeable future subject to among other things, Board approval, cash availability and alternative cash needs.  The $25M Credit Agreement limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

On May 6, 2002, the Company announced that it had completed the acquisition of the urology business of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired business manufactures and markets incontinence and ostomy products primarily for the home healthcare market.  The cash consideration paid for Portex Ltd. was $10.6 million from available cash balances in the quarter ended June 30, 2002.

On November 4, 2002, the Company announced that it had reached an agreement to acquire Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The transaction was completed on February 1, 2003 and $5.3 million was paid from existing cash balances.

The following table summarizes contractual cash and other commercial commitments at December 31, 2002:

(in thousands)		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Operating leases	$ 37,690	$ 4,014	$12,052	$ 7,607	$14,017
Total Contractual Cash Obligations	$ 37,690	$ 4,014	$12,052	$ 7,607	$14,017

Commercial Commitments
Lines of credit	$ 7,919	$ 7,919	$ -	$ -	$ -
Guarantees	5,300	5,300	-	-	-
Other commercial commitments	20,021	4,675	11,148	700	3,498
Total Commercial Commitments	$33,240	$17,894	$11,148	$ 700	$ 3,498

The "Less Than 1 Year" column of Other commercial commitments includes $5.3 million towards the acquisition of a potential supplier.    In addition, the Company, in the ordinary course of business, has at any one time, purchase orders for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

The Company's principal source of liquidity at December 31, 2002 consisted of $86 million in cash, cash equivalents and short-term marketable securities, plus $23.9 million available under the existing lines of credit.  The Company believes that funds generated from operations, its cash, cash equivalents and marketable securities and funds available under its line of credit agreements will be adequate to meet its working capital needs, capital expenditure requirements and commitments for at least the next 12 months.  However, it is possible that the Company may need to raise additional funds to finance its activities beyond the next 12 months or to consummate acquisitions of other businesses, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though the Company may not need additional funds, it may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  The Company may not be able to obtain additional funds on terms that would be favorable to the Company and its shareholders, or at all.  If additional funds were raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by the Company may have rights, preferences or privileges senior to those of the Company's common stock.

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

Distribution Agreement with North American Scientific, Inc.

The Company has had an exclusive worldwide distribution agreement with North American Scientific Inc. ("NASI"), to market and sell radioactive brachytherapy seeds for the treatment of prostate cancer.  Under the agreement the products were manufactured by NASI and to be exclusively marketed and sold by the Company under the names IoGold® and PdGold® for iodine and palladium seeds, respectively.  Sales of radioactive seeds supplied to the Company by NASI were $6.4 million in the quarter ended December 31, 2002.  The agreement included a one-time unilateral option for the Company to extend the agreement for three years subject to certain performance criteria; however in August 2002, the Company notified NASI that it did not intend to exercise its option to extend the agreement under the same terms but was willing to negotiate a new agreement with NASI on different terms.  A new agreement was not negotiated and the distribution agreement was to expire on January 31, 2003.  NASI has begun to directly market its brachytherapy seeds, resulting in additional competition.

On November 4, 2002 the Company announced it had reached an agreement to purchase Mills Biopharmaceutical Inc. (Mills), a manufacturer of iodine brachytherapy seeds.  The purchase was completed February 1, 2003 after the expiration of the agreement with NASI and the Company has begun to supply customers with seeds manufactured by Mills.  In addition, on January 8, 2003 the Company announced that it had reached a nonexclusive agreement to distribute Best ™ Palladium-103 brachytherapy seeds.  In addition, the Company believes that other satisfactory sources for similar radioactive seeds for use in brachytherapy treatment of the prostate can be manufactured or obtained.  There is no assurance that such seeds can be manufactured or obtained on terms satisfactory to the Company, without interruption or regulatory delay, or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

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

Medicare Reimbursement

In August of 2002, the Centers for Medicare and Medicaid Services ("CMS") published for comment its Proposed Rule of Changes to the Medicare Outpatient Prospective Payment System (OPPS) and payment rates for calendar year 2003.  The rule determines the amount that hospitals will be reimbursed for procedures performed on an outpatient basis and is important, as it determines the profitability of certain procedures for the hospital and which may impact the procedures that the facility will choose to perform.  The Company commented directly and through industry groups on the proposed reimbursement of outpatient procedures that include the Company's products.  The products affected include penile implants for the treatment of impotence, iodine and palladium brachytherapy seeds for the treatment of prostate cancer, and other products.  On November 1, 2002 CMS issued its final rule concerning reimbursement of outpatient procedures for 2003.  CMS considered the Company's comments and increased its reimbursement for these procedures and committed to addressing certain other reimbursement issues related to the Company's products.  However, the final rule results in an overall reduction in the amount of reimbursement for outpatient procedures which include our penile implants for erectile dysfunction and made certain changes to the reimbursement for brachytherapy procedures which include the Company's radioactive seed products.  Most of the Company's domestic sales of brachytherapy seeds are reimbursed under these rules; however the effect of the changes in reimbursement procedures and amounts is expected to be minimal.  The Company estimates that approximately $14 million of annual revenue for its penile implants for the treatment of erectile dysfunction is reimbursed under this rule or approximately four percent of total Company revenues. The rule takes effect on January 1, 2003.  The Company cannot estimate the effect of the final rule on the Company's penile implant customers who are reimbursed under the rule, on revenue, on the Company's ability to secure additional reimbursement for new or improved implants, or ultimately, on operating results; however, the reduction in reimbursement may negatively impact the Company's results.

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

On July 9, 2002, the Company presented the five-year follow-up data to the FDA advisory panel related to its saline mammary implant clinical studies.  The presentation of this data was a condition of the PMA approval received in May of 2000.  Subsequent to the presentation, the Company became aware through the media that the Chairman of the Committee on Energy and Commerce and the Chairman of the Subcommittee on Oversight and Investigations (the "Committee") sent a letter to the Deputy Commissioner of the FDA requesting data related to the saline breast implant studies, records related to Mentor Corporation and the OCI investigation.  On September 27, 2002 media articles announced that the FDA had completed and closed its criminal investigation of Mentor.  The Company has received confirmation from the FDA Office of Criminal investigation that the criminal investigation has been closed.

The Company believes that it is in compliance with all applicable laws, rules and regulations and has responded to all requests received to date.

In November 2002, the Company filed a lawsuit against North American Scientific, Inc., (NASI) for, among other things, breach of the exclusive distribution agreement, which was to expire on January 31, 2003.  In response, NASI filed a counterclaim against the Company alleging various breaches and other actions, which the Company believes are baseless and without merit.  The Company believes that it has been in compliance with all contractual obligations and intends to vigorously defend itself against all allegations and to continue to pursue its aforementioned claims against NASI.

Item 2.	Changes in Securities

On December 13, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on or about January 17, 2003 to shareholders of record on December 31, 2002.

Item 3.	Defaults Upon Senior Securities
No event constituting a material default has occurred respecting any senior security of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information

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

99.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

There were no reports on Form 8-K in the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	February 13, 2003	By:	/S/CHRISTOPHER; J. CONWAY Christopher J. Conway President and Chief Executive Officer

Date:	February 13, 2003	By:	/S/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer

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

Date:  February 13, 2003                                             /S/CHRISTOPHER J. CONWAY
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

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003                                             /S/ADEL MICHAEL
                                                                                    Adel Michael
                                                                                    Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10‑Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christopher J. Conway, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/CHRISTOPHER J. CONWAY
Christopher J. Conway
Chief Executive Officer

February 13, 2003

EXHIBIT 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Mentor Corporation (the "Company") on Form 10‑Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adel Michael, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ADEL MICHAEL
Adel Michael
Chief Financial Officer

February 13, 2003