Form 10-K
period 2003-03-31
MENTOR CORP /MN/
filed 2003-06-27
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                                                         (Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003
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
                                                                                         (State of other jurisdiction of                (IRS Employer Identification No.)
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

Common Shares, par value $.10 per share

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [  ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K  [  ]

                Indicate by check mark if whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [x]  No [  ]

                Based on the closing sale price on the Nasdaq National Market as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2002), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $660,153,000.  For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 25, 2003 there were approximately 46,654,512 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K.

Table of Contents

ITEM	PART I
1.	Business
General
Principal Products and Markets
Sales by Principal Product Lines
Marketing
International Operations
Competition
Government Regulations
Medicare, Medicaid and Third Party Reimbursement
Product Development
Patents and Licenses
Raw Material Supply and Single Source Suppliers
Seasonality
Working Capital
Employees
Risk Factors
Executive Officers of the Registrant
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures
15.	Principal Accountant Fees and Services

PART IV
16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Report of Independent Auditors
Consolidated Financial Statements
Signatures
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit Index

PART I

 FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "intend," "project," "plan," "we believe," "will," "seek," and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors" or elsewhere in this Form 10-K.  Forward-looking statements include statements regarding, among other things:

  Our anticipated growth strategies;

  Our intention to introduce or seek approval for new products;

  Our ability to continue to meet FDA and other regulatory requirements;

  Our anticipated outcomes of litigation and regulatory reviews; and

  Our ability to replace sources of supply without disruption and regulatory delay.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors" or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, United States Food Drug and Administration (FDA) delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

ITEM 1.	BUSINESS.

Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-K, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  Mentor Corporation was incorporated in Minnesota in 1969.  Our fiscal year ends on March 31 and references to fiscal 2003, fiscal 2002 or fiscal 2001 refer to the years ended March 31, 2003, 2002 or 2001, respectively.

General

We develop, manufacture and market a broad range of products for the medical specialties of aesthetic and general surgery (plastic and reconstructive surgery) and surgical urology, and for clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery and capital equipment and consumables used for soft tissue aspiration (liposuction).  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

Effective January 19, 2001, we acquired the assets of South Bay Medical, LLC, a development-stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.

Effective February 9, 2001, we acquired Porges S.A., a subsidiary of Sanofi-Synthelabo, headquartered in Paris with manufacturing facilities in Sarlat, France.  Porges holds a leading market share for urological products in France and has a strong market position throughout Europe.

Effective December 31, 2001, we acquired the remaining 51% of the shares of Byron Medical, Inc.  We now own 100% of the shares.  Byron Medical is located in Tucson, Arizona and specializes in the distribution of liposuction equipment and supplies.

In December 2001, we entered into several agreements with ProSurg, Inc. to acquire certain patent rights, and to obtain a source of supply of a bio-absorbable co-polymer product to be used in the surgical treatment of female stress urinary incontinence.  We introduced this new product, Sabre™ in June 2002.

Effective May 6, 2002, we acquired the urology and ostomy businesses of Portex Ltd., a subsidiary of Smiths Group plc including Smith's Medical Deutschland, GmbH, which manufacture and market incontinence and ostomy products primarily for the home healthcare market.

Effective February 1, 2003, we acquired Mills Biopharmaceuticals Inc. located in Oklahoma City, Oklahoma.  Mills manufactures radioactive brachytherapy seeds for the treatment of prostate cancer.

We maintain a web site at www.mentorcorp.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available, without charge, on our web site, www.mentorcorp/about/investor.htm, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission.  Paper copies are also available, without charge, from Mentor Corporation, 201 Mentor Drive, Santa Barbara, CA 93111, Attention:  Investor Relations.

Principal Products and Markets

Aesthetic and General Surgery Products

We produce a broad line of mammary prostheses, including saline-filled implants and silicone gel-filled implants.  In fiscal 2003, approximately 83% of our aesthetic and general surgery revenues were from sales of mammary prostheses.  Saline-filled breast implants accounted for approximately 65% of the mammary prostheses we sold in fiscal 2003.

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

We also offer a line of tissue expanders.  Tissue expansion is a technique for growing additional tissue for reconstruction and skin graft procedures.  Some of the major applications of tissue expansion developed to date include post-mastectomy breast reconstruction and the improvement of disfigurements such as burns, large scars and congenital deformities.

In September 1997, we began marketing an ultrasound-assisted product used for the aspiration of soft tissues in general surgery and cosmetic surgery applications.  We have completed clinical trials in order to expand the labeling of the product to include ultrasonic-assisted liposuction and received approval from the FDA to expand the labeling in October 2001.  Our acquisition of Byron Medical, Inc. and the acquisition of certain assets of LySonix, Inc., a former competitor in the ultrasonic liposuction equipment and supplies market has expanded our offering of liposuction products to include traditional, power assisted and ultrasonic liposuction product offerings.  As a result of these acquisitions, we are positioned as a broad line supplier to the entire body contouring (liposuction) market.

Surgical Urology Products

Our surgical urology products fall into four general categories: erectile dysfunction products, urinary care products, pelvic floor products, and cancer treatment products.

Erectile Dysfunction Products:  Our erectile dysfunction products consist of a line of penile implants for the treatment of male sexual impotence.  Penile prostheses are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse.  Penile implants have become the standard of care for men who have not responded to less invasive therapies, the best known of which is Pfizer's Viagra®.  In order to respond to various physician and patient preferences, we manufacture several types of penile prostheses, including hydraulic inflatable devices and a malleable prosthesis.  Late in fiscal 2000, we introduced a major improvement to our Alpha 1 inflatable device - the Lockout® valve.  The Lockout valve is designed to prevent auto-inflation, a potential complication in this type of treatment.  In May 2002, we received Canadian and Conformite Europeene ("CE") approval for the sale and marketing of penile implants utilizing our new Resist™ coating designed to reduce bacterial adherence.  In August 2002, we received FDA approval to market the Titan™ inflatable penile prosthesis with a hydrophilic coating that adds a number of advantages for the physician and patient alike.

Urinary Care:  Our products consist of disposable urological devices for use in the hospital and outpatient setting.  These devices consist of endourological stents, catheters, urinary drainage systems, stone baskets, wound drainage products and other specialty urological items, most of which we acquired in the Porges acquisition.  These products are used during and following surgery for the treatment of upper urinary tract disease such as kidney stones, ureteral stones and tumors and for the treatment of lower urinary track diseases such as BPH, prostate cancer, bladder cancer and other urinary bladder related problems.

Pelvic Floor Products:  We market the Suspend® Sling for use in pubovaginal sling and pelvic floor reconstruction procedures.  Pubovaginal sling procedures provide relief for women suffering from urinary stress incontinence.  Late in fiscal 2002, we introduced the following new products for pelvic floor reconstruction and stress incontinence:

  Axis™, a dermal based tissue which, like Suspend®, is treated using the patented Tutoplast® process to provide the surgeon with additional tissue choices for the treatment of pelvic floor prolaspe as well as incontinence;

  Sabre™, a bio-absorbable synthetic co-polymer sling for an additional choice in the surgical treatment of incontinence; and

  Uratape® and ObTape™, polypropylene synthetic slings sold in Europe through an exclusive supply and distribution arrangement.  In fiscal 2004, we purchased the rights to these products and have submitted a 510(k) application to the FDA to seek approval to market ObTape™ into the United States.  The two products use a unique surgical procedure that offers benefit to physicians and patients.

Cancer Treatment Products:  Our cancer treatment products consist primarily of two types of brachytherapy seeds, (iodine and palladium), for the treatment of prostate cancer, associated supplies and delivery systems.  Previously, we sold these products under an exclusive worldwide distribution agreement with North American Scientific, Inc. ("NASI"), a producer of brachytherapy seeds for the treatment of prostate cancer.  NASI manufactured and shipped the seeds, while we performed of the sales and marketing functions.  In January 2003, NASI discontinued the supply of both iodine and palladium seeds to our customers, and the agreement expired.  We then began to supply customers with ProstaSeed® iodine seeds manufactured by our newly acquired subsidiary, Mills Biopharmaceuticals, Inc.  In addition, on January 7, 2003, we reached a nonexclusive agreement to distribute Best™ Palladium-103 brachytherapy seeds, and began to distribute those seeds shortly thereafter.  However, due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure adequate supply from the vendor to fulfill customer demand.  We believe that other satisfactory sources for similar radioactive seeds for use in brachytherapy treatment of the prostate can be manufactured or obtained, although there is no assurance that such seeds can be manufactured or obtained on terms satisfactory to us.  Nor is there any assurance that we can obtain palladium seeds without interruption or regulatory delay, or that those seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

In January 2001, we announced the acquisition of South Bay Medical, LLC and its new technology for a computer-based workstation and automated cartridge-based needle loading system Isoloader™, for use in brachytherapy procedures.  Early in fiscal 2002, we submitted a 510(k) application to the FDA for approval to market the system.  The FDA had requested additional information regarding the application.  We have responded to all of the FDA's requests, and received FDA approval in October 2002 and began to market the workstation in the United States late in fiscal 2003.  We had also received the necessary approvals from the Canadian Therapeutic Products Directorate to market and sell the Isoloader workstation and needle loading system in Canada in April 2002.

Clinical and Consumer Healthcare Products

We market a line of male external catheters that help men manage their incontinence, and a line of intermittent self-catheters for men, women and children who suffer from urinary retention.  These products are disposable and are used in homes, hospitals, and rehabilitation and extended care facilities.

In February 2001, we announced the acquisition of Porges S.A., a French company specializing in urological disposables, including diagnostic tools and various devices for surgery and postoperative follow-up.  We introduced the first of these products into the U.S. market in fiscal 2002.

We also market a variety of other disposable products used in the management of urinary incontinence and cancer.  These include leg bags and urine collection systems, the BTA Stat® cancer test, organic odor eliminators, and moisturizing skin creams and ointments.  In April 2001, we began to distribute the BTA Stat® point-of-care bladder cancer screening test manufactured by Polymedco, Inc. under an exclusive supply and distribution agreement.

We introduced the Self-Cath Plus™, a lubricious coated intermittent catheter, along with a closed system sterile intermittent catheter in fiscal 2002.  Effective May 6, 2002, we acquired the urology and ostomy businesses of Portex Ltd., which manufacture and market incontinence and ostomy products primarily for the home healthcare market such as drain bags, ostomy pouches, intermittent catheters, male external catheters, and Foley catheters.

Sales by Principal Product Lines

The following table shows the net sales attributable to each of our principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.

	Year Ended March 31,
	2003		2002		2001
(in thousands)	Amount	%	Amount	%	Amount	%
Aesthetic and General Surgery	$191,405	50%	$163,091	51%	$157,122	59%
Surgical Urology	106,675	28	94,341	29	62,264	23
Clinical and Consumer Healthcare	84,304	22	63,630	20	49,508	18
	$382,384	100%	$321,062	100%	$268,894	100%

For additional information regarding our revenues, operating profits and identifiable assets attributable to our business segments as well as domestic and foreign operations, see "Note P-Business Segment Information" of the "Notes to Consolidated Financial Statements."

Marketing

We employ specialized domestic sales forces for our aesthetic surgery, body contouring, surgical urology, brachytherapy and clinical and consumer healthcare product lines.  Each sales force provides product information or specific data support and related services to physicians, nurses and other health care professionals.  We also market certain products, particularly our disposable incontinence products, through a domestic network of independent hospital supply dealers and healthcare distributors, and through retail pharmacies.

We promote our products through participation in and sponsorship of medical conferences and educational seminars, radio, newspaper and journal advertising, direct mail programs, and a variety of marketing support programs.  We also participate in support organizations that provide counseling and education for persons suffering from specific disease states, and provide patient education materials for some of our products to physicians for use with their patients.

International Operations

We export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold both to independent distributors as well as through our direct international sales offices in Canada, the United Kingdom, Germany, France, Japan, Benelux, Australia, Spain, Portugal and Italy.  Total foreign sales through distributors and direct international sales offices were $138 million, $101 million, and $59 million in fiscal 2003, 2002 and 2001, respectively.  Other than sales made through our international sales offices, which are denominated in the local currency of the sales office, export sales are made in United States dollars.

In addition, we manufacture mammary implants in The Netherlands, and disposable urology products in France, and through recent acquisitions have acquired manufacturing facilities in the United Kingdom where urologic disposables are also manufactured and warehoused.  Total long-lived assets located in a foreign country were $48 million, $30 million, and $23 million in fiscal 2003, 2002 and 2001, respectively.

For additional information regarding our international operations, see "Risk Factors - Our International Business Exposes Us to a Number of Risks" and "Note P-Business Segment Information" of the "Notes to the Consolidated Financial Statements."

Competition

We believe we are one of the leading suppliers of penile implants, cosmetic and reconstructive surgery products, and disposable catheter products.  This belief is based upon information developed internally, public information sources, and information from independent research studies of market share.

In the domestic breast implant market, we compete primarily with one other company, McGhan Medical Corporation, a subsidiary of INAMED, Inc.  The primary competitive factors in this market currently are product performance and quality, range of styles and sizes, proprietary design, customer service and, in certain instances, price.  In Europe, we compete with INAMED, Inc., as well as numerous smaller competitors.

We compete with only one other company worldwide in the inflatable penile implant market, American Medical Systems, Inc.  Several companies sell competing malleable penile implants.  The primary competitive factors are product performance and reliability, ease of implantation, and customer service.  We believe that by providing several types of implants that emphasize high performance and reliability, we can successfully respond to various physician and patient preferences.

We compete with many other companies in the United States providing brachytherapy seeds for the treatment of prostate cancer, including Amersham Health Care, C.R. Bard, Inc., Theragenics Corporation, North American Scientific, Inc., and others.  The primary competitive factors in this market are technologies that support efficient preparation and implantation of radioactive sources through improved product delivery, product offering, customer service, delivery technologies, and consistent quality.  We believe that we have the second largest market share for iodine seeds, and that the recent approval of our automated workstation, Isoloader®, will provide us with a competitive advantage.

We compete with a number of other companies in the pubovaginal sling and pelvic floor reconstruction market, including J&J Gynecare, C.R. Bard, Inc., American Medical Systems, Inc., Boston Scientific Microvasive division, and others.  As a first line treatment, the demand factors for this market include having a wide selection of materials and offering the surgeon multiple choices of procedure options to meet specific patient requirements.  We believe we offer the widest selection of choices including allograft, bioresorbable and synthetic materials that may be placed through a number of surgical techniques.  We also believe that we offer the least invasive treatment for stress urinary incontinence.

By superior design and active marketing of catheters and other disposable incontinence products, we have been able to compete successfully against larger companies in this market.  C.R. Bard, Inc., Hollister, Inc., Kendall (a division of Tyco HealthCare), and Coloplast Corporation are the dominant competitors in the worldwide market.  As with many of our other product lines, we compete primarily on the basis of design and performance, and by providing product orientation, support and related services to health care professionals and consumers.  The fiscal 2001 Porges S.A. acquisition and the fiscal 2003 acquisition of the urology and ostomy businesses of Portex provide us with significant market share in the European market.

Government Regulations

 General

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies.  These agencies inspect us and our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements.  The FDA has the power to prevent or limit further marketing of products based upon the results of these inspections.  These regulations depend heavily on administrative interpretation by various agencies.  There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect us.  A determination that we are in violation of such regulations could lead to imposition of various penalties, including the issuance of warning letters, injunctive relief (whether by adverse court ruling or by consent), product recalls, civil penalties, product seizures, or criminal prosecution.

Advertising and promotion of medical devices is regulated by the FDA and the Federal Trade Commission (FTC).  A determination that we are in violation of such regulations could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, civil penalties, or prosecution.

Products and materials manufactured internationally which may come under Homeland Security statutes from time to time and could be restricted entry into the United States by FDA and US Customs.  The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally.

Medical Device Amendments of 1976

Under the "Medical Device Amendments of 1976" as amended, the FDA has the authority to adopt regulations that: (i) set standards for medical devices; (ii) require proof of safety and effectiveness prior to marketing devices which the FDA believes require pre-market clearance; (iii) require test data to be submitted to the FDA prior to clinical evaluation in individuals; (iv) permit detailed inspections of device manufacturing facilities; (v) establish Good Manufacturing Practices ("GMPs") that must be followed in device manufacture; (vi) require reporting of certain adverse events and device malfunctions  to the FDA; and (vii) prohibit device exports that do not meet certain requirements.  The FDA also can regulate promotional activities by device companies.  All of our products are medical devices and are therefore subject to FDA regulation.

The amendments establish complex procedures for FDA regulation of devices.  Devices are placed in three classes:  Class I (general controls to preclude misbranding or adulteration, compliance with labeling and other requirements), Class II (special controls and the FDA clearance in addition to general controls), and Class III (pre-market approval application ("PMAA") before commercial marketing).  Class III devices are the most extensively regulated.  Class III devices require each manufacturer to submit to the FDA a PMAA that includes information on the safety and effectiveness of the device.  The majority of our aesthetic surgery and urology implants are in Class III, while most of our disposable incontinence products are in Classes I and II.

In 1991, we submitted a pre-market approval application for our silicone gel-filled mammary prostheses to the FDA.  In 1992, the FDA's outside advisory panel on aesthetic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants.  The FDA adopted the recommendations of the panel.

The FDA denied the pending applications for the use of silicone gel-filled breast implants for augmentation, but provided for the continued availability of the implants for reconstruction purposes on the basis of a public health need.  Since 1993, women have been required to enroll in a clinical study for future follow-up in order to receive gel-filled implants for reconstruction.  Patients are required to sign an informed consent form and physicians must certify that saline implants are not a satisfactory alternative.  We continue to ship these products under the terms of this clinical study.

In 1993, the FDA published proposed guidelines for pre-market approval applications applicable to our hydraulic inflatable penile prostheses and saline-filled breast implants.  We submitted all the required data for our saline implants, and the FDA approved our application on May 10, 2000.  In conjunction with their review of the data, the FDA inspected our manufacturing facility in Irving, Texas and indicated the facility was in substantial compliance with the applicable regulations.  We also submitted all required data for our penile implants, and received FDA approval on July 14, 2000.

We have incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents in the formats required by the FDA.  The process of obtaining marketing clearance and approvals from the FDA for new products and existing products can be time consuming and expensive, and there is no assurance that such clearances or approvals will be granted.  We also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect our ability to commercialize additional products or additional applications for existing products.

Additional Regulations

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to regulation and review by international regulatory agencies for products sold internationally.  We have obtained a Conformite Europeene or CE Mark for our products sold in Europe by demonstrating compliance with the ISO 9001, EN46001 and ISO13485 international quality system standards.  Medical device laws and regulations are also in effect in some of the other countries to which we export our products.  These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications.  Failure to comply with these international regulatory standards and requirements could affect our ability to market and sell products in these markets and may have a significant negative impact on sales and results of operations.  Our present and future business has been and will continue to be subject to various other laws and regulations.

Texas Facility Review

In May 1998, we entered into a voluntary consent decree with the FDA, under which we agreed, among other things, to complete certain re-validations of the manufacturing processes in agreed upon timeframes that were identified during an FDA inspection.

The consent decree required us to hire expert consultants to assist in strengthening our compliance program and related processes.  In July 1998, the consultant reported to us and the FDA that, except for the outstanding re-validations, there were no significant areas of Good Manufacturing Practices or GMP non-compliance.  The expert consultant reviewed the re-validations and reported to us and to the FDA that all re-validation projects had been completed within the agreed timeframes.

Additionally, under the terms of the consent decree, a separate expert consultant is required to conduct annual inspections of the Texas facility and issue a report annually to the FDA.  The expert consultant has conducted the required annual comprehensive GMP inspections.  In each of the annual inspections, 1999 to 2003, the expert consultant has found the Texas facility to be in substantial compliance with FDA Good Manufacturing Practice regulations.

During the period May 1 - 10, 2000, the FDA conducted an inspection at the Texas facility to assess the procedures under which saline breast implants are manufactured.  The inspection was conducted in conjunction with the FDA's final decision on our saline breast implant pre-market approval application.  The inspection resulted in the issuance of an FD483 (form used to report FDA inspection findings) with one observation related to validation of a computer system, which we addressed.  Our saline breast implant application was subsequently approved.

Between the period April 16 - 23, 2001, the FDA conducted an inspection at the Texas facility.  The inspection was a follow-up inspection related to our saline breast implant application and the previous inspection.  The inspection resulted in the issuance of an FD483 with two observations, one related to a manufacturing process and one related to computer software.  We have responded to the FDA on both observations.

In February 2002, the FDA performed a comprehensive GMP/QSR (Good Manufacturing Practice/Quality System Requirements) inspection of the Texas facility.  This inspection covered all aspects of the Texas quality systems for gel and saline breast implants and tissue expanders.  The inspection resulted in the issuance of an FD483 with three observations: one related to the manufacturing shell dipping process, one related to complaint analysis and one related to gowning practices.  We have addressed each of these issues.

In April 2003, the FDA performed a saline breast implant post-PMA GMP/QSR (Good Manufacturing Practice/Quality System Requirements) inspection of the Texas facility.  The inspection resulted in the issuance of an FD483 with one observation, which related to complaint handling.  We have addressed the issue with FDA.

We believe that we will continue to meet the requirements of the consent decree, although there can be no assurance that we can do so.  In addition, although the expert consultants have expressed their opinions as to the satisfactory completion of consent decree requirements, FDA inspectors during some future inspections may reach a different conclusion.  Should we fail to continue to comply with the conditions of the consent decree, under its terms the FDA is allowed to order us to stop manufacturing or distributing breast implants, order a recall or take other corrective actions.  We may also be subject to penalties of $10,000 per day until compliance is achieved.

If we maintain continuous compliance with the terms of the consent decree for a period of five years after the completion of the re-validations, we can petition the courts to remove the consent decree without opposition from the government.  We expect to submit this petition in fiscal year 2004.

Environmental Regulation

We are subject to regulation by the United States Environmental Protection Agency in each of our domestic manufacturing facilities.  In addition, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  In our Oklahoma facility, we are also subject to regulation by the United States Nuclear Regulatory Commission (NRC) due to the manufacture of brachytherapy seeds using radioactive iodine I-125.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

Medicare, Medicaid and Third-Party Reimbursement

Healthcare providers that purchase medical devices, such as our products, generally rely on third-party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products.  Our products are sold principally to hospitals, physicians, home healthcare suppliers, and others that receive reimbursement from these third-party payers for products and services they provide.  We estimate that as much as 40% or more of our product sales could be reimbursed by third-party payers.  As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payers.  The manner in which reimbursement is sought and obtained for any our products varies based upon the type of payer involved and the setting in which the product is furnished and utilized by patients.

Discussed below are certain factors which could have a significant impact on our future operations and financial condition.  It is difficult to predict the effect of these factors on our operations; however, the effect could be negative and material.

Medicare

Medicare is a federal program administered by the Centers for Medicare and Medicaid Services ("CMS"), formerly known as HCFA, through fiscal intermediaries and carriers.  Available to individuals age 65 or over, and certain other classes of individuals, the Medicare program provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments.  There are three components to the Medicare program:  Part A, which covers inpatient services, home healthcare and hospice care; Part B which covers physician services, other healthcare professional services and outpatient services; and Part C or Medicare+Choice, which is a program for managed care plans.

The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and services.  In general, in order to be reimbursed by Medicare, a healthcare item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part.  The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services.  Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our performance.  As discussed in greater detail below, the Balanced Budget Act of 1997, the Balanced Budget Refinement Act of 1999, and the Benefits Improvement and Protection Act of 2000 also have impacted Medicare reimbursement for our products.

In-Patient Hospital Setting

With the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates.  Under the Prospective Payment System, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided.  Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs.  Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing our products.  Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized.  Because PPS payments are based on predetermined rates and are often less than a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.  Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more profitable.

Outpatient Hospital Setting

CMS implemented the hospital Outpatient Prospective Payment System, or OPPS, effective July 1, 2000.  OPPS is the current payment methodology for hospital outpatient services, certain Part B services furnished to hospital inpatients who have no Part A coverage and partial hospitalization services furnished by community mental health centers.  All services paid under the OPPS are classified into groups called Ambulatory Payment Classifications, or APC.  Services in each APC are similar clinically and in terms of the resources they require.  Depending on the services provided, hospitals may be paid for more than one APC for a patient visit.  A payment rate is established for each APC through the application of a conversion factor that CMS updates on an annual basis.  OPPS may cause providers of outpatient services with costs above the payment rate to incur losses on such services provided to Medicare beneficiaries.

The Balanced Budget Refinement Act of 1999 provides for temporary financial relief from the effects of OPPS through the payment of additional outlier payments and transitional pass-through payments to outpatient providers reimbursed through OPPS who qualify for such assistance.  Transitional pass-through payments are required for new or innovative medical devices, drugs, and biological agents. The purpose of transitional pass-through payments is to allow for adequate payment of new and innovative technology until there is enough data to incorporate cost for these items into the base APC group.  The qualification of a device for transitional pass-through payments is temporary.  Most of the categories established under the pass-through system expired on January 1, 2003.  At that time, APC payment rates were adjusted to reflect the costs of devices (and drugs and biologicals) that received transitional pass-through payments.

Annually, and most recently in August 2002, the CMS proposed certain changes to OPPS and payment rates for the next calendar year.  The OPPS methodology determines the amount hospitals will be reimbursed for procedures performed on an outpatient basis and is important, as it determines the profitability of certain procedures for the hospital and may impact hospital purchasing decisions.  We commented directly and through industry groups on the proposed reimbursement of outpatient procedures that include our products.  The products affected include, among others, penile implants for the treatment of impotence and for iodine and palladium brachytherapy seeds for the treatment of prostate cancer.  On November 1, 2002, CMS issued its final rule concerning reimbursement of outpatient procedures for 2003.  CMS increased reimbursement for certain procedures using our products, and committed to address certain other reimbursement issues related to our products.  However, the final rule results in an overall reduction in the amount of reimbursement for outpatient procedures which include our penile implants for erectile dysfunction and made certain changes to the reimbursement for brachytherapy procedures which include our radioactive seed products.  Most of our domestic sales of brachytherapy seeds are reimbursed under these rules; however the effect of the changes in reimbursement procedures and amounts is expected to be minimal.  We estimate that approximately $14 million of annual revenue for our penile implants for the treatment of erectile dysfunction is reimbursed under this rule, or approximately 4% of our total sales.  The overall reduction in reimbursement may negatively impact our results.

We cannot predict the final effect that these changes in OPPS regulations, its annual updates to the regulation and/or the potential retirement of any of its products from Pass-Through status will have on us or our customers.  Any such effect, however, could be negative due to loss of revenue for some products.

Home Setting

Our disposable urological products are also provided to Medicare beneficiaries in home care settings.  Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of covered Durable Medical Equipment for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting).  As long as the Medicare Part B coverage criteria are met, certain of our products are reimbursed in the home setting pursuant to a fee schedule payment methodology.

The Home Health Prospective Payment System was implemented on October 1, 2000.  Under Home Health PPS, most of the services which a Medicare patient receives under a home health plan of care are covered by a single payment received by the home health agency for each 60-day episode of care.  After a physician prescribes a home health plan of care, the home health agency assesses the patient's condition and likely skilled nursing care, therapy, and certain other service needs, at the beginning of each episode of care.  Home Health Resource Groups are used to classify patients for purposes of determining payment rates.  The amount of the payment will ultimately depend upon the group category of the patient and is subject to a variety of adjustments.  Durable medical equipment is excluded from Home Health PPS.  However, certain medical supplies currently provided by us in a home care environment could be subject to Home Health PPS and the effect of such regulation on future product revenues and results of operations cannot be predicted.

Skilled Nursing Facility Setting

Skilled nursing facilities, or SNFs, which purchase our products have traditionally been reimbursed directly under Medicare Part A for some portion of their incurred costs.  On July 1, 1998, the manner in which SNFs were reimbursed under Medicare Part A changed dramatically.  On that date, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system.  The new payment system is based on resource utilization groups, or RUGs.  Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility.  The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require.  The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient.  These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay and ancillary services.  The daily payments made to the SNFs during a transition period are based upon a blend of their actual costs from 1995 and a national average cost from 1995 (which is subject to local wage-based adjustments). Initially, 75% of an SNF's per diem was based on its costs and 25% of the per diem was based on national average cost.  At the end of the four-year phase-in period, all daily payments will be based on the national average cost.  Although payments for certain RUGs categories increased in 1999 and 2000, these payment increases expired on September 30, 2002.  Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs.  Our revenue from SNF customers may be negatively affected by the RUGs system.

Medicaid

The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons.  State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services.  The coverage, method and level of reimbursement varies from state to state and is subject to each state's budget restraints.  Changes to the coverage, method or level of reimbursement for our products may affect future revenue negatively if reimbursement amounts are decreased or discontinued.

Private Payers

Many third-party private payers, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase of our products.  The scope of coverage and payment policies varies among third-party private payers.  Furthermore, many such payers are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems.  Future changes in reimbursement methods and cost control strategies may limit or discontinue reimbursement for our products and could have a negative effect on revenues and results of operations.

Fraud and Abuse Laws

In addition to Medicare coverage and reimbursement limitations, other aspects of the Medicare program may negatively affect the Company.  In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General to enforce compliance with the statute.  This statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services or products.  A violation of the statute is a felony and could result in civil penalties, including exclusion from the Medicare or Medicaid program, even if no criminal prosecution is initiated.

The Department of Health and Human Services has issued regulations from time to time setting forth so-called "safe harbors," which would guarantee protection of certain limited types of arrangements from prosecution under the statute if all elements of a particular safe harbor are met.  To date, 21 final safe harbors have been developed.  However, failure to fall within a safe harbor or within each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse statute.  As the comments to the safe harbors indicate, the purpose of the safe harbors is not to describe all illegal conduct, but to set forth standards for certain non-violative arrangements.  If an arrangement violates the Anti-Fraud and Abuse statute and full compliance with a safe harbor cannot be achieved, we risk greater scrutiny by the Inspector General and, potentially, civil and/or criminal sanctions.  We believe our arrangements are in compliance with the federal Anti-Fraud and Abuse statute, and analogous state laws; however, regulatory authorities may take a contrary position.

Product Development

We are focused on the development of new products and improvements to existing products, as well as obtaining FDA approval of certain products and processes, and maintain the highest quality standards of existing products.  During fiscal 2003, 2002 and 2001, we spent a total of $22,978,000, $21,806,000 and $19,632,000, respectively, for research and development.

Patents and Licenses

It is our policy to protect our intellectual property rights relating to our products when and where possible and appropriate.  Our patents include those relating to penile prostheses, tissue expanders, combination breast implant and tissue expander, pelvic floor, ultrasonic-assisted soft tissue aspiration (liposuction) and disposable catheters.  We license technology under exclusive supplier and licensing arrangements for certain products, including brachytherapy seeds and breast implants.

In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.  While we believe design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, we also recognize that our patents and license rights may make it more difficult for our competitors to market products similar to those we produce.  We can give no assurance that our patent rights, whether issued, subject to license, or in process, will not be circumvented, terminated, or invalidated.  Further, there are numerous existing and pending patents on medical products and biomaterials.  We can give no assurance that our existing or planned products do not or will not infringe such rights or that others will not claim such infringement or that we will be able to prevent competitors from challenging our patents or entering markets currently served us.

Raw Material Supply and Single Source Suppliers

We obtain certain raw materials and components for a number of our products from single suppliers.  We believe our sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a negative impact on sales.  No significant interruptions to raw material supplies occurred during fiscal 2003.

Our inflatable penile prostheses, saline-filled mammary implants, catheters and other products are available for sale under FDA approvals and/or clearances.  Gel-filled mammary implants are only available as part of the adjunct clinical study.  A change in raw material, components or suppliers for these products may require a new FDA submission, and subsequent review and approval.  There is no assurance that such a submission would be approved without delay, or at all.  Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.

We license technology under exclusive supplier and licensing arrangements for certain products.  Those products include Tutogen® processed fascia lata for the Suspend® Sling, and Tutogen® processed dermis for Axis™, both for use in pelvic floor reconstruction, BTA Stat® bladder cancer test, and radioactive sources for our palladium brachytherapy seeds.  In addition, the licensors are our sole-source suppliers of these products.  Any interruption in their ability to supply the product may have an adverse impact on our sales and results of operations.

Seasonality

Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as surgeons and patients tend to take vacation, particularly in Europe, during this quarter.

Working Capital

We maintain normal industry levels of inventory in each of the three segments of our business.  This includes significant consignment inventories of our aesthetics products to aid the surgeon in correctly sizing an implant to meet patient needs and reduce the rate of returns of product purchased in order to facilitate sizing options.  Otherwise, inventories are managed to levels consistent with high levels of customer service.  Additionally, new product introductions require inventory build-ups to ensure success.

Our accounts receivable credit terms are consistent with normal industry practices in each of the markets that we sell our products.  Aesthetic surgery product return policies allow for product returns for full or partial credit for up to six months.  It is common practice to order additional quantities and sizes to facilitate correctly sizing to meet patient needs.  Consequently, product return rates are high but are considered to be consistent with the industry.  See "Application of Critical Accounting Policies - Revenue Recognition" of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of March 31, 2003, we employed approximately 2,022 people, of whom 1,186 were in manufacturing, 521 in sales and marketing, 141 in research and development and 174 in finance and administration.  We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.

Risk Factors

SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS MAY FORCE US TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims.  In the past, and currently, we have had a number of product liability claims relating to our products, and we may be subject to additional product liability claims in the future, some of which may have a negative impact on our business.  Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products.  Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer.  Some manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy.  In addition, a recall of some of our products could result in significant costs to us.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast and other implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity - whether accurate or inaccurate -concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

IF CHANGES IN THE ECONOMY AND CONSUMER SPENDING REDUCE CONSUMER DEMAND FOR OUR PRODUCTS, OUR SALES AND PROFITABILITY WOULD SUFFER.

Certain elective procedures, such as breast augmentation, body contouring, and surgical treatment for male impotence are typically not covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.   This shift could have an adverse effect on our sales and profitability.

IF WE ARE UNABLE TO CONTINUE TO DEVELOP AND COMMERCIALIZE NEW TECHNOLOGIES AND PRODUCTS, WE MAY EXPERIENCE A DECREASE IN DEMAND FOR OUR PRODUCTS OR OUR PRODUCTS COULD BECOME OBSOLETE.

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product development, improvement programs and required clinical studies to maintain and improve our competitive position.  Any significant delays in the above or termination of our clinical trials would materially and adversely affect our development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products to develop or acquire new products or technologies that will timely achieve regulatory approval or receive market acceptance.

There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally.  The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical safety and efficacy, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities.  Physicians will not recommend our products if clinical and other data or other factors do not demonstrate their safety and efficacy compared to other competing products, or if our products do not best meet the particular needs of the individual patient.

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

IF WE ARE UNABLE TO IMPLEMENT NEW INFORMATION TECHNOLOGY SYSTEMS, OUR ABILITY TO MANUFACTURE AND SELL PRODUCTS, MAINTAIN REGULATORY COMPLIANCE AND MANAGE AND REPORT OUR BUSINESS ACTIVITIES MAY BE IMPAIRED, DELAYED OR DIMINISHED, WHICH WOULD CAUSE SUBSTANTIAL BUSINESS INTERRUPTION AND LOSS OF SALES, CUSTOMERS AND PROFITS.

We are in the process of designing and implementing an enterprise resource planning system that will be our primary business management system for nearly all of our businesses worldwide.  Many other companies have had severe problems with computer system implementation of this nature and scope.  We are using a controlled project plan and have assigned adequate staffing and other resources to the project to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

 IF WE ARE UNABLE TO ACQUIRE COMPANIES, BUSINESSES OR TECHNOLOGIES AS PART OF OUR GROWTH STRATEGY OR TO SUCCESSFULLY INTEGRATE PAST ACQUISITIONS, OUR GROWTH, SALES AND PROFITABILITY WILL SUFFER.

A significant portion of our recent growth has been the result of acquisitions of other companies, businesses and technologies.  We intend to continue to acquire other businesses and technologies to facilitate our future business strategies, although there can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us.  Further, once a business is acquired, any inability to integrate the business, failure to retain and develop their workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

IF OUR INTELLECTUAL PROPERTY RIGHTS DO NOT ADEQUATELY PROTECT OUR PRODUCTS OR TECHNOLOGIES, OTHERS COULD COMPETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights.  We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks or licenses.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors.  Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

In addition to patents and trademarks, we rely on trade secrets and proprietary know-how.  We seek protection of these rights, in part, through confidentiality and proprietary information agreements.  These agreements may not provide sufficient protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information.  Failure to protect our proprietary rights could seriously impair our competitive position.

 IF THIRD PARTIES CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM MARKETING OUR PRODUCTS.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others.  However, regardless of our intent, our technologies may infringe upon the patents or violate other proprietary rights of third parties.  In the event of such infringement or violation, we may face expensive litigation and may be prevented from selling existing products and pursuing product development or commercialization.

WE DEPEND ON SINGLE AND SOLE SOURCE SUPPLIERS FOR CERTAIN RAW MATERIALS AND LICENSED PRODUCTS AND THE LOSS OF ANY SUPPLIER COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE OR SELL MANY OF OUR PRODUCTS.

We currently rely on single or sole source suppliers for raw materials, including silicone, used in many of our products.   In the event that they cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality raw materials in a timely manner.  We also depend on third party manufacturers for components and licensed products.  If there is a disruption in the supply of these products, our sales and profitability would be adversely affected.

OUR INTERNATIONAL BUSINESS EXPOSES US TO A NUMBER OF RISKS.

More than one-third of our sales are derived from international operations.  Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability.  Most of our international sales are denominated in Euros, Canadian Dollars or U.S. Dollars.  Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results.  Our operations and financial results also may be significantly affected by other international factors, including:

  foreign government regulation of medical devices;
  product liability, intellectual property and other claims;
  new export license requirements;
  political or economic instability in our target markets;
  trade restrictions;
  changes in tax laws and tariffs;
  managing foreign distributors and manufacturers;
  managing foreign branch offices and staffing; and
  competition

If these risks actually materialize, our sales to international customers may decrease.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in, withdrawal, or rejection of FDA or other government entity approval of our products may also adversely affect our business.  Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad.  In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted, or may prevent us from broadening the uses of our current products for different applications.  In addition, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

Our manufacturing facilities also are subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our compliance with applicable federal, state and foreign regulations.  In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices.  It is possible that the FDA or other governmental authorities will issue additional regulations which would further reduce or restrict the sales of our present or proposed products.  Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

HEALTHCARE REIMBURSEMENT OR REFORM LEGISLATION COULD MATERIALLY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that imposes limits on the amount of reimbursement for certain types of medical procedures or products, the number or type of medical procedures that may be performed, or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products.  Our revenues depend largely on U.S. and foreign government health care programs and private health insurers reimbursing patients' medical expenses.  Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products.  In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs.  These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations.  In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control.  In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

IF OUR USE OF HAZARDOUS MATERIALS RESULTS IN CONTAMINATION OR INJURY, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

Our manufacturing and research activities involve the controlled use of hazardous materials.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and any applicable insurance coverages.

 FUTURE CHANGES IN FINANCIAL ACCOUNTING STANDARDS MAY CAUSE ADVERSE UNEXPECTED REVENUE OR EXPENSE FLUCTUATIONS AND AFFECT OUR REPORTED RESULTS OF OPERATIONS.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  Any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results of our business.

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, distributors, or stockholders could be very costly and substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

Executive Officers of the Registrant

Our executive officers are listed below, followed by brief accounts of their business experience and certain other information.

Name	Age	Position
Christopher J. Conway	64	President, Chief Executive Officer, Chairman of the Board
Eugene G. Glover	60	Senior Vice President, Advanced Development
Joshua Levine	45	Senior Vice President, Global Sales and Marketing, Aesthetics Products
Adel Michael	59	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maher Michael, M.D.	51	Vice President, Medical Director
Bobby K. Purkait	53	Senior Vice President, Science and Technology and New Business Development
Clarke Scherff	56	Vice President, Regulatory Compliance
Peter Shepard	57	Senior Vice President, Global Sales and Marketing, Urology Products
Cathy Ullery	50	Vice President, Human Resources

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

Mr. Levine joined us in October of 1996 as Vice President, Sales, Aesthetic Products.  In September of 1998, he was promoted to domestic Vice President Sales and Marketing Aesthetic Products.  In January 2000, Mr. Levine resigned to join a start-up practice management organization, The Plastic Surgery Company where he was Chief Development Officer.  He resigned that position in September 2000 to rejoin us as our Vice President Sales & Marketing.  Subsequent to this resignation, Plastic Surgery Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in March 2002.  In November of 2001, Mr. Levine assumed global responsibilities for all of our aesthetic sales and marketing activities and was promoted to Senior Vice President Global Sales & Marketing in June of 2002.

Mr. Adel Michael joined us in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer.  He was promoted to Executive Vice President on September 14, 2001.  From 1989 to 2000 he was Vice President, Chief Financial Officer of Getz Brothers and Co., Inc., and from 1983 to 1989 he was a Group Controller for the Marmon Group, Inc.  From 1972 to 1983 he was Controller of Amphenol Corporation, a subsidiary of Allied Corporation and from 1969 to 1972  with Bell and Howell.

Dr. Maher Michael, M.D., joined us in February 2002 as Vice President of Clinical and Regulatory Submissions and Medical Director and in September 2002, he was made an executive officer.  From 1997 to 2002 he was Director of Corporate Regulatory Affairs and Medical Director for APIC, USA, Inc. and from 1988 to 1996 he was Medical Director for ARZCO Medical Systems, Inc., a subsidiary of Marmon Group, Inc.

Mr. Purkait joined us in February 1986 and has served in various research and development capacities.  He was promoted to Vice President Science and Technology in 1988, and Senior Vice President in April 1998.  In January 2002, his responsibilities were changed to focus on identifying and assessing the value and feasibility of new technologies.

Mr. Scherff joined us in July 1995 as Director of Regulatory Affairs through the acquisition of Optical Radiation Corporation, where he held the position of Group Vice President Quality Assurance/Regulatory Affairs from April 1993 to June 1995.  He was promoted to Vice President Quality and Regulatory Assurance in June 1997 and to Vice President of Regulatory Compliance/Compliance Officer in October 2000.  From 1980 to 1993, Mr. Scherff held various positions of increasing responsibility for American Hospital Corporation/Baxter Healthcare Corporation, ultimately serving as the Director of Quality Assurance.

Mr. Shepard joined us in 1976 as a sales representative.  In 1982, he was promoted to Vice President Sales and in 1992 to Vice President Sales and Marketing for the Surgical Urology and Healthcare products.  Beginning 1996, he was appointed as Vice President Business Development.  In October 2000, Mr. Shepard resumed the position of Vice President Sales and Marketing for the Surgical Urology and Healthcare product lines.  He was promoted to Senior Vice President Global Sales and Marketing, Urology and Healthcare Products in May 2002.

Ms. Ullery joined us in 1998 and served in several capacities in the Human Resources Department.  She was promoted to Director of Human Resources in July 1999, and Vice President of Human Resources in May 2002.  From 1993 to 1997, Ms. Ullery was the Director of Organizational Effectiveness for the City of Tucson.  From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs.

ITEM 2.	PROPERTIES.

At March 31, 2003, we owned and leased the following facilities:

Location	Total Sq. Ft.	Principle Segment and Use

Owned Properties
Minnesota	185,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
Oklahoma	25,000	Surgical Urology manufacturing, warehousing and administrative offices
France	124,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
Netherlands	65,000	Aesthetic and General Surgery manufacturing, warehousing and administrative offices
United Kingdom	13,000	Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
	412,000
Leased Properties
California	124,000	Services all Segments Corporate offices, research and development, and sales and marketing
Minnesota	20,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
France	59,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
Texas	134,000	Aesthetic and General Surgery manufacturing, warehousing and administrative offices
Arizona	20,000	Aesthetic and General Surgery manufacturing, warehousing and administrative offices
United Kingdom	81,000	Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
	438,000

Our leases have terms ranging from 1 to 125 years, many of which have options to renew on terms we consider favorable.  In addition to the facilities mentioned above, we have international sales offices throughout ten countries where we lease office and warehouse space ranging from 1,000 to 8,000 square feet.  We anticipate that we will be able to extend or renew the leases that expire in the near future on terms satisfactory to us, or if necessary, locate substitute facilities on acceptable terms.

We believe our facilities are generally suitable and adequate to accommodate our current operations and additional suitable facilities are readily available to accommodate future expansion as necessary.

For information regarding lease obligations see "Note L-Commitments" under "Notes to the Consolidated Financial Statements."

ITEM 3.	LEGAL PROCEEDINGS.

In 1998, we learned that the FDA's Office of Criminal Investigations was conducting an investigation involving us.  We understood that the investigation was dormant until April 2000 when a letter was issued requesting that we provide manufacturing data and other corporate records, which we did.  We cooperated fully with the investigation.

On July 9, 2002, we presented the five-year follow-up data to the FDA advisory panel related to its saline mammary implant clinical studies.  The presentation of this data was a condition of the PMA approval received in May of 2000.  Subsequent to the presentation, we became aware through the media that the Chairman of the Committee on Energy and Commerce and the Chairman of the Subcommittee on Oversight and Investigations sent a letter to the Deputy Commissioner of the FDA requesting data related to the saline breast implant studies and records related to Mentor and the OCI investigation.  On September 27, 2002, media articles announced that the FDA had completed and closed its criminal investigation.  We have received confirmation from the FDA Office of Criminal investigation that the criminal investigation had been closed.

We believe that we are in compliance with all applicable laws, rules and regulations.

The Securities and Exchange Commission informed us that it was investigating, under a formal order of investigation, the events relating to the March 23, 2000 USA Today article entitled "Breast Implant Manufacturer Under Investigation by the FDA," which was authored by Rita Rubin, and the March 23, 2000 press release issued by us responding to that article, and possibly other matters.  We cooperated fully with the SEC's investigation.  In May 2002, we received notification from the SEC's Division of Enforcement that "This investigation has been terminated and no enforcement action has been recommended to the Commission."

In November 2002, we filed a lawsuit against North American Scientific, Inc., ("NASI") for, among other things, breach of the exclusive distribution agreement, which expired on January 31, 2003.  In response, NASI filed a counterclaim against us alleging various breaches and other actions.  Mentor decided to resolve all claims in order to avoid the costs of litigation, and the other parties mutually agreed to dismiss all claims and counterclaims against each other without admitting any wrongdoing.  Both parties are satisfied with the result of the settlement.

Claims related to product liability are a regular and ongoing aspect of the medical device industry.  At any one time, we are subject to claims asserted against us and are involved in product liability litigation.  These actions can be brought by an individual, by a group of patients purported to be a class action.  We have carried product liability insurance on all our products, including breast implants, subsequent to May 1991 and prior to September 1985.  This insurance is subject to certain self-insured retentions and limits on the policies.  From September 1985 through April 1991, we were self insured for the majority of our surgical implant products, but had product liability insurance on the rest of our products.  From June 1992 on, our insurance has excluded silicone gel-filled breast implants.

In February 1999, we were the plaintiff in a jury trial defending a patent exclusively licensed to us by Sonique Surgical Systems, Inc., and used in ultrasonic tissue removal.  Although the jury found willful infringement, the court nonetheless entered a judgment in favor of the defendants (Medical Device Alliance, Inc., Lysonics, Inc. and Misonix, Inc.).  We challenged the court order and in May 2001, a Federal circuit court reversed the lower court's ruling and reinstated the jury award of damages.  In April 2002, we received $5.4 million in full settlement of the jury award.

In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings.  We do not anticipate that any of these proceedings will have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Nasdaq National Market under the symbol "MNTR".  The high and low sales prices of our common stock, as reported on the Nasdaq National Market for the two most recent fiscal years, are set forth below.

Year Ended March 31, 2002	High	Low
Quarter ended June 30, 2001	$14.17	$11.07
Quarter ended September 30, 2001	15.72	11.97
Quarter ended December 31, 2001	15.10	11.53
Quarter ended March 31, 2002	18.04	14.04

Year Ended March 31, 2003	High	Low
Quarter ended June 30, 2002	$18.64	$18.15
Quarter ended September 30, 2002	16.88	14.80
Quarter ended December 31, 2002	19.52	19.09
Quarter ended March 31, 2003	17.54	16.81

According to the records of our transfer agent, there were approximately 964 holders of record of our common stock on June 18, 2003.  However, the majority of shares are held by brokers and other institutions on behalf of shareholders in approximately 6,600 accounts.  The actual number of total shareholders may be less due to shareholders holding accounts at more than one institution.

In fiscal 2002, we declared and paid a quarterly dividend of $.03 per share of common stock for all four fiscal quarters.  In fiscal 2003, we declared a quarterly dividend of $.03 per share of common stock for the first and second quarters.  On December 13, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on or about January 17, 2003 to shareholders of record on December 31, 2002.  A cash dividend for the third quarter equivalent to that in the first and second quarters, but reflecting the two-for-one split, would have resulted in a dividend of $.015 per share. However, the dividend was declared as $.02 per share payable to shareholders after the distribution of the additional shares issued in the stock split. The fourth quarter dividend of $.02 per common share was declared on February 28,2003 to shareholders of record on March 31, 2003 and payable on April 21, 2003.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability and alternative cash needs.  Our existing credit agreement limits the aggregate amount of dividends payable in any year to one-half of our net income of the preceding year.

ITEM 6.	SELECTED FINANCIAL DATA.

Statement of income and balance sheet data shown below were derived from our Consolidated Financial Statements as of March 31, 2003 and 2002 and for each of the three years in the periods ended March 31, 2003, included herein, which have been audited by Ernst & Young LLP, our independent auditors.  You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended March 31,
(in thousands, except per share data)	2003(2)	2002(1)	2001(1)	2000	1999
Statement of Income Data:
Net sales	$382,384	$321,062	$268,894	$249,345	$204,576
Gross profit	229,507	190,607	164,198	154,687	126,609
Operating income	76,977	57,516	41,787	39,431	30,141
Income before income taxes -
Continuing operations	79,039	59,216	46,549	42,389	30,888
Income taxes - continuing operations	23,219	17,396	14,731	13,563	10,447
Income from continuing operations	55,820	41,820	31,818	28,826	20,441
Discontinued operations, net of income tax	-	-	260	7,713	(6,479)
Net income	$ 55,820	$ 41,820	$ 32,078	$ 36,539	$ 13,962
Basic earnings (loss) per share(3):
Continuing operations	$ 1.20	$ 0.88	$ 0.67	$ 0.59	$ 0.42
Discontinued operations	-	-	0.01	0.16	(0.14)
Basic earnings per share	$ 1.20	$ 0.88	$ 0.68	$ 0.75	$ 0.28
Diluted earnings (loss) per share(3):
Continuing operations	$ 1.15	$ 0.85	$ 0.66	$ 0.57	$ 0.40
Discontinued operations	-	-	-	0.16	(0.13)
Diluted earnings per share	$ 1.15	$ 0.85	$ 0.66	$ 0.73	$ 0.27
Dividends per common share	$ 0.07	$ 0.06	$ 0.0525	$ 0.05	$ 0.05
Average outstanding shares(3):
Basic	46,428	47,278	47,254	48,768	49,100
Diluted	48,388	48,926	48,372	50,168	50,788
Balance Sheet Data:
Working capital	$167,996	$126,556	$112,461	$124,141	$106,532
Total assets	398,088	324,636	290,837	230,706	196,011
Long-term accrued liabilities, less current portion	13,970	12,873	10,691	-	-
Shareholders' equity	276,710	224,178	196,306	183,642	158,618

(1)   Results after fiscal 2000 include the impact of the Porges S.A. acquisition in February 2001.
(2)   Results in fiscal 2003 include the impact of the Portex acquisition in May 2002.
(3)   Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected January 21, 2003.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the "Risk Factors" information in the "Business" section of this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When the Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."  As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  We record estimated reductions to revenue for customer programs and other volume-based incentives.  Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue are recorded.  We also allow credit for products returned within our policy terms.  We record an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns.  Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.

Accounts Receivable

We market our products to a diverse customer base, principally throughout the United States, Canada and Western Europe.  We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors.  We perform ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information.  We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments.  Estimated losses are based on historical experience and any specifically identified customer collection issues.  If the financial condition of our customers, or the economy as whole, were to deteriorate, resulting in an impairment of our customers' ability to make payments, additional allowances may be required.  These adjustments would be included in selling, general and administrative expenses.

Inventories

We value our inventory at the lower of cost, based on the first-in first-out ("FIFO") cost method, or the current estimated market value of the inventory.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  These valuation adjustments would be included in cost of goods sold.

Warranties and Related Reserves

We provide an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of product problems and costs incurred in correcting product problems.  Should actual reported problem rates or the resulting costs differ from our estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in selling, general and administrative expenses.

Goodwill and Intangible Asset Impairment

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," effective April 1, 2002 and analyzed goodwill and intangibles for impairment and no impairment was noted as a result of this analysis.  If these assumptions and their related estimates change in the future, we may be required to record impairment charges for these assets.  These impairment charges would be included in the results of operations.

RESULTS OF OPERATIONS

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Costs and expenses
Cost of sales	40.0	40.6	38.9
Selling, general, and administrative	33.9	34.7	37.3
Research and development	6.0	6.8	7.3
Restructuring charge	-	-	0.9

Operating income from continuing operations	20.1	17.9	15.6
Interest expense	(0.3)	(0.3)	(0.1)
Interest income	0.6	0.7	1.6
Other income, net	0.2	0.1	0.3

Income from continuing operations before income taxes	20.7	18.4	17.4
Income taxes	6.1	5.4	5.5
Income from continuing operations	14.6	13.0	11.9
Income from discontinued operations, net of income taxes	-	-	0.1

Net income	14.6%	13.0%	12.0%
YEARS ENDED MARCH 31, 2003 AND 2002

Sales

Sales for fiscal 2003 increased to $382 million from $321 million in fiscal 2002, an increase of 19%.  Included in fiscal 2003 sales are eleven months of clinical and consumer healthcare product sales relating to our May 2002 acquisition of the urology and ostomy business of Portex Ltd.  Sales of products acquired in the Portex transaction accounted for five percentage points of the year-to-year growth.  The increase in sales was in both domestic and international markets.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $12 million, or approximately four percentage points of the year-to-year growth.

Sales of aesthetic and general surgery products increased 17% to $191 million from $163 million in the prior year.  Total sales of breast implants products increased 16% to $158 million from $137 million in the prior year.  Sales of body contouring products increased $2.8 million or 28% over the prior year.  We believe that sales growth was primarily attributable to strong product demand both domestically and internationally, the introduction of an improved tissue expander in the fourth quarter of fiscal 2002, a resurgence of demand including surgeries that were postponed after the events of September 11th and the benefit from the effect of the strong Euro.  Sales of aesthetic and general surgery are expected to increase at a slower rate in fiscal 2004.

Sales of surgical urology products increased 13% to $107 million from $94 million in the prior year. The   growth primarily resulted from strong sales of products acquired in our February 2001 acquisition of Porges S.A., included new product sales and the effect of a stronger Euro.  Penile implant sales increased $1.5 million, due in part to incremental sales from the Titan™ inflatable device introduced in the third quarter of fiscal 2003 and marketing program efforts to increase consumer awareness.  Sales of pelvic floor reconstruction products increased $2.5 million due to new product introductions late in fiscal 2002.  Brachytherapy sales decreased $1.0 million, or 4% from the prior year as unit sales increases were partially offset as competitive pressures decreased average selling prices. In addition, interruption of our supply of palladium radioactive seeds due to the expiration of our exclusive distribution agreement with NASI and difficulties in securing new vendor supply to fulfill customer orders resulted in lost sales, and these difficulties have continued into fiscal 2004.

Sales of clinical and consumer healthcare products increased 32% to $84 million from $64 million in the prior year.  This growth primarily resulted from our May 2002 acquisition of the urology and ostomy businesses of Portex Ltd., whose product sales are included for eleven months of fiscal 2003 and accounted for approximately $16 million of the sales growth over fiscal 2002.  Sales growth was generally aided by the effect of the stronger Euro as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar.  In addition, sales of male external catheters grew 15%, primarily in international markets, offsetting a slight decline in sales of other healthcare products.  Sales of intermittent self-catheters increased 7% following the introduction of the Self-Cath Plus™ lubricious catheter in fiscal 2002.

Cost of Sales

Cost of sales was 40.0% of net sales for fiscal 2003, compared to 40.6% in fiscal 2002.  Cost of sales for the aesthetic and general surgery products decreased from 30.0% of net sales to 28.1%, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility partially offset by startup costs at our new manufacturing facility in the Netherlands.  Cost of sales for surgical urology products decreased from 51.7% of net sales to 51.2% primarily due to improved manufacturing efficiencies and the recent acquisition of Mills Biopharmaceutical to manufacture our own iodine brachytherapy seeds.  Cost of sales for clinical and consumer healthcare products increased from 50.2% of net sales to 52.7% primarily due to the May 2002 acquisition of the urology and ostomy businesses of Portex whose products have lower margins than our previously existing products.

Selling, General and Administrative

Selling, general and administrative expenses were 33.9% of net sales in fiscal 2003 compared to 34.7% in fiscal 2002.  The decrease as a percentage of net sales reflects efficiencies of scale as selling, general and administrative costs grew at rates slower than overall revenue growth.  These economies of scale were offset slightly by the non-recurring general and administrative expenses associated with the recent acquisition of the urology and ostomy business of Portex and non-capitalizable expenses related to the implementation of information technology systems to modernize and integrate recent acquisitions.

Research and Development

Research and development expenses were 6.0% of net sales in fiscal 2003, a slight decrease from 6.8% in fiscal 2002.  Overall spending on research and development increased by 5.4% from the prior year.  The decrease in research and development as a percentage of net sales is partially attributable to several recent acquisitions, and associated revenue growth, in the clinical and consumer healthcare segment. This segment has a generally lower level of research and development spending on new product development than the long term implantable products in the aesthetics and surgical urology segments.  Fiscal 2003 development costs relate primarily to our clinical studies and accelerated product enhancement projects for existing products and new product development.  Although we have successfully completed several pre-market approval application submissions related to mammary and penile implants in recent years, the amount of spending on research and development is not expected to decrease as the focus of our research and development efforts shifts towards product enhancements and new product development.  In addition, we are committed to several post FDA approval follow up studies, and a variety of clinical and laboratory studies in connection with our gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $1.0 million in fiscal 2003, from $859 thousand in fiscal 2002.  In January 2001, we acquired the assets of South Bay Medical LLC.  Approximately $7 million of the purchase price was recorded as a long-term accrued liability at net present value.  In December 2001, we recorded an additional $1.7 million of long-term accrued liability at net present value related to the acquisition of certain intangible rights from ProSurg, Inc.  Imputed interest on these liabilities is charged to interest expense.  This imputed interest and balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries, slightly offset by lower prevailing borrowing rates of interest,  accounted for the increase in interest expense over the prior year.

Interest income increased to $2.5 million in fiscal 2003 from $2.2 million in fiscal 2002.  The increase is due to higher cash and marketable security balances partially offset by lower prevailing interest rates on short-term investments and a change in our investment strategy.  Our new investment strategy involves a shift to taxable money market investments which have a higher pretax yield, from tax free municipal bonds and similar tax advantaged investment vehicles, which have a lower pre-tax yield.

Other income, net primarily includes gains or losses on sales of marketable securities, disposal of assets, foreign currency gains or losses related to our foreign operations and impairment charges on long term investments.  Both years include income from the sale of marketable securities, net foreign exchange transaction and remeasurement gains and loss, offset by impairment charges on long term investments. In fiscal 2000, we recorded a $3 million permanent impairment of our equity investment in Intracel Corporation.  During fiscal 2002, we recorded an additional $3 million to completely write-off our investment in Intracel Corporation upon its bankruptcy filing.  During the fiscal 2003, we sold our remaining investment in North American Scientific, Inc. and recorded a pre-tax gain of $403,000.  We determined the investment in Paradigm Medical Industries Inc. (Paradigm), was impaired and recorded a one-time pre-tax impairment charge of $1,857,000.  Other income, net for fiscal 2002, also includes a one-time gain of $700,000 related to the settlement of a dispute with Paradigm, a one-time foreign exchange gain of $720,000 on the repayment of our 15 million Euro loan to partially fund the acquisition of Porges S.A. and the realized gains on the disposition of long-term marketable securities available-for-sale of $1.3 million.

Income Taxes

The effective rate of corporate income taxes was 29.4% for both fiscal 2003 and fiscal 2002.  The decrease in the effective tax rate from historical levels is a result of a higher proportion of income from foreign operations with lower tax rates and tax refunds received in the first and second quarters of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.  As a result these tax refunds, the tax rate for the first half of fiscal 2003 was 27.7% whereas the tax rate in the second half of fiscal 2003 was 31.1%.

Income From Continuing Operations

Income from continuing operations for fiscal 2003 was $56 million, compared to $42 million for the previous year, an increase of $14 million or 33%.  Increased sales, primarily of aesthetics products, lower cost of goods sold and lower operating expenses as a percentage of net sales, and a tax refund increased net income, while the write-down of our investment in Paradigm reduced net income.

YEARS ENDED MARCH 31, 2002 AND 2001

Sales

Sales for fiscal 2002 increased to $321 million from $269 million in 2001, an increase of 19%.  Included in fiscal 2002 sales are 12 months of surgical urology and clinical and consumer healthcare product sales relating to our February 2001 acquisition of Porges S.A., compared to two months of sales included in fiscal 2001.  Porges product sales accounted for 15 percentage points of the year-to-year growth.  Sales were negatively affected by the continued strength of the U.S. Dollar versus other currencies and the general economic slowdown in the economy.  Foreign exchange rate movements had an unfavorable year-to-year impact on international sales of $1.4 million, or less than 1% of consolidated sales.

Sales of aesthetic and general surgery products increased 4% to $163 million from $157 million in the prior year.  We believe that the modest growth in aesthetic product sales was primarily the result of the general economic slowdown in fiscal 2002, and the events of September 11, 2001.  The sales of aesthetic products used in cosmetic surgeries were substantially even with prior year sales, as these product sales are affected more than our other aesthetic products and segments by general economic conditions, as a higher proportion of these cosmetic surgeries are paid directly by the patient.  However, the sales of aesthetic products used in reconstructive surgeries increased 21% over prior year sales, as a high proportion of these product sales are reimbursed by third party payers.

Sales of surgical urology products increased 52% to $94 million from $62 million in the prior year.  This growth primarily resulted from our February 2001 acquisition of Porges S.A., whose product sales are included in fiscal 2002 sales for the whole year.  Porges product sales accounted for 48 percentage points of the year-to-year growth.  Penile implant sales included incremental sales of the Alpha 1 Inflatable device with the new Lockout® valve introduced late in fiscal 2000.  Brachytherapy sales increased slightly over the prior year as unit sales increases were partially offset as competitive pressures decreased average selling prices.

Sales of clinical and consumer healthcare products increased 29% to $64 million from $50 million in the prior year.  This growth primarily resulted from our February 2001 acquisition of Porges S.A., whose product sales are included for all of fiscal 2002.  Porges product sales accounted for 24 percentage points of the year-to-year growth.  In addition, sales of intermittent self-catheters grew 12% with the introduction of the Self-Cath Plus™ lubricious catheter in fiscal 2002, while there was a slight decline in male external catheter sales of 7%.

Cost of Sales

Cost of sales was 40.6% of net sales for fiscal 2002, compared to 38.9% in fiscal 2001.  Fiscal 2002 included Porges product sales for the entire year as opposed to two months in fiscal year 2001.  Porges products have an average cost of sales of approximately 60% as compared to a historic average of 38% for the rest of our products and, consequently, the additional Porges product sales have diluted the gross margin product mix.  This dilution was partially offset by manufacturing efficiencies in our aesthetic and clinical and consumer healthcare products.

Selling, General and Administrative

Selling, general and administrative expenses were 34.7% of net sales in fiscal 2002 compared to 37.3%, exclusive of the restructuring charge, in fiscal 2001.  The decrease as a percentage of net sales reflects cost savings from our restructuring of corporate staff during the second and third quarters of fiscal 2001 and the acquisition of Porges which has a lower percentage of selling, general and administrative expenses to net sales than the rest of the Company.

Research and Development

Research and development expenses were 6.8% of net sales in fiscal 2002, a slight decrease from 7.3% in fiscal 2001.  Overall spending on research and development increased by 11% from the prior year.  Fiscal 2002 development costs relate primarily to our automated brachytherapy workstation, accelerated product enhancement projects for existing products and new product development.  Fiscal 2002 also includes research and development costs related to Porges products, for which research and development expenses as a percentage of net sales have historically been lower than those for our other products.  Although we have successfully completed several pre-market approval application submissions related to mammary and penile implants in recent years, the amount of spending on research and development is not expected to decrease as the focus of our research and development efforts shifts towards product enhancements and new product development.  In addition, we are committed to a variety of clinical and laboratory studies in connection with our gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $859,000 in fiscal 2002, from $276,000 in fiscal 2001.  In January 2001, we acquired the assets of South Bay Medical LLC.  Approximately $7 million of the purchase price was recorded as a long-term accrued liability at net present value.  In December 2001, we recorded an additional $1.7 million of long-term accrued liability at net present value related to the acquisition of certain intangible rights from ProSurg, Inc.  Imputed interest on these liabilities is charged to interest expense.  This imputed interest and balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries accounted for the increase in interest expense over the prior year.  In fiscal 2002, $196,000 of interest incurred on a line of credit to finance the construction of a new foreign manufacturing facility was capitalized.

Interest income decreased from $4.2 million in 2001 to $2.2 million in fiscal 2002.  The decrease is due to lower cash and marketable security balances, lower prevailing interest rates on short-term investments, and a shift in our investment strategy from taxable commercial paper which has a higher pretax yield to tax free municipal bonds and similar tax advantaged investment vehicles, which currently have a higher after-tax yield.

Other income, net primarily includes gains or losses on sales of marketable securities, disposal of assets, and foreign currency gains or losses related to our foreign operations.  In fiscal 2000, we recorded a $3 million permanent impairment of our equity investment in Intracel Corporation.  This impairment charge was offset by realized gains on the disposition of marketable securities recorded as long-term marketable securities available for sale.  During fiscal 2002, we recorded an additional $3 million write-down of our investment in Intracel Corporation upon its bankruptcy filing.  At March 31, 2002 the investment in Intracel Corporation is carried at no value.  Other income, net for fiscal 2002, also includes a one-time gain of $700,000 related to the settlement of a dispute with Paradigm Medical Industries, a one-time foreign exchange gain of $720,000 on the repayment of the 15 million Euro loan to partially fund the acquisition of Porges S.A. and the realized gains on the disposition of long-term marketable securities available-for-sale of $1.3 million.

Income Taxes

The effective rate of corporate income taxes was 29.4% for fiscal 2002 and 31.6% for fiscal 2001.  The decrease in the effective tax rate from fiscal 2001 to fiscal 2002 is a result of a higher proportion of income from foreign operations with lower tax rates, increased tax-exempt interest income, tax credits related to research and development, and a refund received in the fourth quarter of fiscal year 2002 related to the amendment of prior year tax returns for our foreign sales corporation.

Income From Continuing Operations

Income from continuing operations for fiscal 2002 was $42 million, compared to $32 million for the previous year, an increase of $10 million or 30%.  Increased sales, primarily from our Porges S.A. acquisition in February 2001, lower cost of goods sold and lower operating expenses as a percentage of net sales, and a tax refund increased net income, while the write-down of our investment in Intracel Corporation and lower investment income reduced net income.

Inflation

We do not believe inflation has had a material impact on our operations over the three-year period ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $106 million and $75 million at March 31, 2003 and 2002, respectively.  During the three years ended March 31, 2003, liquidity needs have been satisfied principally by cash flow from operations and, to a lesser extent from borrowings under our line of credit.  Despite significant acquisition and stock repurchase activities; we maintained our strong cash and financial position throughout fiscal 2003.

At March 31, 2003, working capital was $168 million compared to $127 million the previous year.  We generated $76 million of cash from continuing operations during fiscal 2003, compared to $58 million the previous year.  Increased income from continuing operations, and increases in accounts payable and accrued liabilities contributed to the increased cash flow.  These amounts were partially offset by an increase in accounts receivable and inventory.

During fiscal 2003, we invested $17 million in manufacturing equipment, information technology systems, and in a building at our manufacturing facility in Oklahoma.  We anticipate investing approximately $20 million in fiscal 2004 to complete facility improvements, purchase production equipment and continue the implementation of information technology systems.

We received cash from the exercise of employee stock options.  Employee stock option exercises provided $6.7 million and $6.8 million of cash in fiscal 2003 and fiscal 2002, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Our Board of Directors has authorized an ongoing stock repurchase program.  The objectives of the program, among other items, are to offset the dilutive effect of our employee stock option program, provide liquidity to the market and to reduce the overall number of shares outstanding.  Repurchases are subject to market conditions and cash availability.  During fiscal 2003, we repurchased 1.4 million shares for consideration of $22.3 million.  We intend to continue the share repurchase program in fiscal 2004 and 1.8 million shares remain authorized for repurchase.

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed funds towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology.  We paid approximately $2 million in such payments in fiscal 2000 to the partnership.  We were the general partner for this partnership.  The agreement included an option to purchase the technology and thereby terminate the partnership.  In fiscal 2001, we exercised our option to make a lump sum payment to the limited partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between us and the partnership, as amended.  The limited partners could elect to be paid in cash, our common stock, or a combination.  This transaction was completed in the second quarter ended September 30, 2000.  The limited partners elected to be paid $1.0 million in cash and 434,000 (868,000 post split) shares of our common stock.  The stock, transfer of which is restricted by Rule 144, was valued at its fair market value on the date of issuance, of approximately $9 million.  The decrease in payments to the partners is offset by the increased amortization of the new intangible asset and the additional common shares outstanding, thus having a neutral effect on earnings per share.

In January 2001, we completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 235,293 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($12.6 million at March 31, 2003), and will continue to increase as imputed interest is recorded.  Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of our common stock valued at fair market value on the date of issuance.

In February 2001, we acquired Porges S.A., a subsidiary of Sanofi-Synthelabo headquartered in Paris, and with manufacturing facilities in Sarlat, France.  The consideration paid for Porges S.A. was $32 million.

In December 2001, we entered into several agreements with ProSurg, Inc. to purchase certain patent rights and a supply of a bio-absorbable co-polymer product.  The total consideration included $2.0 million in cash and $2.7 million in short and long-term payments due over the next several years. The future payments have been recorded as an acquisition obligation liability at net present value and will increase with imputed interest to $3.0 million due over the next several years.

On May 6, 2002, we announced that we had completed the acquisition of the urology business of Portex Ltd., a subsidiary of Smiths Group plc.  The consideration paid for Portex was $10.6 million in cash.

In January 2003, we completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The consideration was $4.1 million in cash.

We have a secured line of credit for borrowings up to $25 million ("Credit Agreement"), which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at our discretion.  The Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  During fiscal 2002, we used the Credit Agreement to guarantee the secured loan of a vendor, in the amount of $5.3 million, and to facilitate the ramp up of production capacity related to a new product.  This loan was repaid in 2003 and the guarantee expired.  In addition, two commercial letters of credit totaling $3.0 million are outstanding at March 31, 2003.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2003, only $22.0 million was available for additional borrowings.

In addition, in February 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation, and total $5.8 million, of which $3.3 million was outstanding, and $2.5 million was available at March 31, 2003.

In fiscal 2002, a line of credit of $6.6 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At March 31, 2003, $4.9 million was outstanding and $1.7 million was available under this line.  The line of credit provides for conversion to a term loan at prevailing interest rates when construction of the new facility is completed.

At March 31, 2003, our total short-term borrowings under all lines of credit was $8.7 million and the weighted-average interest rate was 3.00%.  The total amount of additional borrowings available to us under all lines of credit was $26.3 million and $21.1 million at March 31, 2003 and 2002, respectively.  At March 31, 2002, $9.5 million was outstanding under these lines of credit at a weighted average borrowing rate of 4.10%.

We have historically paid a quarterly cash dividend of $.03 per share.  In December 2002, our Board of Directors authorized a 2-for-1 stock split and increased the quarterly dividend on a post-split basis from $.015 per share to $.02 per share.  At the new annual rate of $.08 per share, the aggregate annual dividend would equal approximately $3.7 million.  It is our intent to continue to pay dividends for the foreseeable future subject to among other things, Board approval, cash availability and alternative cash needs.  The Credit Agreement limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

The following table summarizes our contractual cash and other commercial commitments at March 31, 2003:

(in thousands)		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Operating leases	$45,698	$4,797	$14,410	$ 9,022	$17,470
Total Contractual Cash Obligations	$45,698	$4,797	$14,410	$9,022	$17,470

Commercial Commitments
Lines of credit	$ 8,176	$ 8,176	$ -	$ -	$ -
Other commercial commitments	19,827	6,080	9,475	1,275	2,997
Total Commercial Commitments	$ 28,003	$ 14,256	$ 9,475	$ 1,275	$ 2,997

In addition, in the ordinary course of business, we have at any one time, outstanding purchase orders for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

Our principal source of liquidity at March 31, 2003 consisted of $106 million in cash, cash equivalents and short-term marketable securities, plus $26 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance our unforeseen requirements or to consummate acquisitions of other business, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

FORWARD-LOOKING STATEMENTS

Certain words in this report like "believe," "intend," "anticipate," "expect," "estimate," "seek," and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results.  Such factors which may affect forward-looking statements include, among others, the following:

  Significant product liability, warranty claims, or other claims;
  Errors in estimates, assumptions and judgments used in accounting;
  Non-compliance with FDA and other regulatory agencies;
  Inadequate reimbursement by government agencies and others for our products;
  Difficulties implementing and integrating new information technologies systems; and
  Other factors outlined in our previously filed public documents, copies of which may be obtained without cost from us.

Given these uncertainties, investors are cautioned not to place too much weight on such statements.  We are not obligated to update these forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about our market risks involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign exchange rates.  We generally do not use derivative instruments.

We maintain a portfolio of highly liquid cash equivalents, with maturities of three months or less from the date of purchase.  We also have current marketable securities, consisting primarily of money market mutual funds, U.S. state and municipal bonds, and commercial paper that are of limited credit risk and have contractual maturities of less than two years.  Given the short-term nature of these investments, we are not subject to significant interest rate risk.

A portion of our operations consist of sales activities in foreign markets.  We manufacture our products primarily in the United States and Europe and sell them outside the U.S. through a combination of international distributors and wholly owned sales offices.  Sales to third-party distributors and to the wholly owned sales offices are transacted in U.S. Dollars or in Euros.  Our sales offices invoice customers in their local currency.

As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in those foreign markets.  The principal exposure on sales to third-party distributors stems from the potential for weak economic conditions in the foreign market, thus weakening the foreign currency, decreasing the customer's buying power and potentially decreasing our sales.  Our exposure on sales to our subsidiaries consists of (1) the exposure related to a weakening local currency when payment of the related payables are made resulting in more local currency to pay off the U.S. denominated payable than when it was originally recorded, thus lowering the subsidiaries' earnings, and (2) the exposure that upon translation of the subsidiaries' monthly financial statements, a weakening local currency would cause sales made in local currency to be recorded in a lower amount of U.S. dollars than if the currency had been stable as compared to the U.S. dollar.  However, in the latter instance, operating expenses would also be translated at lower amounts and, accordingly, the effect on net income would be mitigated.  We do not currently hedge any of these exposures.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is submitted pursuant to Item 16 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item, other than the information regarding Executive Officers set forth in Item 1, Business, is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2003.

ITEM 14.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2003.

PART IV

ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)(1)	Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of March 31, 2003 and 2002
Consolidated Statements of Income for the Years Ended March 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
(a)(2)	Consolidated Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts and Reserves
All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.
(a)(3)	Exhibits
The information required by this item is incorporated by reference to the Exhibit Index..
(b)	Reports on Form 8-K
We filed a report on Form 8-K on May 13, 2003 regarding our press release announcing our fourth quarter and fiscal 2003 results.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 16(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP
Los Angeles, California
May 13, 2003

MENTOR CORPORATION
Consolidated Balance Sheets

	March 31,
(in thousands)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 105,840	$ 60,398
Marketable securities	184	14,106
Accounts receivable, net of allowance for doubtful accounts of $5,406 in 2003 and $3,870 in 2002	79,784	64,786
Inventories	61,269	47,404
Deferred income taxes	15,253	11,950
Prepaid expenses and other	10,858	12,488
Total current assets	273,188	211,132

Property and equipment, net	68,671	54,656
Intangible assets, net	35,570	37,588
Goodwill, net	16,520	9,155
Long-term marketable securities and investments	3,741	11,752
Other assets	398	353
	$ 398,088	$ 324,636
Liabilities and shareholders' equity
Current liabilities:
Account payable and accrued liabilities	$ 95,638	$ 70,423
Income taxes payable	453	3,979
Dividends payable	925	704
Short-term bank borrowings	8,176	9,470
Total current liabilities	105,192	84,576

Deferred income taxes	2,216	3,009
Long-term accrued liabilities	13,970	12,873

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding--
46,237,324 shares in 2003;
46,945,904 shares in 2002;	4,624	4,695
Capital in excess of par value	-	-
Accumulated other comprehensive income (loss)	6,399	(6,487)
Retained earnings	265,687	225,970
	276,710	224,178
	$ 398,088	$ 324,636
See notes to consolidated financial statements.

MENTOR CORPORATION
Consolidated Statements of Income

	Year Ended March 31,
(in thousands, except per share data)	2003	2002	2001
Net sales	$ 382,384	$ 321,062	$ 268,894
Costs and expenses:
Cost of sales	152,877	130,455	104,696
Selling, general, and administrative	129,552	111,285	100,379
Research and development	22,978	21,806	19,632
Restructuring charge	-	-	2,400
	305,407	263,546	227,107

Operating income	76,977	57,516	41,787
Interest expense	(1,022)	(859)	(276)
Interest income	2,456	2,217	4,209
Other income, net	628	342	829

Income from continuing operations before income taxes	79,039	59,216	46,549

Income taxes	23,219	17,396	14,731
Income from continuing operations	55,820	41,820	31,818
Income from discontinued operations, net of income taxes	-	-	260
Net income	$ 55,820	$ 41,820	$ 32,078

Basic earnings per share:
Continuing operations	$ 1.20	$ 0.88	$ 0.67
Discontinued operations	-	-	0.01
Basic earnings per share	$ 1.20	$ 0.88	$ 0.68

Diluted earnings per share:
Continuing operations	$ 1.15	$ 0.85	$ 0.66
Discontinued operations	-	-	-
Diluted earnings per share	$ 1.15	$ 0.85	$ 0.66

See notes to consolidated financial statements.

MENTOR CORPORATION
Consolidated Statements of Changes in Shareholders' Equity
(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total
Balance March 31, 2000	24,209	$ 2,421	$ 9,876	$ 2,323	$169,022	$183,642
Comprehensive income:
Net income	-	-	-	-	32,078	32,078
Foreign currency translation adjustment	-	-	-	(2,217)	-	(2,217)
Unrealized loss on investments	-	-	-	(4,388)	-	(4,388)
Comprehensive income						25,473
Exercise of stock options	286	29	2,458	-	-	2,487
Issuance of common stock in acquisition of intangible assets	435	43	9,079	-	-	9,122
Issuance of common stock in acquisition of South Bay Medical LLC	235	24	3,976	-	-	4,000
Income tax benefit arising from the exercise of stock options	-	-	2,133	-	-	2,133
Repurchase of common stock	(1,493)	(150)	(19,897)	-	(8,022)	(28,069)
Dividends declared ($.105 per share)	-	-	-	-	(2,482)	(2,482)
Balance March 31, 2001	23,672	$ 2,367	$ 7,625	$ (4,282)	$190,596	$196,306
Comprehensive income:
Net income	-	-	-	-	41,820	41,820
Foreign currency translation adjustment	-	-	-	(2,015)	-	(2,015)
Unrealized loss on investments	-	-	-	(190)	-	(190)
Comprehensive income						39,615
Exercise of stock options	533	53	6,777	-	-	6,830
Income tax benefit arising from the exercise of stock options	-	-	2,975	-	-	2,975
Repurchase of common stock	(732)	(73)	(17,377)	-	(1,265)	(18,715)
Dividends declared ($.12 per share)	-	-	-	-	(2,833)	(2,833)
Balance March 31, 2002	23,473	$ 2,347	$ -	$ (6,487)	$228,318	$224,178

MENTOR CORPORATION
Consolidated Statements of Changes in Shareholders' Equity (continued)

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total
Balance March 31, 2002	23,473	$ 2,347	$ -	$ (6,487)	$228,318	$224,178
Comprehensive income:
Net income	-	-	-	-	55,820	55,820
Foreign currency translation adjustment	-	-	-	13,437	-	13,437
Unrealized loss on investments	-	-	-	(551)	-	(551)
Comprehensive income						68,706
Exercise of stock options	374	37	6,621	-	-	6,658
Stock split	23,171	2,318	(2,318)	-	-	-
Income tax benefit arising from the exercise of stock options	-	-	2,699	-	-	2,699
Repurchase of common stock	(781)	(78)	(7,002)	-	(15,194)	(22,274)
Dividends declared ($.07 per share)	-	-	-	-	(3,257)	(3,257)
Balance March 31, 2003	46,237	$ 4,624	$ -	$ 6,399	$265,687	$276,710

MENTOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended March 31,
(in thousands)	2003	2002	2001
Operating Activities:
Income from continuing operations	$55,820	$41,820	$31,818
Adjustments to derive cash flows from continuing operating activities:
Depreciation	11,397	9,982	8,528
Amortization	3,336	3,866	1,812
Deferred income taxes	(4,183)	(4,799)	(1,438)
Tax benefit from exercise of stock options	2,699	2,975	2,133
Loss (gain) on sale of assets	(433)	456	(64)
Imputed interest on long-term liabilities	576	512	-
Loss on long-term marketable securities and investment write-downs, net	1,454	301	(1,142)
Changes in operating assets and liabilities:
Accounts receivable	(9,577)	(8,366)	2,144
Inventories and other current assets	(4,276)	(5,338)	(3,063)
Accounts payable and accrued liabilities	22,946	16,025	3,173
Income taxes payable	(3,467)	997	(1,810)
Foreign currency transaction (gain)	(509)	-	-
Net cash provided by continuing operating activities	75,783	58,431	42,091
Net cash provided by discontinued operating activities	-	-	260
Net cash provided by operating activities	75,783	58,431	42,351
Investing Activities:
Purchases of property and equipment	(16,441)	(15,094)	(7,457)
Purchases of intangibles	(302)	(166)	(2,710)
Purchases of marketable securities	(23,789)	(161,200)	(75,552)
Sales of marketable securities	44,750	140,329	129,870
Acquisitions, net of cash acquired	(14,666)	(4,347)	(32,896)
Other, net	500	(46)	(56)
Net cash provided by (used for) investing activities	(9,948)	(40,524)	11,199
Financing Activities:
Repurchase of common stock	(22,274)	(18,715)	(28,069)
Proceeds from exercise of stock options	6,658	6,830	2,487
Dividends paid	(3,037)	(2,839)	(2,380)
Borrowings under line of credit agreements	29	6,825	19,953
Repayments under line of credit agreements	(3,488)	(13,372)	(6,000)
Reduction in long-term debt	(14)	-	-
Net cash used for financing activities	(22,126)	(21,271)	(14,009)
Effect of currency exchange rates on cash and cash equivalents	1,734	(92)	-
Increase (decrease) in cash and cash equivalents	45,442	(3,456)	39,541
Cash and cash equivalents at beginning of year	60,398	63,854	24,313
Cash and cash equivalents at end of year	$105,840	$60,398	$63,854
Supplemental cash flow information
Cash paid during the year for:
Income taxes	$30,506	$18,945	$14,009
Interest	447	645	152
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition of South Bay Medical	-	-	4,000
Issuance of common stock in acquisition of intangible assets	-	-	9,122
Liabilities accrued related to the acquisition of intangible assets	-	2,685	10,720
See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

Note A - Summary of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969.  We develop, manufacture and market a broad range of products for the medical specialties of aesthetic and general surgery (plastic and reconstructive surgery), surgical urology and for clinical and consumer healthcare.  The Company's products are sold to hospitals, physicians and through various healthcare dealers, wholesalers, and retail outlets.  The results of operations for the discontinued ophthalmic segment of the business are presented as discontinued operations and not included in continuing operations.

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

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 2003 and 2002.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.  During fiscal 1998, the Company made a $6 million equity investment in Intracel Corporation as part of an agreement to develop a bladder cancer treatment.  The investment was valued at cost as quoted market prices were not available.  During fiscal 2000, the Company recorded a $3 million charge to other income related to the investment.  In September 2001, Intracel filed for protection under Chapter 11 of the Bankruptcy Code.  After evaluation of the filing, the Company recorded an additional $3 million write-down as a charge to other income in the quarter ending December 31, 2001.  As a result of these two write-downs, the investment in Intracel is now recorded at no value.  The Company recorded a one-time gain in other income for the quarter ending December 31, 2001 upon the receipt of 350,000 shares of Paradigm Medical Industries, Inc. ("Paradigm") in settlement of a stock registration dispute.  The shares were valued at $700,000 based upon the quoted price on the date received.

During the year ended March 31, 2002, the Company sold a portion of its North American Scientific, Inc. ("NASI") and Paradigm securities and realized a pre-tax gain of $1.3 million, which is reflected in other income, net.  During the year ended March 31, 2003, the Company sold its remaining investment in NASI and recorded a pre-tax gain of $403,000, which is reflected in other income, net.  Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003.  In the fourth quarter the Company determined the decrease in market prices were more than temporary and recorded a one-time impairment charge of $1,857,000 pre-tax in other income, net.  The remaining investment in Paradigm is recorded at $122,000.

Available-for-sale investments at March 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 16,733	$ -	$ -	$ 16,733
Bank time deposits	-	-	-	-
Money market mutual funds	89,107	-	-	89,107
Marketable equity securities	3,493	7	(2,040)	1,460
U.S., State and Municipal agency obligations	2,184	3	-	2,187
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$111,795	$ 10	$ (2,040)	$109,765

Included in cash and cash equivalents	$105,840	$ -	$ -	$105,840
Included in current marketable securities	184	-	-	184
Included in long-term marketable securities and investments	5,771	10	(2,040)	3,741
Total available-for-sale investments	$111,795	$ 10	$(2,040)	$109,765

 Available-for-sale investments at March 31, 2002 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$11,417	$ -	$ -	$11,417
Bank time deposits	1,175	-	-	1,175
Money market mutual funds	48,981	-	-	48,981
Marketable equity securities	2,076	774	-	2,850
U.S., State and Municipal agency obligations	21,653	-	(98)	21,555
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Included in cash and cash equivalents	$60,398	$ -	$ -	$60,398
Included in current marketable securities	14,106	-	-	14,106
Included in long-term marketable securities and investments	11,076	774	(98)	11,752
Total available-for-sale investments	$85,580	$774	$(98)	$86,256

Concentrations and Credit Risk

The Company obtains certain raw materials and components for a number of its products from single suppliers.  In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales.  No material interruptions in raw material supply occurred during the last fiscal year.

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

The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with SFAS 48, "Revenue Recognition When the Right of Return Exists," and SAB No. 101, "Revenue Recognition in Financial Statements."  As required by these standards, revenue can be recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  The Company records estimated reductions to revenue for customer programs and other volume-based incentives.  Should customer participation in these programs exceed that estimated by the Company, additional reductions to revenue may be required.  The Company also allows credit for products returned within its policy terms.  The Company records an allowance for estimated returns, based on historical experience, recent gross sales levels and any notification of pending returns, at the time of sale.  Should the actual returns exceed those estimated by the Company, additional reductions to revenue and cost of sales may be required.

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out ("FIFO") method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, trademarks and other intangibles.  These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method.  Goodwill, the excess purchase cost over fair value of net identifiable assets acquired, is amortized using the straight-line method in fiscal years 2001 and 2002.  Goodwill amortization was discontinued in fiscal 2003 in accordance with SFAS 142, Goodwill and Other Intangible Assets.  As required by SFAS 142, the Company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. The impairment tests involved the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions. If the fair value exceeds the book value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

Income Taxes

Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.  The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized.

Stock Based Compensation

SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expense for stock options at fair value.  The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations.  Accordingly, the Company has provided pro forma disclosures of the earnings per share as determined under the provision of SFAS 123, in Note G Stock Options.

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing.  Advertising expenses of $1.2 million, $1.4 million and $3.3 million were recorded in 2003, 2002, and 2001, respectively.  There were no significant capitalized advertising costs as of March 31, 2003, 2002 and 2001.

Foreign Operations

Export sales to independent distributors, were $13,281,000, $11,765,000 and $13,992,000 in 2003, 2002 and 2001, respectively.  In addition, $124,883,000, $89,033,000 and $44,532,000 of sales in 2003, 2002 and 2001, respectively, were from the company's direct international sales offices primarily in Canada and Western Europe.  Income before income taxes for foreign operations was $7,240,000, $7,391,000 and $6,384,000 for fiscal 2003, 2002 and 2001, respectively.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation."  The assets and liabilities of certain non-U.S. subsidiaries whose "functional" currencies are other than the U.S. Dollar are translated at current rates of exchange.  Revenue and expense items are translated at the average exchange rate for the year.  The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss).  Transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period they occur.  Transaction exchange gains and losses were immaterial in 2003, 2002 and 2001.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities."  SFAS 133 requires all derivatives to be recorded as assets or liabilities at fair value.  Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings.  The Company's use of derivatives is not significant and is only on a limited basis.

Effects of Recent Accounting Pronouncements

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. We will adopt SFAS 143 effective as of April 1, 2003, and do not expect that this statement will have a material impact on our consolidated financial position or results of operations.

In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional restrictive criteria that are required to be met to classify an asset as held-for-sale.  This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required).  In addition, more dispositions will qualify for discontinued operations treatment in the income statement.  We adopted SFAS 144 beginning in the quarter ending June 30, 2002.  Our adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  We will adopt SFAS 146 for any actions initiated after April 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

In 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We will adopt the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after April 1, 2003. We adopted the disclosure provisions as of March 31, 2003.

In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary.  We do not have any investments in variable interest entities; therefore, the adoption of this interpretation will have no impact on our consolidated financial position or results of operations.

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

At the annual meeting of shareholders held on September 12, 2002, the shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase authorized shares from 50,000,000 to 150,000,000.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.

Note B - Inventories

Inventories at March 31 consisted of:

(in thousands)	2003	2002
Raw materials	$ 12,175	$ 10,194
Work in process	10,894	9,908
Finished goods	38,200	27,302
	$ 61,269	$ 47,404

Note C - Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)	2003	2002
Land	$ 538	$ 429
Buildings	24,595	14,601
Leasehold improvements	23,551	24,030
Furniture, fixtures and equipment	79,032	63,860
Construction in progress	6,620	6,032
	134,336	108,952
Less accumulated depreciation and amortization	(65,665)	(54,296)
	$ 68,671	$ 54,656

Note D - Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

	Year Ended March 31,
(in thousands)	2003	2002	2001
Unrealized gains (losses) arising during period, net of taxes of $225, $347 and ($1,963), Respectively	$ 421	$ 641	$ (3,646)
Reclassification adjustments for gains realized in net income, net of taxes of $523, $448 and $400, Respectively	(972)	(831)	(742)
Change in net unrealized gains (losses) on securities	$ (551)	$ (190)	$ (4,388)

Accumulated other comprehensive income which is included in the Company's shareholders' equity at March 31 consisted of:

(in thousands)	2003	2002
Net unrealized (losses) gains on securities	$ (112)	$ 439
Foreign currency translation adjustments	6,511	(6,926)
Accumulated other comprehensive income (loss)	$ 6,399	$ (6,487)

Note E - Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2003	2002
Trade accounts payable	$ 26,759	$ 17,558
Warranty and related reserves	19,989	16,252
Accrued compensation	18,753	15,129
Sales returns	10,455	7,806
Deferred revenue	4,441	2,138
Current portion of purchase price related to acquired technologies and acquisitions	5,698	4,675
Accrued royalties	770	637
Other	8,773	6,228
	$ 95,638	$ 70,423

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2003	2002
Accrued acquisition liabilities - South Bay Medical	$ 7,934	$ 7,517
Accrued acquisition liabilities - ProSurg, Inc.	884	1,726
Deferred compensation	5,025	3,579
Other	127	51
	$ 13,970	$ 12,873

Note F - Short-Term Bank Borrowings

Credit Agreement

As of March 31, 2002 and 2003, the Company had a secured line of credit ("$25M Credit Agreement") for borrowings up to $25 million, which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at the Company's discretion.  The $25M Credit Agreement includes certain covenants that, among others, limit the dividends the Company may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  In February 2001, the Company borrowed $14.1 million under the $25M Credit Agreement at an effective interest rate of 6.4% annually, to partially fund its acquisition of Porges S.A.  In May 2001, the Company repaid the $14.1 million borrowing under the $25M Credit Agreement.  During fiscal year 2002, the Company used the $25M Credit Agreement to guarantee the secured loan of a vendor to facilitate the ramp up of production capacity related to a new product in the amount of $5.3 million.  This loan was repaid in 2003 and the guarantee expired.  Two letters of credit totaling $3.0 million are outstanding at March 31, 2003, which reduced the amount available under the $25M Credit Agreement.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at March 31, 2003, only $22 million was available for additional borrowings.

Foreign Lines of Credit

In addition, in February 2001, several lines of credit were established at a local level to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, guaranteed by Mentor Corporation and total $5.8 million and $5.0 million at March 31, 2003 and 2002, respectively.  Total borrowed and outstanding under these lines were $3.3 million and $4.4 million at March 31, 2003 and 2002, respectively.  The amount available for additional borrowing was $2.5 million and $0.6 million at March 31, 2003 and 2002, respectively.

In fiscal year 2002, a line of credit of $6.6 million to finance the construction of a new facility in the Netherlands was established.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  Total borrowed and outstanding under this line was $4.9 million and $4.8 million at March 31, 2003 and 2002, respectively.  The amount available for additional borrowing was $1.8 million and $0.8 million was available for additional borrowings at March 31, 2003 and 2002, respectively.

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 3.00% and 4.10% at March 31, 2003 and 2002, respectively.  A total of $22.0 million and $21.1 million was available under the $25M Credit Agreement and the foreign lines of credit at March 31, 2003 and 2002, respectively.

Note G - Stock Options

The Company has granted options to key employees and non-employee directors under its 2000 Plan and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value on the date of grant.  Activity in the stock option plans during fiscal 2003, 2002 and 2001 was as follows:

	At March 31
	Options Outstanding
	Number of Shares	Weighted Average Price per Share
Balance March 31, 2000	4,460,754	$ 8.060

Granted	2,907,100	8.195
Exercised	(572,238)	4.345
Canceled or terminated	(1,047,054)	9.350
Balance March 31, 2001	5,748,562	8.265

Granted	1,931,500	13.435
Exercised	(1,198,034)	7.405
Canceled or terminated	(453,560)	8.940
Balance March 31, 2002	6,028,468	10.025

Granted	1,270,140	19.010
Exercised	(711,877)	9.350
Canceled or terminated	(150,206)	12.750
Balance March 31, 2003	6,436,525	$ 11.840

At March 31, 2003, the Company had one Plan under which stock options were available, the Amended 2000 Long-term Incentive Plan (2000 Plan), approved by the Company's shareholders on October 19, 2000 and amended by vote of the shareholders September 14, 2001.  At March 31, 2003, the 2000 Plan had options for 1,635,740 shares granted and outstanding, and 4,364,260 shares available for grant.  The 1991 Plan had options for 4,800,785 shares granted and outstanding at March 31, 2003.  No additional options can be granted under the 1991 Plan.

Information regarding stock options outstanding at March 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Under $8.31	2,490,339	6.06 years	$ 7.33	1,380,579	$ 6.77
$8.16 to $13.31	2,458,446	6.79 years	$12.46	1,136,225	$11.62
$13.31-$19.01	1,487,740	8.83 years	$18.37	128,000	$14.85

At March 31, 2003, 2002 and 2001, stock options to purchase 2,644,804, 2,160,248 and 2,373,190 shares, respectively, were exercisable at weighted-average prices of $9.24, $8.64 and $8.14, respectively.

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

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2003	2002	2001
Weighted average fair value of stock options granted	$ 11.01	$ 7.92	$ 5.06
Risk-free interest rate	4.5%	4.6%	6.4%
Expected life (in years)	7.0	7.2	7.5
Expected volatility	0.557	0.550	0.557
Expected dividend yield	0.5%	0.4%	0.6%

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the option's vesting period.  The pro forma effect on net income is not representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.  The Company's pro forma information is as follows:

	Year Ended March 31,
(in thousands, except per share information)	2003	2002	2001
Net income: as reported	$ 55,820	$ 41,820	$ 32,078
Deduct: compensation expense fair value method	(6,408)	(4,376)	(3,240)
Net income: pro forma	$ 49,412	$ 37,444	$ 28,838

Basic earnings per share: as reported	$ 1.20	$ .88	$ .68
Basic earnings per share: pro forma	1.06	.79	.61

Diluted earnings per share: as reported	$ 1.15	$ .85	$ .66
Diluted earnings per share: pro forma	1.04	.78	.59

Note H - Income Taxes

Income tax expense from continuing operations consists of the following:

	Year Ended March 31,
(in thousands)	2003	2002	2001
Current:
Federal	$22,414	$17,763	$15,605
Foreign	2,478	1,621	1,411
State	2,125	1,617	1,166
	27,017	21,001	18,182
Deferred:
Federal	(3,256)	(2,796)	(2,936)
Foreign	(55)	(467)
State	(487)	(342)	(515)
	(3,798)	(3,605)	(3,451)
	$23,219	$17,396	$14,731

The reconciliation of the federal statutory rate to the Company's effective rate for continuing operations is as follows:

	Year Ended March 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	1.3	1.4	1.6
Non-taxable interest and dividends	(0.1)	(0.1)	(0.1)
Research and development credit	(2.0)	(2.1)	(2.1)
Foreign Sales Corporation/ETI	(2.8)	(2.4)	(1.0)
Foreign operations	(2.1)	(2.5)	(2.0)
Non-deductible goodwill	-	0.1	0.1
Other	0.1	-	0.1
	29.4%	29.4%	31.6%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

(in thousands)	2003	2002
Deferred tax liabilities:
Tax over book depreciation	$ (20)	$ (445)
Unrealized gain on long-term marketable securities	61	(237)
Porges book over tax basis/net deferred liabilities	(2,257)	(3,680)
	(2,216)	(4,362)
Deferred tax assets:
Book liabilities not deductible for tax	11,898	10,656
Inventory	891	890
Profit in inventory of foreign subsidiaries	2,464	1,757
	15,253	13,303
Net deferred tax assets	$ 13,037	$ 8,941

At March 31, 2003, foreign earnings of $15,600,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no U.S. tax has been provided.  If repatriated, additional taxes of approximately $5,460,000 on these earnings, net of applicable foreign tax credit carry-forwards, would be due.

Note I - Intangible Assets and Goodwill

In 2001, the FASB issued Statements of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 was effective for the Company as of April 1, 2002. SFAS 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. None of the Company's intangible assets have an indefinite life. Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair values at the date of acquisition. In prior year periods, goodwill amortization was recorded in selling, general and administrative expense and was immaterial

As required by SFAS 142, the Company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing. The impairment tests involved the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests were performed at adoption and in the fourth quarter of fiscal year 2003 and no impairment was noted as a result of these analyses.

Balances of acquired intangible assets were as follows:

	Year Ended March 31, 2003
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$11,624	$ (4,323)	$ 7,301	5-20
Licenses	5,984	(2,976)	3,008	3-17
Trademarks	2,140	(292)	1,848	10-20
Other intangibles	28,151	(4,738)	23,413	3-20
Subtotal intangibles	47,899	(12,329)	35,570
Goodwill	19,136	(2,616)	16,520
Total intangibles and goodwill	$67,035	$(14,945)	$52,090

	Year Ended March 31, 2002
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$11,211	$ (3,724)	$ 7,487	5-20
Licenses	6,002	(2,549)	3,453	3-17
Trademarks	1,699	(178)	1,521	10-20
Other intangibles	27,282	(2,155)	25,127	3-20
Subtotal intangibles	46,194	(8,606)	37,588
Goodwill	11,778	(2,623)	9,155
Total intangibles and goodwill	$57,972	$(11,229)	$46,743

Note J - Acquisitions

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

Goodwill had been amortized over its estimated useful life of 15 yearsprior to the adoption of FAS 142.  The other acquired intangible assets are being amortized over their estimated useful lives of 5 to 15 years.  In accordance with SFAS 142, the Company no longer amortizes goodwill beginning April 1, 2002.

The following unaudited pro forma financial information presents the combined results of continuing operations of the Company and Porges as if the acquisition had occurred as of the beginning of fiscal 2001, after giving effect to certain adjustments, including amortization of goodwill and intangible assets.

Year Ended March 31,
(in thousands except per share amounts)	2001
Net sales	$ 307,674
Net income	31,055
Pro forma earnings per share: Basic Diluted	$ 0.66 0.64

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the period presented.

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  Pro forma results for fiscal 2001, assuming the acquisition occurred at the beginning of the period, would not be materially different from the results reported.  The Company paid $2,000,000 in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next several years as the workstation sales are made.  The net present value of these amounts is recorded at March 31, 2003, in accrued liabilities ($3,675,000) and in long-term accrued liabilities ($7,934,000) as the Company believes it is probable these payments will be paid.  The purchase price allocation included $16,820,000 allocated to patents and other intangibles that will be amortized over a period not to exceed 15 years using the straight-line method.  The related acquisition agreement also provides for certain other contingent amounts to be paid to South Bay which will be expensed as earned based upon future sales levels.

The majority of the shares of South Bay are owned by individuals, who are now employees of the Company, and their spouses.  These employees have directly benefited from the past payments of cash and common stock to South Bay and will benefit as future payments are made based on workstation and brachytherapy seed sales.  No amounts were paid in fiscal year 2003 and 2002.

Partnership Technologies

Certain technologies related to the manufacture of mammary prostheses were developed under a 1983 agreement with a limited partnership whereby the limited partners contributed funds towards the development of the technology in exchange for payments based upon a percentage of future sales of the products utilizing the technology.  The Company paid to the partnership approximately $2 million of these payments in fiscal 2000.  The Company was the general partner for this partnership.  The agreement included an option to purchase the technology and thereby terminate the partnership.  During the year ended March 31, 2001, the Company exercised its option to make a lump sum payment to the limited partners in lieu of all future payments and rights according to the Agreement of Purchase and Sale between Mentor Corporation and the Partnership, as amended.  The limited partners could elect to be paid in cash, the Company's common stock, or a combination thereof.  This transaction was completed on August 14, 2000.  The limited partners elected to be paid $1 million in cash and 434,000 (868,000 post split) shares of the Company's common stock that had a value of $9 million.  As a result of this purchase, the Company recorded an intangible asset of $10 million that will be amortized using the straight-line method over its estimated useful life of 20 years.

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

ProSurg, Inc.

In December 2001, the Company entered into several agreements with ProSurg, Inc. to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and an obligation to pay an additional $3 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of these amounts is recorded at March 31, 2003, in accrued liabilities ($2,000,000) and in long-term accrued liabilities ($884,000) as the Company believes it is probable these payments will be paid.

Portex Ltd.

On May 6, 2002, the Company purchased the assets of the urology and ostomy businesses of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired businesses, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products primarily for the home healthcare market.  The products are sold mainly in the UK, Germany and the Netherlands.  The acquisition was valued at $11,232,000, of which $10,603,000 was paid in cash, plus an acquired liability of $629,000.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was preliminarily allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was preliminarily allocated to inventory of $3,150,000, buildings of $739,000, production equipment of $1,185,000, leasehold improvements of $621,000, patents, trademarks and licenses of $731,000 and goodwill and other intangibles with indefinite lives of $4,806,000.

Mills Biopharmaceuticals, Inc.

On February 1, 2003, the Company completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.   The acquisition will be accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price will be allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.   The acquisition was valued at $4,063,000, net of cash acquired, and was paid from existing cash balances.  The purchase price was preliminarily allocated to accounts receivable $626,000, inventory of $322,000, other assets of  $36,000, production equipment of $830,000, long-term investments of $1,100,000 net of acquired accrued liabilities of $261,000 and goodwill and other intangibles with indefinite lives of $1,410,000.

Note K - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands)	2003	2002	2001
Weighted average outstanding shares: basic	46,428	47,278	47,254
Shares issuable through exercise of stock options	1,960	1,648	1,118
Weighted average outstanding shares: diluted	48,388	48,926	48,372

Shares issuable through options are determined using the treasury stock method.

Options to purchase 1,089,478, 129,534 and 2,977,650 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 2003, 2002 and 2001, respectively.  These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Note L - Commitments

The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from 1 to 111 years.  Most leases contain renewal options.  Rental expense for these leases was $4.5 million, $4.1 million and $3.3 million for fiscal 2003, 2002 and 2001, respectively.

Future minimum lease payments under lease arrangements at March 31, 2003 are as follows:

(in thousands)
2004	$ 4,797
2005	4,851
2006	4,872
2007	4,686
2008	4,554
Thereafter	21,937
Total	$45,698

Note M - Related Party Transactions

Since 1991, the Company has had an exclusive license agreement with Rochester Medical Corporation ("Rochester") to market and distribute certain external catheter products developed by Rochester.  The Company purchased $3,443,000, $860,000 and $59,000 of product from Rochester in 2003, 2002 and 2001, respectively.  Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation.  The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

In December 2001, the Company purchased the remaining 51% of the outstanding shares of Byron Medical, Inc. and currently owns all outstanding shares.  During 2003, the Company paid $115,000 in rent and $270,000 to retire a note payable to Byron Economidy, President of Byron Medical, Inc. and an employee of the Company.

In February 2003, the Company purchased Mills Biopharmaceuticals, Inc. (see Note J Acquisitions for more information) and as part of the acquisition, purchased the building owned by Dr. Stan Mills, who is currently an employee of the Company, and his wife for $525,000.

South Bay Medical LLC

See South Bay Medical LLC included in "Note J-Acquisitions" for a description of amounts owed to certain employees of the Company related to the acquisition of South Bay.

Note N - Contingencies

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

In addition, the Company also offers warranty coverage on some of its products.  The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and to a limited extent, information developed by the insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems.  The Company has recorded warranty and related reserves of $19,989,000 and $16,252,000 at March 31, 2003 and 2002, respectively, to cover the cost of anticipated warranty and product liability claims.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note O - Restructuring Charges and Discontinued Operations

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

The results of discontinued operations for the year ended March 31, 2001 is as follows:

(in thousands)	Year Ended March 31, 2001
Revenues	$ -
Income before income taxes	400
Income tax expense	(140)
Income from discontinued operations	$ 260

Remaining assets and liabilities related to discontinued operations at March 31, 2003 and 2002 are nominal.

Note P - Business Segment Information

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

Selected financial information for the Company's reportable segments for the years ended March 31, is as follows:

	Year Ended March 31,
(in thousands)	2003	2002	2001
Net Sales
Aesthetic and General Surgery	$ 191,405	$ 163,091	$ 157,122
Surgical Urology	106,675	94,341	62,264
Clinical and Consumer Healthcare	84,304	63,630	49,508
Total consolidated revenues	$ 382,384	$ 321,062	$ 268,894

	Year Ended March 31,
(in thousands)	2003	2002	2001
Operating profit
Aesthetic and General Surgery	$ 67,631	$ 49,516	$ 34,792
Surgical Urology	6,851	6,945	6,405
Clinical and Consumer Healthcare	12,854	11,927	8,897
Total reportable segments	$ 87,336	$ 68,388	$ 50,094

	At March 31,
(in thousands)	2003	2002	2001
Identifiable assets
Aesthetic and General Surgery	$ 102,570	$ 95,675	$ 84,363
Surgical Urology	105,415	87,482	82,152
Clinical and Consumer Healthcare	62,155	43,101	41,302
Total reportable segments	$ 270,140	$ 226,258	$ 207,817

	Year Ended March 31,
(in thousands)	2003	2002	2001
Depreciation and amortization
Aesthetic and General Surgery	$ 3,852	$ 3,617	$ 3,160
Surgical Urology	4,865	4,400	1,676
Clinical and Consumer Healthcare	3,261	2,808	2,599
Total reportable segments	11,978	10,825	7,435
Corporate and other	2,755	3,023	2,905
	$ 14,733	$ 13,848	$ 10,340

	Year Ended March 31,
(in thousands)	2003	2002	2001
Capital expenditures
Aesthetic and General Surgery	$ 4,995	$ 10,669	$ 3,644
Surgical Urology	7,420	2,705	1,385
Clinical and Consumer Healthcare	2,576	1,393	2,105
Total reportable segments	14,991	14,767	7,134
Corporate and other	1,752	493	3,033
	$ 16,743	$ 15,260	$ 10,167
The following tables reconcile segment information to the amounts shown on the consolidated financial statements.
	Year Ended March 31,
(in thousands)	2003	2002	2001
Operating profit from continuing operations
Reportable segments	$ 87,336	$ 68,388	$ 50,094
Corporate operating loss	(10,359)	(10,872)	(8,307)
Interest expense	(1,022)	(859)	(276)
Interest income	2,456	2,217	4,209
Other income	628	342	829
Income from continuing operations before taxes	$ 79,039	$ 59,216	$ 46,549

	At March 31,
(in thousands)	2003	2002	2001
Identifiable assets
Reportable segments	$ 270,140	$ 226,258	$ 207,817
Corporate and other	127,948	98,378	83,020
Consolidated assets	$ 398,088	$ 324,636	$ 290,837

Selected financial information for the Company's operations by geographic area is as follows:
	Year Ended March 31,
(in thousands)	2003	2002	2001
Geographic area revenue
United States	$ 244,220	$ 220,264	$ 210,370
France	39,436	33,061	7,253
All other countries	98,728	67,737	51,271
Consolidated total	$ 382,384	$ 321,062	$ 268,894

	At March 31,
(in thousands)	2003	2002	2001
Geographic area long-lived assets
United States	$ 72,649	$ 71,627	$ 72,272
France	24,532	18,698	20,516
Netherlands	14,052	10,064	1,383
All other countries	9,528	1,009	1,298
Consolidated total	$ 120,761	$ 101,398	$ 95,469

Note Q - Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations.

(in thousands, except per share data)
	Quarter
Year Ended March 31, 2003	First	Second	Third	Fourth
Net sales	$ 97,677	$ 89,586	$ 94,039	$ 101,082
Gross profit	59,432	51,917	55,872	62,286
Net income	16,749	12,506	12,982	13,583
Earnings per share:
Basic earnings per share	$ 0.36	$ 0.27	$ 0.28	$ 0.29
Diluted earnings per share	$ 0.34	$ 0.26	$ 0.27	$ 0.28

	Quarter
Year Ended March 31, 2002	First	Second	Third	Fourth
Net sales	$ 81,144	$ 74,347	$ 78,975	$ 86,596
Gross profit	48,413	42,729	46,870	52,595
Net income	10,290	8,489	9,817	13,224
Basic earnings per share:
Basic earnings per share	$ 0.21	$ 0.18	$ 0.21	$ 0.28
Diluted earnings per share	$ 0.21	$ 0.17	$ 0.20	$ 0.27

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,870	$ 3,605	$ -	$ 2,069	$ 5,406

Liability Reserves:
Warranty and related reserves	$ 16,252	$ 7,630	$ -	$ 3,893	$ 19,989
Accrued sales returns and allowances	7,806	2,649	-	-	10,455
	$ 24,058	$ 10,279	$ -	$ 3,893	$ 30,444
Year Ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,578	$ 2,374	$ (259)	$ 1,823	$ 3,870

Liability Reserves:
Warranty and related reserves	$ 12,062	$ 8,337	$ -	$ 4,147	$ 16,252
Accrued sales returns and allowances	4,913	2,893	-	-	7,806
	$ 16,975	$ 11,230	$ -	$ 4,147	$ 24,058
Year Ended March 31, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$ 2,976	$ 1,569	$ 219	$ 1,186	$ 3,578

Liability Reserves:
Warranty and related reserves	$ 6,563	$ 9,463	$ -	$ 3,964	$ 12,062
Accrued sales returns and allowances	6,401	-	-	1,488	4,913
	$ 12,964	$ 9,463	$ -	$ 5,452	$ 16,975

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

DATE:       June 26, 2003

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

Signatures	Title	Date Signed
/s/CHRISTOPHER J. CONWAY	President and Chief Executive Officer	June 26, 2003
Christopher J. Conway	(Principal Executive Officer)

/s/ADEL MICHAEL	Executive Vice President	June 26, 2003
Adel Michael	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/WALTER W. FASTER	Director	June 26, 2003
Walter W. Faster

/s/EUGENE G. GLOVER	Director	June 26, 2003
Eugene G. Glover

/s/MICHAEL NAKONECHNY	Director	June 26, 2003
Michael Nakonechny
/s/DR. RICHARD W. YOUNG	Director	June 26, 2003
Dr. Richard W. Young

/s/RONALD J. ROSSI	Director	June 24, 2003
Ronald J. Rossi

SECTION 302 CERTIFICATION

 I, Christopher J. Conway, certify that:

1.       I have reviewed this annual report on Form 10-K of Mentor Corporation;

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b)           evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 25, 2003                                                      /S/CHRISTOPHER J. CONWAY

                                                                                    Christopher J. Conway

                                                                                    President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Adel Michael, certify that:

1.         I have reviewed this annual report on Form 10-K of Mentor Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a)                 designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b)                 evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c)                 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 25, 2003                                                      /S/ADEL MICHAEL

                                                                                    Adel Michael

                                                                                    Chief Financial Officer

EXHIBIT INDEX

Regulation S-K Exhibit Table Item Number	Description of Exhibit
3(a)	Composite Restated Articles of Incorporation of the Company dated December 12, 2002.
3(b)	Composite Restated By-Laws of the Company dated October 1, 1987 -- Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.
10(a)*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-48815, filed June 24, 1992.
10(b)*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-100841, filed October 30, 2002.
10(c)*	Mentor Corporation 2000 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 33-73306, filed November 14, 2001.
10(d)

Lease Agreement, dated November 1989, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(b) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10(e)

First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(c) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10(f)	Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive, Santa Barbara, CA 93111.
10(g)

Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive -- Incorporated by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

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

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
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

10(s)	Third Amendment to Amended and Restated Credit Agreement, dated December 14, 2001, between Mentor Corporation and Sanwa Bank California.
10(t)	Fourth Amendment to Amended and Restated Credit Agreement, dated March 25, 2003, between Mentor Corporation and Sanwa Bank California.
10(u)*

Employment Agreement, dated August 3, 2000, between Mentor Corporation and Joshua Levine -- Incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

10(v)*

Employment Agreement, dated November 28, 2000, between Mentor Corporation and Peter Shepard -- Incorporated by reference to Exhibit 10(u) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

10(w)*

Employment Agreement, dated November 28, 2000, between Mentor Corporation and Clarke Scherff -- Incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

10(x)*	Employment Agreement, dated August 30, 2002, between Mentor Corporation and Cathy Ullery.
10(y)*	Employment Agreement, dated August 30, 2002, between Mentor Corporation and Maher Michael, M.D.
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Christopher J. Conway
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Adel Michael

* Management contract or compensatory plan or arrangement.