Form 10-Q
period 2003-06-30
MENTOR CORP /MN/
filed 2003-08-14
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of August 13, 2003 there were approximately 46,421,778 Common Shares, par value $.10 outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets - June 30, 2003 and March 31, 2003
Consolidated Statements of Income - Three Months Ended June 30, 2003 and 2002
Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2003 and 2002
Notes to Condensed Consolidated Financial Statements - June 30, 2003
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 111,315	$ 105,840
Marketable securities	229	184
Accounts receivable, net	85,690	79,784
Inventories	63,469	61,269
Deferred income taxes	16,024	15,253
Prepaid expenses and other	12,153	10,858
Total current assets	288,880	273,188

Property and equipment, net	71,766	68,671
Intangible assets, net	36,048	35,570
Goodwill, net	17,124	16,520
Long-term marketable securities and investments	13,867	3,862
Other assets	490	277
	$ 428,175	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30, 2003	March 31, 2003
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 28,756	$ 26,759
Warranty and related reserves	20,995	19,989
Accrued compensation	14,788	18,753
Short-term bank borrowings	10,595	8,176
Sales returns	8,871	10,455
Income taxes payable	2,578	453
Current portion of purchase price related to acquired technologies and acquisitions	5,689	5,698
Dividends payable	933	925
Accrued royalties	539	770
Other	15,125	13,214
Total current liabilities	108,869	105,192
Deferred income taxes	2,316	2,216
Long-term accrued liabilities	14,400	13,970

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding--
46,664,737 shares at June 30, 2003;
46,237,324 shares at March 31, 2003;	4,666	4,624
Capital in excess of par value	5,586	-
Foreign currency translation adjustments	11,542	6,510
Net unrealized gains (losses) on securities	9	(112)
Retained earnings	280,787	265,688
	302,590	276,710
	$ 428,175	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended June 30, 2003 and 2002 (Unaudited)
	Three Months Ended June 30,
(in thousands, except per share data)	2003	2002
Net sales	$ 105,106	$ 97,677

Costs and expenses:
Cost of sales	39,373	38,245
Selling, general, and administrative	35,679	31,885
Research and development	7,543	5,374
	82,595	75,504

Operating income	22,511	22,173
Interest expense	(161)	(301)
Interest income	396	560
Other income, net	676	1,047
Income before income taxes	23,422	23,479
Income taxes	7,389	6,730
Net income	$ 16,033	$ 16,749

Basic earnings per share	$ 0.35	$ 0.36
Diluted earnings per share	$ 0.33	$ 0.34
Dividends per share	$ 0.02	$ 0.015

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Three Months Ended June 30, 2003 and 2002 (Unaudited)
(in thousands)	2003	2002
Cash From Operating Activities:
Net income	$ 16,033	$ 16,749
Adjustments to derive cash flows from operating activities:
Depreciation	3,046	2,719
Amortization	761	996
Deferred income taxes	(1,096)	(173)
Tax benefit from exercise of stock options	1,756	980
Loss (gain) on sale of assets	80	(465)
Imputed interest on long-term liabilities	78	164
Foreign currency transaction (gain) loss	(617)	(173)
Changes in operating assets and liabilities:
Accounts receivable	(4,288)	(2,154)
Inventories and other current assets	(714)	3,493
Accounts payable and accrued liabilities	(401)	3,604
Income taxes payable	1,977	1,433
Net cash provided by operating activities	16,615	27,173
Cash From Investing Activities:
Purchases of property and equipment	(3,950)	(3,105)
Purchases of intangibles	(1,256)	(342)
Purchases of marketable securities	(16,018)	(422)
Sales of marketable securities	5,007	1,647
Acquisitions, net of cash acquired	-	(10,603)
Proceeds from sale of property, equipment and intangibles	-	500
Net cash used for investing activities	(16,217)	(12,325)
Cash From Financing Activities:
Proceeds from exercise of stock options	3,873	2,736
Dividends paid	(925)	(704)
Borrowings (repayments) under line of credit agreements, net	1,903	(685)
Net cash used for financing activities	4,851	1,347
Effect of currency exchange rates on cash and cash equivalents	226	710
Increase (decrease) in cash and cash equivalents	5,475	16,905
Cash and cash equivalents at beginning of year	105,840	60,398
Cash and cash equivalents at end of period	$ 111,315	$ 77,303

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Note A - Business Activity

Mentor Corporation, (the "Company") was incorporated in April 1969.  The Company develops, manufactures and markets a broad range of products for the medical specialties, in three reportable segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology and clinical and consumer healthcare.  The Company's products are sold to hospitals, physicians and through various healthcare dealers, wholesalers, distributors, and retail outlets by multiple sales forces. The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment, and disposables.  The surgical urology segment includes penile implants, surgical incontinence products, and brachytherapy seeds for the treatment of prostate cancer and associated supplies and delivery systems.  The clinical and consumer healthcare segment includes catheters and other products for the management of urinary incontinence and retention.

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

Basis of Presentation

The financial information for the three months ended June 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods. Interim results are not necessarily indicative of results for the full fiscal year.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.

Stock Split, Changes in Authorized Shares and Move to NYSE

On December 13, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on or about January 17, 2003 to shareholders of record as of December 31, 2002.  All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

At the annual meeting of shareholders held on September 12, 2002, the shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase authorized shares from 50,000,000 to 150,000,000.

Effective August 5, 2003 the Company's shares began trading on the New York Stock Exchange under the symbol MNT.

Effects of Recent Accounting Pronouncements

In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This rule amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments. The impact upon adoption of SFAS No. 149 is not expected to have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact upon adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities ("VIE").  FIN 46 defines a variable interest entity as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiaries.  The adoption of this interpretation will have no impact on its consolidated financial position or results of operations.

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

	Fiscal 2004	Fiscal 2003
First Quarter	June 27, 2003	June 28, 2002
Second Quarter	September 26, 2003	September 27, 2002
Third Quarter	January 2, 2004	December 27, 2002

The accompanying unaudited condensed consolidated financial statements for the three-month period ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of June 30, 2003  and March 31, 2003.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.  The Company has an investment in Paradigm Medical Industries, Inc. Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003.  In the quarter ended March 31, 2003, the Company determined the decrease in market prices were more than temporary and recorded a one-time impairment charge of $1,857,000 pre-tax in other income, net. The remaining investment in Paradigm is recorded at $228,000 at June 30, 2003.

Available-for-sale investments at June 30, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 18,682	$ -	$ -	$ 18,682
Bank time deposits	-	-	-	-
Money market mutual funds	92,633	-	-	92,633
Marketable equity securities	536	114	(67)	583
U.S., State and Municipal agency obligations	13,229	6	-	13,235
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 125,358	$ 120	$ (67)	$ 125,411

Included in cash and cash equivalents	$ 111,315	$ -	$ -	$ 111,315
Included in current marketable securities	229	-	-	229
Included in long-term marketable securities and investments	13,814	120	(67)	13,867
Total available-for-sale investments	$ 125,358	$ 120	$ (67)	$ 125,411

Available-for-sale investments at March 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 16,733	$ -	$ -	$ 16,733
Bank time deposits	-	-	-	-
Money market mutual funds	89,107	-	-	89,107
Marketable equity securities	3,493	7	(2,040)	1,460
U.S., State and Municipal agency obligations	2,184	3	-	2,187
Corporate debt securities	278	-	-	278
Investment in Intracel	-	-	-	-
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

Included in cash and cash equivalents	$ 105,840	$ -	$ -	$ 105,840
Included in current marketable securities	184	-	-	184
Included in long-term marketable securities and investments	5,771	10	(2,040)	3,741
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2003 and March 31, 2003 consisted of:

(in thousands)	June 30,	March 31,
Raw materials	$ 11,929	$ 12,175
Work in process	10,554	10,894
Finished goods	40,986	38,200
	$ 63,469	$ 61,269

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

Property and equipment at June 30, 2003 and March 31, 2003 consisted of:

(in thousands)	June 30,	March 31,
Land	$ 549	$ 538
Buildings	22,975	24,595
Leasehold improvements	23,070	23,551
Furniture, fixtures and equipment	86,963	79,032
Construction in progress	7,433	6,620
	140,990	134,336
Less accumulated depreciation	(69,224)	(65,665)
	$ 71,766	$ 68,671

Note G - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended June 30,
(in thousands)	2003	2002
Net income	$ 16,033	$ 16,749
Foreign currency translation adjustment	5,032	7,519
Unrealized (losses) on marketable securities and investment activities, net	121	(1,069)
Comprehensive income	$ 21,186	$ 23,199

Note H - Stock Options

The Company has granted options to key employees and non-employee directors under its 2000 Plan and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value as of the date of grant.  Options to purchase 1,073,135 shares of common stock at $21.00 per share were granted during the quarter ended June 30, 2003.

Stock option exercise prices are set at the fair market value of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 "Accounting for Stock-Based Compensation," requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The estimated fair value of the options is amortized ratably over the option's vesting period.  As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation.  The Company's pro forma information is as follows:

	Quarter Ended June 30,
(in thousands)	2003	2002
Net income: as reported	$ 16,033	$ 16,749
Deduct: compensation expense fair value method	(1,717)	(1,602)
Net income: pro forma	$ 14,316	$ 15,147

Basic earnings per share: as report	$ .35	$ .36
Basic earnings per share: pro forma	.31	.33

Diluted earnings per share: as reported	$ .33	$ .34
Diluted earnings per share: pro forma	.30	.31

Note I - Income Taxes

The effective rate of corporate income taxes was 31.5% and 28.7% for the three-month periods ended June 30, 2003 and 2002 respectively.  The effective tax rate for the three-month period ended June 2002 reflects refunds received in the first quarter of fiscal 2003 related to the amendment of tax returns for the Company's foreign sales corporation.

Note J - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended June 30,
(in thousands)	2003	2002
Weighted average outstanding shares: basic	46,386	47,068
Shares issuable through exercise of stock options	1,960	2,292
Weighted average outstanding shares: diluted	48,346	49,360

Shares issuable through options are determined using the treasury stock method.

Certain employee stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note K - Acquisitions

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

Note L - Business Segment Information

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment and disposables.  The surgical urology segment includes penile implants, surgical incontinence products, and brachytherapy seeds for the treatment of prostate cancer.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the three-month periods ended June 30, 2003 and 2002, and as of June 30, 2003 and March 31, 2003 is as follows:

	Three Months Ended June 30,
(in thousands)	2003	2002
Net Sales
Aesthetic and General Surgery	$ 55,503	$ 53,680
Surgical Urology	28,089	26,242
Clinical and Consumer Healthcare	21,514	17,755
Total consolidated revenues	$ 105,106	$ 97,677

	Three Months Ended June 30,
(in thousands)	2003	2002
Operating profit
Aesthetic and General Surgery	$ 19,791	$ 19,941
Surgical Urology	1,696	2,245
Clinical and Consumer Healthcare	3,161	2,781
Total reportable segments	$ 24,648	$ 24,967

	Three Months Ended June 30,
(in thousands)	2003	2002
Operating income
Reportable segments	$ 24,648	$ 24,967
Corporate operating loss	(2,137)	(2,794)
Interest expense	(161)	(301)
Interest income	396	560
Other income	676	1,047
Income before income taxes	$ 23,422	$ 23,479

	As of
(in thousands)	June 30, 2003	March 31, 2003
Identifiable assets
Aesthetic and General Surgery	$ 103,915	$ 102,570
Surgical Urology	112,125	105,415
Clinical and Consumer Healthcare	67,196	62,155
Total reportable segments	$ 283,236	$ 270,140

Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for the historical information contained herein, the matters discussed in this Management's Discussion contain certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "intend," "project," "plan," "we believe," "will," "seek," and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of  "Governmental Regulation," "Risk Factors," "Legal Proceedings," or elsewhere in our Form 10-K for the fiscal year ended March 31, 2003.  Forward-looking statements include statements regarding, among other things:

  Our anticipated growth strategies;
  Our intention to introduce or seek approval for new products;
  Our ability to continue to meet FDA and other regulatory requirements;
  Our anticipated outcomes of litigation and regulatory reviews; and
  Our ability to replace sources of supply without disruption and regulatory delay.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors" or elsewhere in our annual report on Form 10-K, including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, United States Food Drug and Administration (FDA) delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure that the forward-looking information contained in this Form 10-Q and our Form 10-K will, in fact, transpire.

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

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment.  These accounting polices are discussed in the Management's Discussion and Analysis and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

On December 12, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on or about January 17, 2003 to shareholders of record as of December 31, 2002.  All references to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

RESULTS OF OPERATIONS

Quarters Ended June 30, 2003 and 2002

Sales

Sales for the three months ended June 30, 2003 increased to $105.1 million from $97.7 million for the same quarter in 2002, an increase of 7.6%.  Included in fiscal 2004 sales are three months of clinical and consumer healthcare product sales relating to our May 2002 acquisition of the urology and ostomy business of Portex Ltd. versus two months in fiscal 2003.  Sales of products acquired in the Portex transaction accounted for approximately one third of the year-to-year growth.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact of $6.3 million on international sales.

Sales of aesthetic and general surgery products increased 3% to $55.5 million for the quarter ended June 30, 2003 from $53.7 million in the same quarter in the prior year.  Total sales of breast implants products increased 3% to $50.1 million for the quarter from $48.3 million in the same period of the prior year.  Sales of body contouring products increased 8% to $3.6 million for the quarter from $3.3 million, over the same period in the prior year.  We believe that relatively low sales growth percentages over the prior year reflect the unusually strong sales in the same quarter of the prior year.  The strength in sales in the same quarter of the prior year was attributed to a resurgence of demand including surgeries that were postponed after the events of September 11th.  The sales for this quarter also reflected the benefit from the effect of the strong Euro.  Sales of aesthetic and general surgery are expected to increase at a higher rate for the remaining three quarters of fiscal 2004.

Sales of surgical urology products increased 7% to $28.1 million for the quarter ended June 30, 2003 from $26.2 million in the prior year.  The growth primarily resulted from strong sales of disposable urinary care products acquired in our February 2001 acquisition of Porges S.A., and the effect of a stronger Euro.  Penile implant sales increased slightly over the same quarter in the prior year.  In the third quarter of 2003, we introduced the Titan™ inflatable penile device.  Sales of pelvic floor reconstruction products increased $1.0 million, or 42%, due to continued momentum of new product introductions made late in fiscal 2002.  Brachytherapy sales decreased by $2.9 million, or 45% from the same quarter in the prior year as a result of interruption of our supply of palladium radioactive seeds after the expiration of our exclusive distribution agreement with NASI and as competitive pressures decreased average selling prices.  Due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure sufficient new vendor supply to fulfill customer orders. This resulted in lost sales, and which may continue through most of fiscal 2004.

Sales of clinical and consumer healthcare products increased 21% to $21.5 million for the quarter ended June 30, 2003 from $17.8 million in the same period in the prior year.  This growth primarily resulted from our May 2002 acquisition of the urology and ostomy businesses of Portex Ltd., whose product sales are included for three months in fiscal 2004 versus two months in the comparable quarter of the prior year. Sales growth was generally aided by the effect of the stronger Euro, as approximately half of these product sales are invoiced in currencies other than the U.S. Dollar.  In addition, strong sales of urinary products acquired in the Porges acquisition were offset by a 6% decrease in sales of male external catheters.  Sales of intermittent self-catheters increased 5% following the introduction of the Self-Cath Plus™ lubricious catheter in fiscal 2002.

	Sales by Principal Product Line
	For the Three Months Ended June 30,
	2003	2002	Percent Change
Aesthetic & General Surgery Products	$ 55,503	$ 53,680	3.4%
Surgical Urology Products	28,089	26,242	7.0%
Clinical & Consumer Healthcare Products	21,514	17,755	21.2%
	$ 105,106	$ 97,677	7.6%

Cost of Sales

Cost of sales was 37.5% of net sales for the quarter ended June 30, 2003, compared to 39.2% in the comparable period in fiscal 2003.  Cost of sales for the aesthetic and general surgery products decreased to 28.3% of net sales for the quarter ended June 30, 2003 from 28.8% for the comparable quarter in fiscal 2003, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility, partially offset by startup costs at our new manufacturing facility in the Netherlands.  Cost of sales for surgical urology products decreased to 51.4% of net sales for the quarter ended June 30, 2003 from 46.5% in the comparable quarter in the prior year primarily due to the February 2003 acquisition of Mills Biopharmaceutical, Inc., to manufacture our own iodine brachytherapy seeds.  In addition, the interruption of supply of palladium seeds has shifted the product mix towards products which have lower cost of sales as a percent of sales.  Cost of sales for clinical and consumer healthcare products decreased from 52.4% of net sales for the quarter ended June 30, 2003 to 49.3% for the comparable period of the prior year, primarily due to efficiencies of scale and improved manufacturing efficiencies at our manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative expenses increased to 33.9% of net sales for the quarter ended June 30, 2003, compared to 32.6% for the comparable quarter in the prior year.  Improved efficiencies in selling expenses in the Aesthetics segment were offset by additional selling expenses in the Surgical urology segment, primarily in our international operations related to recent acquisitions and to currency rates.  General and administrative expenses increased primarily due to additional expenses associated with our recently acquired subsidiaries, Mills Biopharmaceuticals and the urology and ostomy businesses of Portex and currency exchange rates.  In addition, non-capitalizable expenses related to the implementation of our new J.D. Edwards information technology system were offset by lower levels of expenses at our corporate headquarters.

Research and Development

Research and development expenses as a percent of net sales for the three month periods ended June 30, 2003 were 7.2%, compared to 5.5% for the same period a year ago.  Spending increased as a percentage of net sales in all three segments, with the largest increase being in Aesthetic and General surgery segment products due to increased activity in our breast implant studies as we prepare our filing of our gel implant PMA for the FDA.  The Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled and saline filled mammary implants and other products.  We expect the level of spending on research and development activities to continue at the current levels for the remainder of fiscal 2004.

Interest and Other Income and Expense

Interest expense decreased to $161,000 in the first quarter of fiscal 2004, compared to $301,000 in the same period of the prior year.  Interest expense includes interest our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of SouthBay Medical and ProSurg Inc. during fiscal 2001 and 2002, respectively.

Interest income decreased to $396,000 in the first quarter of fiscal 2004 from $560,000 in the same period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments offset by higher levels of cash balances available for investment.

Other income, net primarily includes gains or losses on sales of marketable securities, disposals of non-operating assets, and foreign currency gains or losses related to our foreign operations.  Other income, net for the three-month ending June 30, 2003 decreased to $676,000 from $1.0 million in the comparable quarter in the prior year.  The prior year amount includes a one-time gain on the sale of an intangible asset of $500,000 and is the primary reason for the decrease from the prior year.

Income Taxes

The effective rate of corporate income taxes for the three months ended June 30, 2003 was 31.5% as compared to 28.7% for the comparable period in the prior year.  The increase in the effective tax rate from the comparable periods in the prior year represents a return to our historic effective tax rate as the prior year rates reflected refunds received in the first quarter of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income

Net income for the three-month period ended June 30, 2003 decreased 4% to $16.0 million from $16.7 million in the comparable period in the prior year.  Diluted earnings per share decreased 3% to $0.33 for the three-month period compared to $0.34 for the comparable period last year.  Increased sales and lower cost of goods sold were offset by higher operating expenses which resulted in a slight increase in operating income.  Although operating income increased from the comparable period in the prior year, net income decreased as the prior year results included the favorable effect of a gain on an asset sale and tax refunds which lowered income tax expense.

Seasonality

Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as surgeons and patients tend to take vacation, particularly in Europe, during this quarter.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $112 million at June 30, 2003, compared to $106 million at March 31, 2003.  Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds.  Our working capital was $180 million at June 30, 2003, compared to $168 million at March 31, 2003.  We generated $17 million of cash from operating activities during the three months ended June 30, 2003, compared to $27 million the same period the previous year.  Decreased cash flow from operating activities was primarily the result of decreased net income, larger increases in inventory and accounts receivable, and decreases in accounts payable and accrued liabilities.

During the three months ended June 30, 2003, we invested $4 million in property and equipment, primarily in production equipment at our new facility in Oklahoma and in information technology systems.  We anticipate investing approximately $20 million in fiscal 2004 to expand production equipment and facilities for brachytherapy seed production, purchase other production equipment and upgrade and replace information technology systems.

We received cash from the exercise of employee stock options.  Employee stock option exercises provided $3.9 million during the three months ended June 30, 2003 compared to $2.7 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common shares relative to the exercise price of such options.

Our Board of Directors has authorized an ongoing stock repurchase program under which we repurchased 1.4 million shares in fiscal 2003.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  The objectives of the program are, among others, to offset the dilutive effect of our employee stock option program, provide liquidity to the market and to reduce the overall number of shares outstanding.  Repurchases are subject to market conditions and cash availability.  Since the increased authorization, we have repurchased 363,000 shares for consideration of $7.5 million.  We intend to continue the share repurchase program during the remainder of fiscal 2004 and 3.6 million shares remain authorized for repurchase.

In January 2001, we completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($12.6 million at June 30, 2003), and will continue to increase as imputed interest is recorded.  Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of our common stock valued at fair market value on the date of issuance.

In December 2001, we entered into several agreements with ProSurg, Inc. to purchase certain patent rights and a supply of a bio-absorbable co-polymer product to be used in the surgical treatment of female incontinence.  The total consideration included $2.0 million in cash and $2.7 million in short and long-term payments due over the next several years.  The future payments have been recorded as an acquisition obligation liability at net present value and will increase with imputed interest to $3.0 million due in fiscal 2004 and over the next several years.

We secured line of credit ("$25M Credit Agreement") for borrowings of up to $25 million, which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at our discretion.  The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  We use the $25M Credit Agreement to guarantee three commercial letters of credit totaling $3.8 million.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at June 30, 2003, only $21.2 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation, and total $5.9 million, of which $5.5 million was outstanding, and $0.4 million additional borrowings were available at June 30, 2003.

In fiscal 2002, a line of credit of $7.0 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At June 30, 2003, $5.1 million was outstanding and $1.9 million was available under this line.

At June 30, 2003, the total of short-term borrowings under all lines of credit was $10.6 million and the weighted-average interest rate was 3.77%.  The total amount of additional borrowings available to the Company under all lines of credit was $23.5 million as of June 30, 2003.

For the first and second quarters of fiscal 2003, we paid a quarterly cash dividend of $.03 per share.  In December 2002, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend and increased the quarterly dividend on a post-split basis from $.015 per share to $.02 per share.  In July 2003, the Board of Directors declared another increase in the dividend rate from $.02 per share to $.15 per share.  At the new indicated annual rate of $.60 per share, the aggregate annual dividend would equal approximately $28 million.  It is the Company's intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability and alternative cash needs.  The $25M Credit Agreement limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

The following table summarizes contractual cash and other commercial commitments at June 30, 2003:

(in thousands)		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Operating leases	$ 44,499	$ 4,797	$14,410	$ 9,022	$16,270
Total Contractual Cash Obligations	$ 44,499	$ 4,797	$14,410	$ 9,022	$16,270

Commercial Commitments
Lines of credit	$ 10,595	$ 10,595	$ -	$ -	$ -
Other commercial commitments	20,230	6,086	9,542	1,370	3,232
Total Commercial Commitments	$30,825	$16,681	$9,542	$ 1,370	$ 3,232

In addition, we have, at any one time, purchase orders in the ordinary course of business for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

Our principal source of liquidity at June 30, 2003 consisted of $112 million in cash, cash equivalents and short-term marketable securities, plus $26 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance our unforeseen requirements or to consummate acquisitions of other business, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

Brachytherapy Seed Supply

On November 4, 2002, we announced we had reached an agreement to purchase Mills Biopharmaceutical Inc. (Mills), a manufacturer of iodine brachytherapy seeds.  The purchase was completed February 1, 2003 after the expiration of the agreement with NASI and we have begun to supply customers with seeds manufactured by Mills.  In addition, on January 8, 2003, we announced that we had reached a nonexclusive agreement to distribute Best ™ Palladium-103 brachytherapy seeds.  In addition, we are seeking other sources for similar radioactive seeds.  There is no assurance that such seeds can be manufactured or obtained on terms satisfactory to us, without interruption or regulatory delay, or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk as reported in Item 7A in the annual report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4.	Controls and Procedures

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report.  In connection with such evaluation, no change in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings Not applicable.

Item 2.	Changes in Securities None.

Item 3.	Defaults Upon Senior Securities Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders None.
Item 5.	Other Information Effective August 5, 2003 the Company's shares began trading on the New York Stock Exchange under the symbol MNT.
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits 3.2 Amended and Restated Bylaws of Mentor Corporation dated July 15, 2003.

10.1 Employment agreement, between Mentor Corporation and Joshua Levine.

10.2 Incentive Bonus Plans

31.1 Certification of Principal Executive Officer Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2003.

1.  On May 13, 2003, a report was filed which furnished, under Item 12, a press release in connection with the fiscal 2003 fourth quarter and year-end results of operation issued by Mentor Corporation.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	August 14, 2003	By:	/S/CHRISTOPHER; J. CONWAY Christopher J. Conway President and Chief Executive Officer

Date:	August 14, 2003	By:	/S/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer