Form 10-Q
period 2003-09-30
MENTOR CORP /MN/
filed 2003-11-14
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 13, 2003 there were approximately 46,172,250 Common Shares, par value $.10 outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets - September 30, 2003 and March 31, 2003
Consolidated Statements of Income - Three Months Ended September 30, 2003 and 2002
Consolidated Statements of Income - Six Months Ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows - Six Months Ended September 30, 2003 and 2002
Notes to Condensed Consolidated Financial Statements - September 30, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	September 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 101,044	$ 105,840
Marketable securities	198	184
Accounts receivable, net	78,366	79,784
Inventories	66,574	61,269
Deferred income taxes	17,251	15,253
Prepaid expenses and other	20,567	10,858
Total current assets	284,000	273,188

Property and equipment, net	74,322	68,671
Intangible assets, net	48,419	35,570
Goodwill, net	17,186	16,520
Long-term marketable securities and investments	9,446	3,741
Other assets	499	398
	$ 433,872	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	September 30, 2003	March 31, 2003
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 28,025	$ 26,759
Warranty and related reserves	22,122	19,989
Accrued compensation	14,342	18,753
Short-term bank borrowings	8,661	8,176
Sales returns	8,913	10,455
Income taxes payable	-	453
Current portion of purchase price related to acquired technologies and acquisitions	5,564	5,698
Dividends payable	6,997	925
Accrued royalties	496	770
Other	16,131	13,214
Total current liabilities	111,251	105,192
Deferred income taxes	2,320	2,216
Long-term accrued liabilities	14,469	13,970

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding--
46,648,427 shares at September 30, 2003;
46,237,324 shares at March 31, 2003;	4,665	4,624
Capital in excess of par value	3,738	-
Foreign currency translation adjustments	12,368	6,510
Net unrealized gains (losses) on securities	33	(112)
Retained earnings	285,028	265,688
	305,832	276,710
	$ 433,872	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended September 30, 2003 and 2002 (Unaudited)
	Three Months Ended September 30,
(in thousands, except per share data)	2003	2002

Net sales	$ 93,263	$ 89,586
Cost of sales	35,561	37,669
Gross profit	57,702	51,917

Selling, general, and administrative expense	33,899	30,157
Research and development expense	7,711	5,365
	41,610	35,522

Operating income	16,092	16,395
Interest expense	(149)	(236)
Interest income	323	672
Other income, net	249	158
Income before income taxes	16,515	16,989
Income taxes	5,277	4,483
Net income	$ 11,238	$ 12,506

Basic earnings per share	$ 0.24	$ 0.27
Diluted earnings per share	$ 0.23	$ 0.26
Dividends per share	$ 0.15	$ 0.015

Weighted average shares outstanding
Basic	46,562	46,610
Diluted	48,610	48,282

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Six Months Ended September 30, 2003 and 2002 (Unaudited)
	Six Months Ended September 30,
(in thousands, except per share data)	2003	2002

Net sales	$ 198,369	$ 187,263
Cost of sales	74,934	75,914
Gross profit	123,435	111,349

Selling, general, and administrative expense	69,578	62,042
Research and development expense	15,254	10,739
	84,832	72,781

Operating income	38,603	38,568
Interest expense	(310)	(537)
Interest income	719	1,232
Other income, net	925	1,205
Income before income taxes	39,937	40,468
Income taxes	12,666	11,213
Net income	$ 27,271	$ 29,255

Basic earnings per share	$ 0.59	$ 0.63
Diluted earnings per share	$ 0.56	$ 0.60
Dividends per share	$ 0.17	$ 0.03

Weighted average shares outstanding
Basic	46,475	46,836
Diluted	48,479	48,820

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Six Months Ended September 30, 2003 and 2002 (Unaudited)
(in thousands)	2003	2002
Cash From Operating Activities:
Net income	$ 27,271	$ 29,255
Adjustments to derive cash flows from operating activities:
Depreciation	6,453	5,913
Amortization	1,658	1,949
Deferred income taxes	(2,131)	(2,332)
Tax benefit from exercise of stock options	2,778	1,103
Loss on sale of assets	(302)	(425)
Imputed interest on long-term liabilities	139	313
(Gain) loss on long-term marketable securities	136	(403)
Changes in operating assets and liabilities:
Accounts receivable	3,164	5,344
Inventories	(3,754)	(4,308)
Prepaid income taxes and other current assets	(8,096)	3,405
Accounts payable and accrued liabilities	185	2,714
Income taxes payable	(439)	(3,071)
Foreign currency transaction (gain) loss	(511)	(113)
Net cash provided by operating activities	26,551	39,344
Cash From Investing Activities:
Purchases of property and equipment	(9,089)	(7,591)
Purchases of intangibles	(4,673)	(665)
Purchases of marketable securities	(28,244)	(914)
Sales of marketable securities	21,466	5,005
Acquisitions, net of cash acquired	(7,192)	(10,603)
Proceeds from sale of property, equipment and intangibles	--	500
Net cash used for investing activities	(27,732)	(14,268)
Cash From Financing Activities:
Repurchase of common stock	(8,601)	(12,199)
Proceeds from exercise of stock options	6,602	3,203
Dividends paid	(1,858)	(1,413)
Borrowings (repayments) under line of credit agreements, net	(128)	(707)
Net cash used for financing activities	(3,985)	11,116
Effect of currency exchange rates on cash and cash equivalents	370	623
Increase (decrease) in cash and cash equivalents	(4,796)	14,583
Cash and cash equivalents at beginning of year	105,840	60,398
Cash and cash equivalents at end of period	$101,044	$ 74,981

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

 Note A - Business Activity

Mentor Corporation, (the "Company") was incorporated in April 1969.  The Company develops, manufactures and markets a broad range of products for the medical specialties in three reportable segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  The Company's products are sold to hospitals, physicians and through various healthcare dealers, wholesalers, distributors, and retail outlets by multiple sales forces. The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment and disposables.  The surgical urology segment includes penile implants, surgical incontinence products, and brachytherapy seeds for the treatment of prostate cancer and associated supplies and delivery systems.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

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

Basis of Presentation

The financial information for the three and six-month periods ended September 30, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.   A discussion of the Company’s significant accounting policies is described in the “Significant Accounting Policies” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

Effective August 5, 2003 the Company's shares began trading on the New York Stock Exchange under the symbol MNT.

Effects of Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002.  SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosures, in both annual and interim financial statements, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the additional disclosure requirements of SFAS 148 and has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. This rule amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments.  The adoption of SFAS No. 149 is not expected to have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities ("VIE").  FIN 46 defines a variable interest entity as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46, effective in 2003, requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities.    FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiaries.  The adoption of this interpretation will have no impact on the Company’s consolidated financial position or results of operations.

Note C - Interim Reporting

The Company's three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month of each calendar quarter.  The fiscal year end remains March 31st.  To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month.  The actual dates for each of the three interim quarters-end are shown below:

	Fiscal 2004	Fiscal 2003
First Quarter	June 27, 2003	June 28, 2002
Second Quarter	September 26, 2003	September 27, 2002
Third Quarter	January 2, 2004	December 27, 2002

The accompanying unaudited condensed consolidated financial statements for the three-month and six-month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three-month and six-month periods ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year.

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

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of September 30, 2003 and March 31, 2003.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.  The Company has an investment in Paradigm Medical Industries, Inc.  Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003.  In the quarter ended March 31, 2003, the Company determined the decrease in market prices were more than temporary and recorded a one-time impairment charge of $1,857,000 pre-tax in other income, net.  The remaining investment in Paradigm is recorded at $168,000 at September 30, 2003.

Available-for-sale investments at September 30, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 17,823	$ -	$ -	$ 17,823
Money market mutual funds	83,221	-	-	83,221
Marketable equity securities	114	54	-	168
U.S., State and Municipal agency obligations	9,198	-	-	9,198
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 110,634	$ 54	$	$ 110,688

Included in cash and cash equivalents	$ 101,044	$ -	$ -	$ 101,044
Included in current marketable securities	198	-	-	198
Included in long-term marketable securities and investments	9,392	54	-	9,446
Total available-for-sale investments	$ 110,634	$ 54	$ -	$ 110,688

Available-for-sale investments at March 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 16,733	$ -	$ -	$ 16,733
Bank time deposits	-	-	-	-
Money market mutual funds	89,107	-	-	89,107
Marketable equity securities	3,493	7	(2,040)	1,460
U.S., State and Municipal agency obligations	2,184	3	-	2,187
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

Included in cash and cash equivalents	$ 105,840	$ -	$ -	$ 105,840
Included in current marketable securities	184	-	-	184
Included in long-term marketable securities and investments	5,771	10	(2,040)	3,741
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2003 and March 31, 2003 consisted of:

(in thousands)	September 30,	March 31,
Raw materials	$ 11,630	$ 12,175
Work in process	10,340	10,894
Finished goods	44,604	38,200
	$ 66,574	$ 61,269

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

Property and equipment at September 30, 2003 and March 31, 2003 consisted of:

(in thousands)	September 30,	March 31,
Land	$ 550	$ 538
Buildings	23,147	24,595
Leasehold improvements	23,197	23,551
Furniture, fixtures and equipment	88,730	79,032
Construction in progress	11,246	6,620
	146,870	134,336
Less accumulated depreciation	(72,548)	(65,665)
	$ 74,322	$ 68,671

Note G - Warranties

The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.

Information on changes in the Company’s accrued warranties and related reserves are as follows:

	Six Months Ended
	September 30,
(in thousands)	2003	2002
Beginning warranty and related reserves	$ 19,989	$ 16,252
Costs of warranty claims	(1,930)	(1,900)
Accruals for product warranties	4,063	3,704
Ending warranty and related reserves	$ 22,122	$ 18,056

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net income	$ 11,238	$ 12,506	$ 27,271	$ 29,255
Foreign currency translation adjustment	826	(926)	5,858	6,593
Unrealized (losses) on marketable securities and investment activities, net	25	(628)	146	(1,697)
Comprehensive income	$ 12,089	$ 10,952	$ 33,275	$ 34,151

Note I - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (2000 Plan) and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value as of the date of grant.  Options to purchase 1,073,135 shares of common stock at $21.00 per share were granted during the quarter ended June 30, 2003.  No grants were made in the quarter ended September 30, 2003.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands except per share data)	2003	2002	2003	2002
Net income: as reported (1)	11,238	12,506	27,271	29,255
Deduct: compensation expense fair value method	(1,899)	(1,602)	(3,319)	(3,204)
Net income: pro forma	9,339	10,904	23,952	26,051

Basic earnings per share: as reported	.24	.27	.59	.63
Basic earnings per share: pro forma	.20	.21	.51	.54

Diluted earnings per share: as reported	.23	.26	.56	.60
Diluted earnings per share: pro forma	.20	.20	.50	.51
(1) Net income as reported includes no compensation expense associated with stock grants.

Note J - Income Taxes

The effective rate of corporate income taxes was 31.7% and 27.7% for the six-month periods ended September 30, 2003 and 2002 respectively.  The effective tax rate for the six-month period ended September 2002 reflects refunds received in the first and second quarters of fiscal 2003 related to the amendment of tax returns for the Company's foreign sales corporation.

Note K - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Weighted average outstanding shares: basic	46,562	46,610	46,475	46,836
Shares issuable through exercise of stock options	2,048	1,672	2,004	1,984
Weighted average outstanding shares: diluted	48,610	48,282	48,479	48,820

Shares issuable through options are determined using the treasury stock method.

Certain employee stock options were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note L - Share Repurchase Program

The Company has a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plan, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired, and are no longer outstanding. In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock and shares have been repurchased each year under this program including 1,421,000 shares for $22.3 million, and 1,464,000 shares for $18.7 million in the years ended March 31, 2003 and 2002 respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  Since April 1, 2003, 1,146,000 shares have been repurchased for $23.8 million and 2.9 million shares remain authorized for repurchase.   The timing of repurchases is subject to market conditions, cash availability, and blackout period during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

Note M - Acquisitions

Portex Ltd.

On May 6, 2002, the Company purchased the assets of the urology and ostomy businesses of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired businesses, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products primarily for the home healthcare market.  The products are sold mainly in the UK, Germany and the Netherlands.  The acquisition was valued at $11,232,000, of which $10,603,000 was paid in cash, plus an acquired liability of $629,000.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was preliminarily allocated to inventory of $3,150,000, buildings of $739,000, production equipment of $1,185,000, leasehold improvements of $621,000, patents, trademarks and licenses of $731,000 and goodwill and other intangibles with indefinite lives of $4,806,000.

Mills Biopharmaceuticals, Inc.

On February 1, 2003, the Company completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The acquisition was valued at $4,063,000, net of cash acquired, and was paid from existing cash balances.  The purchase price was preliminarily allocated to accounts receivable of $626,000, inventory of $322,000, other assets of $36,000, production equipment of $830,000, long-term investments, preliminarily valued at $1,100,000, net of acquired accrued liabilities of $261,000 and goodwill and other intangibles with indefinite lives of $1,410,000.

A-Life Ltd

On August 25, 2003, the Company completed the acquisition of A-Life Ltd which has developed a hyaluronic acid based dermal filler product from Vitrolife, AB.  The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The acquisition was valued at $7.5 million, net of cash acquired, and was paid from existing cash balances.  The purchase price was preliminarily allocated to accounts receivable $36,000, other assets of $349,000, production equipment of $393,000, net of acquired accrued liabilities of $123,000 and intangible assets of $6,821,000.

Note N – Goodwill & Intangible Assets

The aggregate amortization expense on intangible assets recorded for the six months ended September 30, 2003 was $1,658,000.  The following table summarizes the estimated aggregate amortization expense for each of the five succeeding years:

Year ended	Estimated Amortization Expense ( in thousands)
March 31, 2004	$3,655
March 31, 2005	$3,950
March 31, 2006	$3,841
March 31, 2007	$3,666
March 31, 2008	$3,652

The changes in the carrying amount of goodwill for the year ended March 31, 2003, and 2002 are as follows:

(in thousands)	Aesthetic and General Surgery	Surgical Urology	Clinical and Consumer Healthcare	Total
Balance at March 31, 2001	$ 692	$ 2,948	$ 3,055	$ 6,695
Goodwill acquired during year	3,760	-	-	3,760
Goodwill amortization	(442)	(35)	(103)	(580)
Balance at March 31, 2002	4,010	2,913	2,952	9,875
Goodwill acquired during year	-	1,410	5,235	6,645
Balance at March 31, 2003	4,010	4,323	8,187	16,520
Translation and other	-	169	497	666
Balance at September 30, 2003	$ 4,010	$ 4,492	$ 8,684	$ 17,186

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

Selected financial information for the Company's reportable segments for the three-month and six-month periods ended September 30, 2003 and 2002, and as of September 30, 2003 and March 31, 2003 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net Sales
Aesthetic and General Surgery	$ 47,199	$ 42,748	$ 102,702	$ 96,428
Surgical Urology	23,903	25,746	51,992	51,988
Clinical and Consumer Healthcare	22,161	21,092	43,675	38,847
Total consolidated revenues	$ 93,263	$ 89,586	$ 198,369	$ 187,263

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Operating profit
Aesthetic and General Surgery	$ 15,987	$ 14,415	$ 35,777	$ 34,356
Surgical Urology	(748)	848	788	3,093
Clinical and Consumer Healthcare	3,111	3,678	6,433	6,459
Total reportable segments	$ 18,350	$ 18,941	$ 42,998	$ 43,908

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Operating income
Reportable segments	$ 18,350	$ 18,941	$ 42,998	$ 43,908
Corporate operating expenses	(2,258)	(2,546)	(4,395)	(5,340)
Interest expense	(149)	(236)	(310)	(537)
Interest income	323	672	719	1,232
Other income	249	158	925	1,205
Income before income taxes	$ 16,515	$ 16,989	$ 39,937	$ 40,468

	As of
(in thousands)	September 30, 2003	March 31, 2003
Identifiable assets
Aesthetic and General Surgery	$ 111,834	$ 102,570
Surgical Urology	110,678	105,415
Clinical and Consumer Healthcare	67,769	62,155
Total reportable segments	$ 290,281	$ 270,140

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended March 31, 2003 and subsequent reports on Forms 10‑Q and 8‑K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

  our anticipated growth strategies;
  our intention to introduce or seek regulatory approval for new products;
  our ability to continue to meet FDA and other regulatory requirements;
  our anticipated outcomes of litigation and regulatory reviews;
  our ability to replace sources of supply without disruption or regulatory delay;
  our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets;
  our ability to consummate acquisitions and integrate their operations successfully;
  the need for additional capital; and
  the results of pending and possible future litigation.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment.  These accounting polices are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

On December 12, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on or about January 17, 2003 to shareholders of record as of December 31, 2002.  All references in this report to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002

Seasonality

Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 generally tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as surgeons and patients tend to take vacation, particularly in Europe, during this quarter.

Sales

Sales for the three-month period ended September 30, 2003 increased to $93.3 million from $89.6 million in the comparable period in the previous year, an increase of 4%.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $3.4 million for the three-month period.

Sales of aesthetic and general surgery products increased 10% to $47.2 million for the three months ended September 30, 2003 from $42.7 million in the same period in the prior year.  Total sales of breast implants products increased 11% to $42.5 million for the quarter from $38.4 million in the same period of the prior year.   Approximately $.8 million of the increase is attributable to the favorable impact of foreign exchange rate movements and the balance is primarily attributable to organic growth in units sales of our silicon gel implants and associated products used in reconstruction surgeries.  Sales of body contouring products increased 28% to $3.5 million for the quarter from $2.8 million, over the same period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedural volumes as awareness and acceptance of this procedure increases. These increases were partially offset by a decrease in other product revenues of $0.4 million.

Sales of surgical urology products decreased 7% to $23.9 million for the quarter ended September 30, 2003 from $25.7 million in the prior year.  The $1.8 million decrease in segment revenue is the result of a $3.3 million decrease in brachytherapy seed sales offset by a $1.6 million favorable impact of foreign exchange rate variations. In addition, penile implant sales increased 10% to $5.7 million from $5.2 million in the comparable period of the prior year primarily due to higher average selling prices in the U.S. and acceptance of the TitanTM penile device in Europe.  Pelvic floor product revenue increased 28% to $2.8 million from $2.2 million in the comparable period in the prior year primarily due to increased unit volumes on continued momentum of several new product introductions made late in fiscal 2002.  In August 2003, we introduced the ObTape™ sling product for pelvic floor reconstruction for female urinary incontinence to the U.S. market.  The ObTape, like our UraTape™ product in Europe utilizes a simpler and less invasive surgical technique.  Brachytherapy sales decreased $3.3 million or 49% from the comparable three-month period of the prior year, as a result of interruption of our supply of palladium radioactive seeds after the expiration of our exclusive distribution agreement with NASI. In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices.  Due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure sufficient new vendor supply to fulfill customer orders.  These market factors and supply interruptions have resulted in lost sales of approximately $3 million per quarter, and may continue through the remainder of fiscal 2004.  Sales of disposable urinary care and other products totaled $11.9 million in the three-month period ending September 30, 2003 compared to $11.7 million in the same period in the prior year.  A decrease in unit sales was offset by the favorable impact of foreign exchange rate variations estimated to be $1.6 million, resulting in a small overall increase.

Sales of clinical and consumer healthcare products increased 5% to $22.2 million for the quarter ended September 30, 2003 from $21.1 million in the same period in the prior year.  Sales of intermittent catheters increased 10% or $.7 million and were partially offset by a decrease of 12% or $.6 million in sales of male external catheters as compared to the same period of the prior year.  Sales of other disposable homecare and ostomy products increased 10% to $10.1 million from $9.1 million in the comparable period of the prior year primarily the favorable impact of foreign exchange rate variations of $1.0 million.

	Sales by Principal Product Line
	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(in thousands)	2003	2002	Percent Change	2003	2002	Percent Change
Aesthetic & General Surgery Products	$ 47,199	$ 42,748	10%	$ 102,702	$ 96,428	6%
Surgical Urology Products	23,903	25,746	(7%)	51,992	51,988	--
Clinical & Consumer Healthcare Products	22,161	21,092	5%	43,675	38,847	12%
	$ 93,263	$ 89,586	4%	$ 198,369	$ 187,263	6%

Gross profit

Gross profit margin increased to 61.9% of net sales for the quarter ended September 30, 2003, compared to 58.0% in the comparable period in fiscal 2003.  Gross profit for the aesthetic and general surgery products improved to 74% of net sales, or $35 million for the three-month period ending September 30, 2003 up from 71% in the comparable period in the prior year.  The increase in gross profit of $4 million is primarily attributable to improved manufacturing efficiencies and efficiencies of scale.   Gross profit margin for surgical urology products improved to 51% of net sales from 44% of net sales for the quarter ended September 30, 2003 compared to the same period in the prior year.  Approximately 3% percentage points of the increase in gross margins percentage is attributable to the February 2003 acquisition of Mills Biopharmaceutical, Inc. to manufacture our own iodine brachytherapy seeds, which added approximately $0.6 million in gross profit for the three-month period.  The balance of the percentage improvement is primarily the result of the significant changes in our brachytherapy seed business. Decreases in sales of brachytherapy seeds, particularly palladium seeds, aided the improvement in gross margin percentage as these products have a relatively low gross profit margin, approximately 30%, when purchased from other manufacturers. This shift in product mix towards higher margin products was a result of the decrease in brachytherapy seed sales as a result of decreased average selling prices, decreased procedural volumes and the interruption of supply of palladium seeds.   Gross profit margins for clinical and consumer healthcare products were unchanged at 49% of net sales for the three-month period ended September 30, 2003 when compared to the same period in the prior year.  The improvement from the prior year was primarily due to efficiencies of scale and improved manufacturing efficiencies at our manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative expenses increased to 36.3% of net sales, or $34 million for the quarter ended September 30, 2003, compared to 33.7% or $30 million for the comparable quarter in the prior year.  The increase as a percentage of net sales is the result of additional selling expenses in the Surgical Urology segment, primarily in our international operations related to our disposable urinary care products manufactured by Porges, which accounted for $.9 million of the increase, and the effect of currency rate variations, which had an unfavorable effect of $1.4 million.  In addition, general and administrative expenses increased primarily due to additional expenses of approximately $.6 million associated with our recently acquired subsidiaries, increased information technology support, and non-capitalizable expenses related to the implementation of our new J.D. Edwards information technology system, estimated to be $1.1 million.

Research and Development

Research and development expenses for the three-month period ended September 30, 2003 increased from 6.0% to 8.3% as a percent of net sales, and were $7.7 million compared to $5.4 million for the comparable period a year ago.  Approximately $1.9 million of the increase is attributed to the Aesthetic and General Surgery segment and is primarily due to increased activity in our breast implant studies as we prepare to file our gel implant PMA with the FDA.  The remaining increase of $.4 million is attributable to our ongoing development activities in our Surgical Urology segment and the development of automated manufacturing technologies.  In addition, we are committed to a variety of clinical and laboratory studies in connection with our gel-filled and saline-filled mammary implants and other products.  We expect the level of spending on research and development activities to continue at the current levels for the remainder of fiscal 2004.

Interest and Other Income and Expense

Interest expense decreased to $149,000 in the second quarter of fiscal 2004, compared to $236,000 in the same period of the prior year.  Interest expense includes interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of South Bay Medical and ProSurg, Inc. during fiscal 2001 and 2002, respectively. The decrease in interest expense is attributable to the lower rates of interest, lower levels of borrowings and decreased levels of imputed interest on acquisition liabilities.

Interest income decreased to $323,000 in the second quarter of fiscal 2004 from $672,000 in the same period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments and offset by higher levels of cash balances available for investment.

Other income (expense), net primarily includes gains or losses on sales of marketable securities, disposals of non-operating assets, and foreign currency gains or losses related to our foreign operations.  Other Income, net increased for three-month period ended September 30, 2003 to $249,000 compared to $158,000 in the comparable period in the prior year.  This increase was the result of the favorable impact of the Euro’s relative strength compared to the U.S. dollar offset by loss on the sale of marketable securities of $136,000.

Income Taxes

The effective rate of corporate income taxes for the three-months ended September 30, 2003 was 32.0% as compared to 26.4% for the comparable period in the prior year.  The increase in the effective tax rate from the comparable periods in the prior year represents a return to our historic effective tax rate as the prior year rates reflected refunds received in the second quarter of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income

Net income for the three-month period ended September 30, 2003 decreased 10% to $11.2 million from $12.5 million in the comparable period in the prior year. Diluted earnings per share decreased 11% to $0.23 for the three-month period compared to $0.26 for the comparable period last year.  Increased sales and lower cost of goods sold were offset by higher operating expenses, particularly research and development expenses, which resulted in a decrease in operating income.  Net income was further negatively impacted by a higher effective tax rate.

For the six-month periods ended September 30, 2003 compared to the six-month periods ended September 30, 2002.

Sales

Sales for the six months ended September 30, 2003 increased to $198.4 million from $187.3 million for the period in the prior year, an increase of 6%.   Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $9.5 million for the six-month period ended September 30, 2003.

Breast implant product sales increased to 7% to $92.6 million for the six-month period ended September 30, 2003 from $86.8 million for the comparable period in the prior year.   Approximately $2.1 million of the increase is attributable to the favorable impact of foreign exchange rate movements and the balance is primarily attributable to organic growth in units sales of our silicon gel implants and associated products used in reconstruction surgeries.  Body contouring products sales increased 17% to $7.1 million for the six-month period ended September 30, 2003 from $6.1 million for the comparable period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedural volumes as awareness and acceptance of this procedure increases. These increases were partially offset by a decrease in other product revenues of $0.5 million.

Surgical Urology sales levels for the six-month period ended September 30, 2003 were unchanged at $52.0 million in both years.  Increases in the sales of penile implants, pelvic floor products, disposable urinary care and other products sales, along with favorable impacts of foreign exchange of $4.6 million were partially offset by a $9.6 million decrease in brachytherapy product sales from the comparable six-month period in the prior year.  Penile implants product sales for the six-month period ended September 30, 2003 increased 6% to $12.0 million from $11.4 million compared to the same period in the prior year.  The growth is primarily attributable to increased acceptance of our Titan® coated inflatable penile implant which was introduced in the third quarter of fiscal 2003 and has effectively replaced most sales of our predecessor penile implant products.  Pelvic floor product revenue increased 35% to $6.1 million from $4.5 million compared to the same period in the prior year primarily due to increased unit volumes on continued momentum of several new product introductions made late in fiscal 2002 and favorable impact of foreign currency variations estimated to be $0.4 million.  Brachytherapy sales decreased to $7.1 million or 47% for the comparable six-month period of the prior year, as a result of interruption of our supply of palladium radioactive seeds after the expiration of our exclusive distribution agreement with NASI.  In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices.  Due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure sufficient new vendor supply to fulfill customer orders. These market factors and supply interruptions have resulted in lost sales of approximately $3 million per quarter, and which may continue through the remainder of fiscal 2004.  Sales of disposable urinary care and other products totaled $26.8 million in the three-month period ending September 30, 2003 compared to $22.8 million in the same period in the prior year.  The increase was primarily a result of the favorable impact of foreign exchange rate variations estimated to be $4.0 million.

Sales of clinical and consumer healthcare products increased 12% to $43.7 for the six-months period ended September 30, 2003 compared to the same period in the prior year. Sales of intermittent catheters increased 8% or $1.0 million.  Sales of the male external catheter decreased approximately $1 million or 9%.  Sales of other disposable homecare and ostomy products increased 24% to $21.1 million from $16.4 million in the comparable period of the prior year primarily the favorable impact of foreign exchange rate variations of $2.8 million.

Gross profit

Gross profit margin increased to 62.2% of net sales for the six months ended September 30, 2003 compared to 59.5% in the comparable period in fiscal 2003.  Gross profit margin for the aesthetic and general surgery products improved to 73% from 71% or $6 million when compared to the same period in the prior year, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility, partially offset by startup costs at our new manufacturing facility in the Netherlands.  Gross profit margin for surgical urology products for the six-month period ended September 30, 2003 improved to 52% from 46% of net sales when compared with the same period of the prior year.  Approximately 3% percentage points of the increase in gross margins percentage is attributable to the February 2003 acquisition of Mills Biopharmaceutical, Inc., to manufacture our own iodine brachytherapy seeds which added approximately $1.3 million in gross profit for the period.  The balance of the percentage improvement is primarily the result of the significant changes in our brachytherapy seed business. Decreases in sales of brachytherapy seeds, particularly palladium seeds, aided the improvement in gross margin percentage as these products have a relatively low gross profit margin, approximately 30%, when purchased from other manufacturers. This shift in product mix towards higher margin products was a result of the decrease in Brachytherapy seed sales as a result of decreased average selling prices, decreased procedural volumes and the interruption of supply of palladium seeds.   Gross profit margins for clinical and consumer healthcare products for the six-month period ended September 30, 2003, increased from 48% to 50% of net sales when compared to the same period in the prior year.  The improvement from the prior year was primarily due to improved manufacturing efficiencies and a shift in product mix for the period towards higher margin products.

Selling, General and Administrative

Selling, general and administrative expense increased to 35.1% of net sales, or $70 million for the six-month period ended September 30, 2003, compared to 33.1% or $62 million in the comparable period of the prior year. The increase is the result additional selling expenses in the Surgical Urology segment, primarily in our international operations related to our disposable urinary care products manufactured by Porges, which accounted for $2.1 million of the increase, international operations related to Porges products, and the effect of currency rates variations, totaling $3.5 million.  General and administrative expenses increased primarily due to additional expenses of approximately $1 million associated with our recently acquired subsidiaries.  In addition, non-capitalizable expenses related to the implementation of our new J.D. Edwards information technology system and support are estimated to be $2.4 million and were offset by approximately $1 million decrease in expenses at our corporate headquarters.

Research and Development

Research and development expenses for the six-month period ended September 30, 2003 increased from 5.7% to 7.7% as a percent of net sales, and were $ 15.3 million compared to $10.7 million for the comparable period a year ago.  Approximately $3.8 million of the increase is attributed to the Aesthetic and General Surgery segment and is due to increased activity in our breast implant studies as we prepare to file our gel implant PMA with the FDA.  The remaining increase of $.8 million is primarily attributable to our ongoing development activities in our Surgical Urology segment and the development of automated manufacturing technologies.  In addition, the Company is committed to a variety of clinical and laboratory studies in connection with its gel-filled and saline-filled mammary implants and other products.  We expect the level of spending on research and development activities to continue at the current levels for the remainder of fiscal 2004.

Interest and Other Income and Expense

Interest expense for the six-month period ended September 30, 2003 decreased to $310,000 from $537,000 in the comparable period in the prior year.  Interest expense includes interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of South Bay Medical and ProSurg, Inc. during fiscal 2001 and 2002, respectively. The decrease in interest expense is attributable to the lower rates of interest, lower levels of borrowings and decreased levels of imputed interest on acquisition liabilities.

Interest income decreased to $719,000 for the six-month period ended September 30, 2003 compared to $1,232,000 in the comparable period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments offset by higher levels of cash balances available for investment.

Other income (expense), net primarily includes gains or losses on sales of marketable securities, disposals of non-operating assets, and foreign currency gains or losses related to our foreign operations.  For the six-month period ended September 30, 2003, other income (expense), net decreased to $925,000 from $1,205,000 for the comparable period in the prior year. The prior year amount includes a one-time gain on the sale of an intangible asset of $500,000 in the first quarter and is the primary reason for the decrease from the prior year.

Income Taxes

The effective rate of corporate income taxes for the six-months ended September 30, 2003 was 31.7% as compared to 27.7% for the comparable period in the prior year.  The increase in the effective tax rate from the comparable periods in the prior year represents a return to our historic effective tax rate as the prior year rates reflected refunds received in the first and second quarters of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income

Net income for the six-month period ended September 30, 2003 decreased 7% to $27.3 million from $29.3 million in the comparable period in the prior year.  Diluted earnings per share decreased 7% to $0.56 for the six-month period compared to $0.60 for the comparable period last year.  Increased sales and lower cost of goods sold were offset by higher operating expenses, particularly research and development expenses, which resulted in a decrease in operating income.  Net income was further negatively impacted by a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $101 million at September 30, 2003, compared to $106 million at March 31, 2003.  Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds.  Our working capital was $173 million at September 30, 2003, compared to $168 million at March 31, 2003.  We generated $27 million of cash from operating activities during the six months ended September 30, 2003, compared to $39 million during the same period the previous year.  Decreased cash flow from operating activities was primarily the result of decreased net income and increased tax deposits for federal taxes due to the timing of income and extension payments.

We anticipate investing approximately $18 million in fiscal 2004 to upgrade production equipment and facilities for aesthetics production, complete brachytherapy seed production, purchase other production equipment and upgrade and replace our information technology systems with a new Enterprise Resource Planning System, (ERP) by JD Edwards.  During the six months ended September 30, 2003, we invested $9 million in property and equipment, primarily in production equipment at our aesthetics facility in the Netherlands, healthcare production automation in our Minneapolis facility, and in information technology systems.

We received cash from the exercise of employee stock options.  Employee stock option exercises provided $6.6 million during the six months ended September 30, 2003 compared to $3.2 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common shares relative to the exercise price of such options.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired, and are no longer outstanding. In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock and shares have been repurchased each year under this program including 1,421,000 shares for $22.3 million and 1,464,000 shares for $18.7 million in the years ended March 31, 2003 and 2002, respectively.  At March 31, 2003 1.8 million shares remained authorized for repurchase under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  Since April 1, 2003, 1,146,000 shares have been repurchased for $23.8 million and 2.9 shares remain authorized for repurchase.   The timing of repurchases is subject to market conditions, cash availability, and blackout period during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

In January 2001, we completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($11.6 million at September 30, 2003), and will continue to increase as imputed interest is recorded.   Approximately $5.9 million of the acquisition obligation liability is to be paid in shares of our common stock valued at fair market value on the date of issuance.

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

On August 25, 2003, we completed the acquisition of A-Life Ltd a subsidiary of Vitrolife AB which has developed a hyaluronic acid based dermal filler product.   The consideration totaled $7.5 million of which $7.4 million was paid in cash from existing cash balances and the remainder in the form of accrued liabilities.

On September 9, 2003 we entered into several transactions to acquire the exclusive marketing and distribution for products utilizing licensed technologies related to treatment of uterine disorders from AMI, LLC and a related supply agreement with ProSurg, Inc.  We paid $3 million in cash and issued 133,630 restricted shares of Mentor common stock valued at fair market value $3 million based on quoted prices.  The agreements commit Mentor to additional payments totaling $4.5 million upon the completion of certain developmental and regulatory milestones.

In October 2003, we acquired Informed Solutions, Inc. for total consideration of $3 million in cash, paid from available cash balances.  Informed Solutions provides practice management software and consulting to plastic surgeons. The agreements commit Mentor to additional payments totaling $1.7 million based upon future sales and earnings thresholds.

We have a secured line of credit for borrowings of up to $25 million ("$25M Credit Agreement"), which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at our discretion.  The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay to one-half of the net income of the preceding year and requires maintenance of certain levels of tangible net worth and debt service ratios.  We use the $25M Credit Agreement to guarantee three commercial letters of credit totaling $3.8 million.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at September 30, 2003, only $21.2 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation.  They total $6.1 million, of which $3.5 million was outstanding, and $2.6 million additional borrowings were available at September 30, 2003.

In fiscal 2002, a line of credit of $7.0 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The line was subsequently converted to an operating line of credit.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At September 30, 2003, $5.2 million was outstanding and $1.8 million was available under this line of credit.

At September 30, 2003, the total of our short-term borrowings under all lines of credit was $8.7 million and the weighted-average interest rate was 4.28%.  The total amount of additional borrowings available to the Company under all lines of credit was $25.7 million as of September 30, 2003.

For each of the first and second quarters of fiscal 2003, we paid a quarterly cash dividend of $.03 per share.  In December 2002, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend and increased the quarterly dividend on a post-split basis from $.015 per share to $.02 per share.  In July 2003, the Board of Directors declared another increase in the quarterly dividend rate from $.02 per share to $.15 per share in an aggregate amount of $7.0 million.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.

The following table summarizes contractual cash and other commercial commitments at September 30, 2003:

(in thousands) Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$ 43,300	$ 4,824	$14,261	$ 9,031	$15,184
Total Contractual Cash Obligations	$ 43,300	$ 4,824	$14,261	$ 9,031	$15,184

Commercial Commitments
Lines of credit	$ 8,661	$ 8,661	$ -	$ -	$ -
Other commercial commitments	20,236	7,344	9,542	1,370	1,980
Total Commercial Commitments	$28,897	$16,005	$ 9,542	$ 1,370	$ 1,980

In addition, we have, at any one time, purchase orders in the ordinary course of business for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

Our principal source of liquidity at September 30, 2003 consisted of $101 million in cash, cash equivalents and short-term marketable securities, plus $26 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other business, products or technologies.  We believe additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not have an immediate need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product development, improvement programs and required clinical studies to maintain and improve our competitive position.  Any significant delays in the above or termination of our clinical trials would materially and adversely affect our development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, to develop or acquire new products or technologies that will timely achieve regulatory approval or receive market acceptance.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others.  In October 2003, our major competitor in our Aesthetic and general surgery segment, Inamed Corporation, presented its application to market silicon gel-filled breast implants to the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration.  The Panel voted their recommendation that the FDA should approve, with conditions, Inamed’s gel-filled breast implants for all indications – breast augmentation, reconstruction and revision. The FDA has not yet acted on the Inamed’s application. We intend to complete our application to the FDA for the pre-market approval for our silicon gel-filled implants for breast augmentation, reconstruction and revision in December 2003.  Any delay in the completion of our application, or its review or approval by the FDA, or the denial of our application would have a material adverse affect on our commercialization timelines, competitive position and ultimately our revenue and operating results. If our competitor gains FDA approval to market its competitive products before we do, our competitive position may suffer.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

IF WE SUFFER NEGATIVE PUBLICITY CONCERNING THE SAFETY OF OUR PRODUCTS, OUR SALES MAY BE HARMED AND WE MAY BE FORCED TO WITHDRAW PRODUCTS.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast and other implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity – whether accurate or inaccurate –concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

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

On February 1, 2003, following the expiration of our sole source brachytherapy seed supply agreement with North American Scientific, Inc. (NASI) supplying us with iodine and palladium seeds, we completed the acquisition of Mills Biopharmaceuticals Inc. (Mills), a manufacturer of iodine brachytherapy seeds.  We have since begun to supply our customers with iodine seeds manufactured by Mills.  With regard to our palladium seed supply, on January 8, 2003 we announced that we had reached a nonexclusive one-year agreement to distribute BestTM Palladium-103 brachytherapy seeds.  The agreement with Best expires on January 8, 2004.  We believe the agreement will be renewed or extended, however, if we are unable to renew or extend the agreement, on terms acceptable to us there may be an interruption in our supply of palladium brachytherapy seeds.  We are also seeking other sources for similar radioactive seeds.  There is no assurance that such seeds can be manufactured or obtained on terms satisfactory to us, without interruption or regulatory delay, or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

On November 4, 2002, we announced we had reached an agreement to purchase Mills Biopharmaceuticals Inc. (Mills), a manufacturer of iodine brachytherapy seeds.  The purchase was completed February 1, 2003 following the expiration of our brachytherapy seed supply agreement with North American Scientific, Inc (NASI) to supply us with iodine and palladium seeds.   We have begun to supply customers with iodine seeds manufactured by Mills.  In addition, on January 8, 2003, we announced that we had reached a nonexclusive one-year agreement to distribute Best ™ Palladium-103 brachytherapy seeds.  The agreement with Best expires on January 8, 2004.  We believe the agreement will be renewed or extended, however, if we are unable to renew or extend the agreement, on terms acceptable to us there may be an interruption in our supply of palladium brachytherapy seeds.  We are also seeking other sources for similar radioactive seeds.  There is no assurance that such seeds can be manufactured or obtained on terms satisfactory to us, without interruption or regulatory delay, or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.

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

HEALTHCARE REIMBURSEMENT OR REFORM LEGISLATION COULD MATERIALLY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that imposes limits on the amount of reimbursement for certain types of medical procedures or products, the number or type of medical procedures that may be performed, or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products.  Our revenues depend largely on U.S. and foreign government health care programs and private health insurers reimbursing patients’ medical expenses.  Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products.  In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs.  These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations.  In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control.  In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

LITIGATION MAY HARM OUR BUSINESS OR OTHERWISE DISTRACT OUR MANAGEMENT.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, distributors, stockholders, or competitors could be very costly and substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

          None

Item 2.         Changes in Securities and Use of Proceeds

On September 9, 2003, Mentor Corporation issued 133,630 unregistered Common Shares to the shareholders of AMI, LLC under rule 506 of the Securities Act of 1933, as amended, in exchange for all the shares of AMI, LLC, which owned certain patent and technology rights related to the treatment of uterine disorders.  The shares were valued at $3.0 million based upon average quoted market prices.  The shareholders represented to us their intention to hold the securities for investment only and not with a view to a sale or any distribution thereof.  The shareholders also represented to us that they were sophisticated and able to protect their interest in investing in the securities.  There were no commissions or underwriters discount paid in connection with the shares.  Appropriate legends were affixed to the stock certificate that was issued.

Item 3.         Defaults Upon Senior Securities

                    Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

At the Company's 2003 Annual Meeting of Shareholders held on September 10, 2003, the following proposals were presented:

(1)  A proposal to fix the number of directors at seven and to elect a Board of Directors of the Company to serve until the next annual meeting, or until their successors are elected, approved as follows:

Name of Director	Votes For	Votes Withheld
Christopher J. Conway	43,618,200	766,761
Walter W. Faster	41,497,023	2,887,938
Eugene G. Glover	43,689,200	695,761
Michael Nakonechny	40,285,183	4,099,778
Ronald J. Rossi	41,495,983	2,888,978
Jeffrey W. Ubben	43,507,440	877,521
Dr. Richard W. Young	40,352,395	4,032,566

(2) A proposal to approve amendments to the Company’s Bylaws to provide that the number of directors be established by resolution of the Board of Directors was rejected.  The proposal received 15,934,812 votes for, and 23,164,550 votes against. There were 88,823 abstentions and broker non-votes.

(3) A proposal to ratify the appointment of Ernst & Young LLP to act as independent auditors of the Company for the fiscal year ending March 31, 2004 was approved.  The proposal received 38,544,269 votes for, and 593,330 against ratification.  There were 59,590 abstentions and broker non-votes.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2003.

1.  On July 30, 2003, a Current Report was filed with the SEC which furnished, under Item 12, a press release issued by Mentor in connection with the fiscal 2004 first quarter results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	November 13, 2003	By:	/S/CHRISTOPHER J. CONWAY Christopher J. Conway President and Chief Executive Officer

Date:	November 13, 2003	By:	/S/ADEL MICHAEL Adel Michael Executive Vice President Chief Financial Officer