Form 10-Q
period 2003-12-31
MENTOR CORP /MN/
filed 2004-02-13
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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
                                                                        incorporationn or organization)

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

As of February 12, 2004, there were approximately 43,778,157 Common Shares, par value $.10 outstanding.

MENTOR CORPORATION
INDEX

Part I. Financial Information
Item 1.	Consolidated Financial Statements (unaudited)
Consolidated Balance Sheets - December 31, 2003 and March 31, 2003
Consolidated Statements of Income - Three Months Ended December 31, 2003 and 2002
Consolidated Statements of Income – Nine Months Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows - Nine Months Ended December 31, 2003 and 2002
Notes to Condensed Consolidated Financial Statements - December 31, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits (b) Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 173,310	$ 105,840
Marketable securities	227	184
Accounts receivable, net	80,620	79,784
Inventories	71,987	61,269
Deferred income taxes	16,253	15,253
Prepaid expenses and other	16,407	10,858
Total current assets	358,804	273,188

Property and equipment, net	79,178	68,671
Intangible assets, net	54,158	35,570
Goodwill, net	20,973	16,520
Long-term marketable securities and investments	9,376	3,741
Other assets	538	398
	$ 523,027	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2003	March 31, 2003
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 25,654	$ 26,759
Warranty and related reserves	22,535	19,989
Accrued compensation	16,297	18,753
Short-term bank borrowings	10,337	8,176
Sales returns	11,107	10,455
Income taxes payable	661	453
Current portion of purchase price related to acquired technologies and acquisitions	5,565	5,698
Dividends payable	6,590	925
Accrued royalties	710	770
Other	14,585	13,214
Total current liabilities	114,041	105,192
Deferred income taxes	2,201	2,216
Long-term accrued liabilities	15,058	13,970
Convertible subordinated notes	150,000	-

Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding--
43,930,800 shares at December 31, 2003;
46,237,324 shares at March 31, 2003;	4,393	4,624
Capital in excess of par value	-	-
Foreign currency translation adjustments	20,745	6,511
Net unrealized (losses) on securities	(10)	(112)
Retained earnings	216,599	265,687
	241,727	276,710
	$ 523,027	$ 398,088
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended December 31, 2003 and 2002 (Unaudited)
	Three Months Ended December 31,
(in thousands, except per share data)	2003	2002

Net sales	$ 106,502	$ 94,039
Cost of sales	40,461	38,167
Gross profit	66,041	55,872

Selling, general, and administrative expense	40,627	32,194
Research and development expense	7,216	5,799
	47,843	37,993

Operating income	18,198	17,879
Interest expense	(371)	(245)
Interest income	394	599
Other income, net	182	526
Income before income taxes	18,403	18,759
Income taxes	5,863	5,777
Net income	$ 12,540	$ 12,982

Basic earnings per share	$ 0.27	$ 0.28
Diluted earnings per share	$ 0.26	$ 0.27
Dividends per share	$ 0.15	$ 0.02

Weighted average shares outstanding
Basic	45,769	46,380
Diluted	47,916	48,453

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Nine Months Ended December 31, 2003 and 2002 (Unaudited)
	Nine Months Ended December 31,
(in thousands, except per share data)	2003	2002

Net sales	$ 304,871	$ 281,302
Cost of sales	115,395	114,081
Gross profit	189,476	167,221

Selling, general, and administrative expense	110,205	94,236
Research and development expense	22,470	16,538
	132,675	110,774

Operating income	56,801	56,447
Interest expense	(681)	(782)
Interest income	1,113	1,831
Other income, net	1,107	1,731
Income before income taxes	58,340	59,227
Income taxes	18,529	16,990
Net income	$ 39,811	$ 42,237

Basic earnings per share	$ 0.86	$ 0.90
Diluted earnings per share	$ 0.82	$ 0.87
Dividends per share	$ 0.32	$ 0.05

Weighted average shares outstanding
Basic	46,239	46,685
Diluted	48,291	48,697

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Nine Months Ended December 31, 2003 and 2002 (Unaudited)
(in thousands)	2003	2002
Cash From Operating Activities:
Net income	$ 39,811	$ 42,237
Adjustments to derive cash flows from operating activities:
Depreciation	9,770	8,884
Amortization	2,522	2,915
Deferred income taxes	(1,452)	(2,481)
Tax benefit from exercise of stock options	2,895	2,567
Loss (gain) on sale of assets	20	(413)
Imputed interest on long-term liabilities	194	457
Loss (gain) on sale long-term marketable securities	136	(403)

Changes in operating assets and liabilities:
Accounts receivable	3,441	2,275
Inventories	(6,845)	(5,933)
Prepaid income taxes and other current assets	(3,725)	2,658
Accounts payable and accrued liabilities	1,588	6,489
Income taxes payable	171	(4,006)
Foreign currency transaction (gain)	(1,325)	(247)
Net cash provided by operating activities	$ 47,201	$ 54,999
Cash From Investing Activities:
Purchases of property and equipment	(14,200)	(11,960)
Purchases of intangibles	(3,890)	(808)
Purchases of marketable securities	(28,331)	(3,215)
Sales of marketable securities	21,634	6,277
Acquisitions, net of cash acquired	(13,391)	(10,603)
Proceeds from sale of property, equipment and intangibles	-	500
Net cash (used) for investing activities	(38,178)	(19,809)
Cash From Financing Activities:
Issuance of convertible notes, net issuance costs	115,540	-
Sale of warrants	11,891	-
Repurchase of common stock	(68,895)	(19,997)
Proceeds from exercise of stock options	6,896	6,358
Dividends paid	(8,855)	(2,110)
Borrowings (repayments) under line of credit agreements, net	804	(3,316)
Net cash (used) provided by financing activities	57,381	(19,065)
Effect of currency exchange rates on cash and cash equivalents	1,066	1,217
Increase in cash and cash equivalents	67,470	17,342
Cash and cash equivalents at beginning of year	105,840	60,398
Cash and cash equivalents at end of period	$ 173,310	$ 77,740

Supplemental non-cash investing activity
Issuance of common stock in acquisition of intangible assets	$ 3,000	$ -

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

 Note A - Business Activity

Mentor Corporation (the "Company") was incorporated in April 1969.  The Company develops, manufactures and markets a broad range of products for the medical specialties in three reportable segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  The Company's products are sold by our multiple sales forces directly to hospitals, clinics and physicians, and through various healthcare dealers, wholesalers, distributors and retail outlets.  The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment and disposables.  The surgical urology segment includes penile implants, surgical incontinence products, and brachytherapy seeds for the treatment of prostate cancer and associated supplies and delivery systems.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

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

Basis of Presentation

The financial information for the three and nine-month periods ended December 31, 2003 and 2002 is unaudited but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.   A discussion of the Company’s significant accounting policies is described in the “Application of Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Stock Split, Changes in Authorized Shares and Move to NYSE

On December 13, 2002, the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on or about January 17, 2003 to shareholders of record as of December 31, 2002.  All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock, have been retroactively restated to reflect the increased number of common shares outstanding.

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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  This rule amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, to provide more consistent reporting of contracts as either derivatives or hybrid instruments.  The adoption of SFAS No. 149 did not have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities ("VIE").  FIN 46 defines a variable interest entity as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or that has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46, effective for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003, requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities.  FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiaries.  The adoption of this interpretation did not have any impact on the Company’s consolidated financial position or results of operations.

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

The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three-month and nine- month periods ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of December 31, 2003 and March 31, 2003.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.  The Company has an investment in Paradigm Medical Industries, Inc.  Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003.  In the quarter ended March 31, 2003, the Company determined the decrease in market prices were more than temporary and recorded a one-time impairment charge of $1,857,000 pre-tax in other income, net.  The remaining investment in Paradigm is recorded at $122,000 at December 31, 2003.

Available-for-sale investments at December 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 17,243	$ -	$ -	$ 17,243
Money market mutual funds	156,067			156,067
Marketable equity securities	114	8		122
U.S., State and Municipal agency obligations	9,227		(24)	9,203
Corporate debt securities	278			278
Total available-for-sale investments	$ 182,929	$ 8	$ (24)	$182,913

Included in cash and cash equivalents	$ 173,310	$ -	$ -	$173,310
Included in current marketable securities	227			227
Included in long-term marketable securities and investments	9,392	8	(24)	9,376
Total available-for-sale investments	$ 182,929	$ 8	$ (24)	$182,913

Available-for-sale investments at March 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 16,733	$ -	$ -	$ 16,733
Bank time deposits	-	-	-	-
Money market mutual funds	89,107	-	-	89,107
Marketable equity securities	3,493	7	(2,040)	1,460
U.S., State and Municipal agency obligations	2,184	3	-	2,187
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

Included in cash and cash equivalents	$ 105,840	$ -	$ -	$ 105,840
Included in current marketable securities	184	-	-	184
Included in long-term marketable securities and investments	5,771	10	(2,040)	3,741
Total available-for-sale investments	$ 111,795	$ 10	$ (2,040)	$ 109,765

 Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at December 31, 2003 and March 31, 2003 consisted of:

(in thousands)	December 31,	March 31,
Raw materials	$ 12,373	$ 12,175
Work in process	10,178	10,894
Finished goods	49,436	38,200
	$ 71,987	$ 61,269

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

Property and equipment at December 31, 2003 and March 31, 2003 consisted of:

(in thousands)	December 31,	March 31,
Land	$ 568	$ 538
Buildings	24,183	24,595
Leasehold improvements	23,978	23,551
Furniture, fixtures and equipment	96,012	79,032
Construction in progress	10,617	6,620
	155,358	134,336
Less accumulated depreciation	(76,180)	(65,665)
	$ 79,178	$ 68,671

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

Information on changes in the Company’s accrued warranties and related reserves are as follows:

	Nine Months Ended December 31,
(in thousands)	2003	2002
Beginning warranty and related reserves	$19,989	$16,252
Costs of warranty claims	(2,876)	(2,997)
Accruals for product warranties	5,422	5,646
Ending warranty and related reserves	$22,535	$18,901

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Net income	$12,540	$12,982	$39,811	$42,237
Foreign currency translation adjustment	8,381	4,446	14,239	11,039
Unrealized gains (losses) on marketable securities and investment activities, net	(44)	(60)	102	(1,757)
Comprehensive income	$20,877	$17,368	$54,152	$51,519

Note I - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (2000 Plan) and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value as of the date of grant.  Options to purchase 1,073,135 shares of common stock at $21.00 per share were granted during the quarter ended June 30, 2003.  No grants were made in the quarter ended September 30, 2003.  Options to purchase 150,000 shares of common stock at $21.70 per share were granted during the quarter ended December 31, 2003.

Stock option exercise prices are set at the fair market value of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 "Accounting for Stock-Based Compensation", requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  The estimated fair value of the options is amortized ratably over the option's vesting period.  As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation.  The Company's pro forma information is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands except per share data)	2003	2002	2003	2002
Net income: as reported (1)	$ 12,540	$12,982	$39,811	$42,237
Deduct: compensation expense fair value method	(2,179)	(1,602)	(5,795)	(4,806)
Net income: pro forma	$ 10,361	$11,380	$34,016	$37,431

Basic earnings per share: as reported	$ .27	$ .28	$ .86	$ .90
Basic earnings per share: pro forma	$ .23	$ .25	$ .74	$ .80

Diluted earnings per share: as reported	$ .26	$ .27	$ .82	$ .87
Diluted earnings per share: pro forma	$ .22	$ .23	$ .72	$ .77
(1) Net income as reported includes no compensation expense associated with stock grants.

Note J - Income Taxes

The effective rate of corporate income taxes was 31.8% and 28.7% for the nine-month periods ended December 31, 2003 and 2002, respectively.  The effective tax rate for the nine-month period ended December 2002 reflects refunds received in the first, second and third quarters of fiscal 2003 related to the amendment of tax returns for the Company's foreign sales corporation.

Note K - Earnings per Share

Basic Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company’s common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the number of shares outstanding is increased by potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of shares issuable under the terms of employee stock options, warrants, and the 2¾% convertible subordinated notes.  A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Weighted average outstanding shares: basic	45,769	46,380	46,239	46,685
Shares issuable upon conversion of 2¾% of convertible subordinated notes	-	-	-	-
Shares issuable upon exercise of stock options	2,147	2,073	2,052	2,012
Shares issuable upon exercise of warrants	-	-	-	-
Weighted average outstanding shares: diluted	47,916	48,453	48,291	48,697

Shares issuable through stock options are determined using the treasury stock method.  Certain potential shares issuable under the terms of employee stock options and upon the conversion of the 2¾% convertible subordinated notes were excluded from the computation of diluted earnings per share since their exercise or conversion prices were greater than the market prices of the common shares during or at the end of the period, and accordingly, their effect would have been anti-dilutive.  Additionally, during the quarter ended December 31, 2003, the price of the Company’s stock did not exceed the specific strike prices of the convertible bond hedge or the warrants that the Company entered into to reduce the potential dilution from any conversion of the notes.  Both the bond hedge and the warrants transaction may be settled at the Company’s option, either in cash or shares, and expire on January 1, 2009.

Note L - Share Repurchase Program

The Company has a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  Each year shares have been repurchased including 1.4 million shares for $22.3 million and 1.5 million shares for $18.7 million in the years ended March 31, 2003 and 2002, respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5 million shares from 2.5 million to 7.5 million shares.  Since April 1, 2003, 3.4 million shares have been repurchased for $75.1 million and 5.6 million shares remain authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

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

Mills Biopharmaceuticals, Inc.

On February 1, 2003, the Company completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The acquisition was valued at $4,063,000, net of cash acquired, and was paid from existing cash balances.  The purchase price was preliminarily allocated to accounts receivable of $626,000, inventory of $322,000, other assets of $36,000, production equipment of $830,000, long-term investments, preliminarily valued at $1,100,000, and goodwill and other intangibles with indefinite lives of $1,410,000, net of accrued liabilities of $261,000.

A-Life Ltd

On August 25, 2003, the Company completed the acquisition of A-Life Ltd, which has developed a hyaluronic acid based dermal filler product, from Vitrolife, AB.  The acquisition was valued at $7.5 million, net of cash acquired, and was paid from existing cash balances.  The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The purchase price was preliminarily allocated to accounts receivable of $36,000, other assets of $349,000, production equipment of $393,000 and intangible assets of $6,821,000, net of accrued liabilities of $123,000.

Note N – Goodwill & Intangible Assets

The aggregate amortization expense on intangible assets recorded for the nine months ended December 31, 2003 was $2,522,000.  The following table summarizes the estimated aggregate amortization expense for each of the five succeeding years:

Year Ended	Estimated Amortization Expense (in thousands)
March 31, 2004	$3,655
March 31, 2005	$3,950
March 31, 2006	$3,841
March 31, 2007	$3,666
March 31, 2008	$3,652

The changes in the carrying amount of goodwill at December 31, 2003 and for the year ended March 31, 2003 and 2002 are as follows:

(in thousands)	Aesthetic and General Surgery	Surgical Urology	Clinical and Consumer Healthcare	Total
Balance at March 31, 2001	$ 692	$ 2,948	$ 3,055	$ 6,695

Goodwill acquired during year	3,760	--	--	3,760
Goodwill amortization	(442)	(35)	(103)	(580)

Balance at March 31, 2002	4,010	2,913	2,952	9,875

Goodwill acquired during year	--	1,410	5,235	6,645

Balance at March 31, 2003	4,010	4,323	8,187	16,520

Translation and other	--	417	1,060	1,477
Goodwill acquired	2,976	--	--	2,976

Balance at December 31, 2003	$ 6,986	$ 4,740	$ 9,247	$ 20,973

Note O - Long-term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2¾% per annum and are convertible into shares of the Company’s common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.

Holders of the notes may convert their notes only if any of the following conditions is satisfied:

  during any fiscal quarter prior to January 1, 2019, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such trading day;

  any business day on or after January 1, 2019, if the closing price of the Company’s common stock on the immediately preceding trading day is more than 120% of the conversion price per share of the Company’s common stock on such trading day;

  during the five business day period after any five consecutive trading day period if the average of the trading prices of the notes for such five consecutive trading day period is less than 98% of the average of the conversion values of the notes during such period, subject to certain limitations;

  if the Company has called the notes for redemption; or

  if the Company makes certain significant distributions to holders of its common stock or the Company enters into specified corporate transactions.

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible bond hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the bond hedge and the warrants transaction may be settled at the Company’s option either in cash or shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes.  The warrants have been included in stockholder’s equity in accordance with the guidance in Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s own Stock.”

Note P - Business Segment Information

The Company's operations are principally managed and reported on a product basis.  There are three reportable segments:  aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that certain corporate operating expenses and certain other expenses such as interest are not allocated to the segments.

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

Selected financial information for the Company's reportable segments for the three-month and nine-month periods ended December 31, 2003 and 2002, and as of December 31, 2003 and March 31, 2003, is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Net Sales
Aesthetic and General Surgery	$ 54,821	$ 44,105	$ 157,523	$ 140,533
Surgical Urology	26,521	27,302	78,513	79,290
Clinical and Consumer Healthcare	25,160	22,632	68,835	61,479
Total consolidated revenues	$ 106,502	$ 94,039	$ 304,871	$ 281,302

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Operating profit
Aesthetic and General Surgery	$ 18,531	$ 14,779	$ 54,308	$ 49,133
Surgical Urology	(1,277)	2,076	(489)	5,170
Clinical and Consumer Healthcare	3,486	3,821	9,920	10,280
Total reportable segments	$ 20,740	$ 20,676	$ 63,739	$ 64,583

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Operating income
Reportable segments	$ 20,740	$ 20,676	$ 63,739	$ 64,583
Corporate operating expenses	(2,542)	(2,797)	(6,938)	(8,136)
Interest expense	(371)	(245)	(681)	(782)
Interest income	394	599	1,113	1,831
Other income	182	526	1,107	1,731
Income before income taxes	$ 18,403	$ 18,759	$ 58,340	$ 59,227

	As of
(in thousands)	December 31, 2003	March 31, 2003
Identifiable assets
Aesthetic and General Surgery	$ 117,797	$102,570
Surgical Urology	114,115	105,415
Clinical and Consumer Healthcare	72,950	62,155
Total reportable segments	$ 304,862	$270,140

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

All statements included in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

  our anticipated growth strategies;

  our intention to introduce or seek regulatory approval for new products;

  our ability to continue to meet FDA and other regulatory requirements;

  our anticipated outcomes of litigation and regulatory reviews;

  our ability to replace pending and possible future sources of supply without disruption or regulatory delay;

  our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets;

  our ability to consummate acquisitions and integrate their operations successfully; and

  the need for additional capital.

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

Recent Developments

On December 13, 2002 the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend distributed on or about January 17, 2003 to shareholders of record as of December 31, 2002.  All references in this report to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common shares outstanding.

On October 29, 2003, we completed the acquisition of Inform Solutions Inc., based in San Diego California.  Inform Solutions is a leading provider of comprehensive integrated practice management software and revenue enhancement services to the plastic surgery industry.  We paid cash and committed to several milestone payments over the following three years based upon sales and earnings.  We expect that the software and consulting revenues generated by Inform Solutions will not be substantial.  We do, however, anticipate that the software and services Inform Solutions offers will assist our plastic surgery customers to grow the cosmetic breast surgery portion of their patient mix, which would in turn result in growth of our aesthetic product sales.

On December 10, 2003 we completed a licensing agreement with the Wisconsin Alumni Research Foundation (“WARF”) which gives us the exclusive manufacturing and marketing rights to the proprietary botulinum toxin technology developed at the University of Wisconsin-Madison.  In exchange, we paid cash and committed to royalty payment based upon future sales and milestone payments based upon developmental milestones.  We do not expect any revenues from products utilizing this technology in fiscal year 2004 or fiscal year 2005, as the products will require additional research, clinical studies and regulatory approvals before they can be marketed.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.

RESULTS OF OPERATIONS

For the three-month period ended December 31, 2003 compared to the three-month period ended December 31, 2002

Sales

Sales for the three-month period ended December 31, 2003 increased to $106.5 million from $94.0 million in the comparable period in the previous year, an increase of 13%.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $5.6 million for the three-month period.

Sales of aesthetic and general surgery products increased 24% to $54.8 million for the three months ended December 31, 2003 from $44.1 million in the same period in the prior year.  Total sales of breast implant products increased 23% to $49.0 million for the quarter from $39.7 million in the same period of the prior year.   Approximately $1.5 million of this increase is attributable to the favorable impact of foreign exchange rate movements and the balance is primarily attributable to organic growth in units sales of our silicone gel implants and associated products used in reconstruction surgeries.  Sales of body contouring products increased 36% to $4.1 million for the quarter from $3.0 million during the same period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedural volumes, as awareness and acceptance of this procedure increases.  In addition, other product revenues increased by $0.3 million, primarily related to the revenues from our acquisition of Inform Solutions, Inc. early in the quarter.

Sales of surgical urology products decreased 3% to $26.5 million for the quarter ended December 31, 2003 from $27.3 million in the prior year.  The $0.8 million decrease in segment revenue is the result of a $2.8 million decrease in brachytherapy products sales, partially offset by a $2.3 million favorable impact of foreign exchange rate variations.  In addition, penile implant sales decreased 8% to $5.9 million from $6.4 million in the comparable period of the prior year primarily due to lower unit sales as a result of the recent introduction of several new oral treatments for impotence.  Women’s Health (pelvic floor) product revenue increased 55% to $3.9 million from $2.5 million in the comparable period in the prior year primarily due to increased unit volumes on continued momentum of several new product introductions made late in fiscal 2002 and the August 2003 introduction of our ObTape™ sling product for pelvic floor reconstruction for female urinary incontinence to the U.S. market.  The ObTape sling utilizes a simpler and less invasive surgical technique.  Brachytherapy products sales decreased 44% from the comparable three-month period of the prior year, primarily as a result of interruption of our supply of palladium radioactive seeds after the January 2003 expiration of our exclusive distribution agreement with NASI.  In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices of our brachytherapy products.  Due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure sufficient new vendor supply of brachytherapy seeds to fulfill customer orders.  These market factors and supply interruptions have resulted in lost sales of approximately $3 million per quarter, and may continue through the remainder of fiscal 2004.  Sales of disposable urinary care and other products totaled $13.1 million in the three-month period ending December 31, 2003 compared to $11.9 million in the same period in the prior year.  A decrease in unit sales was offset by the favorable impact of foreign exchange rate variations estimated to be $2.3 million, resulting in the overall increase.

Sales of clinical and consumer healthcare products increased 11% to $25.2 million for the quarter ended December 31, 2003, from $22.6 million in the same period of the prior year.  Sales of intermittent catheters increased 13%, or $1.0 million, and were partially offset by a decrease of 11%, or $0.6 million, in sales of male external catheters as compared to the same period of the prior year.  Sales of other disposable homecare and ostomy products increased 22% to $11.8 million from $9.6 million in the comparable period of the prior year primarily due to the favorable impact of foreign exchange rate variations of $1.7 million.

	Sales by Principal Product Line
	For the Three Months Ended December 31,			For the Nine Months Ended December 31,
(in thousands)	2003	2002	Percent Change	2003	2002	Percent Change
Aesthetic & General Surgery Products	$54,821	$44,105	24%	$157,523	$140,533	12%
Surgical Urology Products	26,521	27,302	(3%)	78,513	79,290	(1%)
Clinical & Consumer Healthcare Products	25,160	22,632	11%	68,835	61,479	12%
	$106,502	$94,039	13%	$304,871	$281,302	8%

Gross profit

Gross profit margin increased to 62.0% of net sales for the quarter ended December 31, 2003, compared to 59.4% for the comparable period in fiscal 2003.  Gross profit for the aesthetic and general surgery products were 71% of net sales, or $39 million, for the quarter ending December 31, 2003, unchanged from the comparable period in the prior year.  Gross profit margin for surgical urology products improved to 54% of net sales, for the quarter ended December 31, 2003, compared to the 49% of net sales during the same period in the prior year.  Approximately three percentage points of the increase in gross margin percentage was attributable to the February 2003 acquisition of Mills Biopharmaceuticals, Inc., to manufacture our own iodine brachytherapy seeds, which added approximately $0.7 million in gross profit for the quarter.  The balance of the improvement was primarily the result of the significant changes in our brachytherapy seed business.  Decreases in sales of brachytherapy seeds, particularly palladium seeds, aided the improvement in gross margin percentage as these products have a relatively low gross profit margin, approximately 30%, when purchased from other manufacturers.  This shift in product mix towards higher margin products was a result of the decrease in brachytherapy seed sales as a result of decreased average selling prices, decreased procedural volumes and the interruption of supply of palladium seeds.  Gross profit margins for clinical and consumer healthcare products improved to 52% of net sales for the quarter ended December 31, 2003, compared to 47% during the same period in the prior year.  The improvement from the prior year was primarily due to efficiencies of scale and improved manufacturing efficiencies at our manufacturing facilities, and the benefit of foreign currency variations.

Selling, General and Administrative

Selling, general and administrative expenses increased to 38.1% of net sales, or $41 million, for the quarter ended December 31, 2003, compared to 34.2%, or $32 million, for the comparable quarter in the prior year.  The increase as a percentage of net sales is the result of additional selling expenses in the surgical urology segment, primarily in our international operations related to our disposable urinary care products manufactured by Porges, which accounted for $2.9 million of the increase, and the effect of currency rate variations, which had an unfavorable effect of $2.3 million.  In addition, general and administrative expenses increased primarily due to additional expenses of approximately $0.6 million associated with our recently acquired subsidiaries, increased information technology support, and non-capitalizable expenses related to the implementation of our new information technology system, estimated to be $0.2 million.

Research and Development

Research and development expenses for the three-month period ended December 31, 2003 increased from 6.2% to 6.8% as a percentage of net sales, and were $7.2 million compared to $5.8 million for the comparable period a year ago.  Approximately $0.7 million of the increase was attributed to the aesthetic and general surgery segment and was primarily due to increased activity in our breast implant studies to support our gel implant PMA.  The gel implant PMA was filed with the FDA in December 2003 and the FDA has informed us that our application for silicone gel-filled breast implants “is sufficiently complete to permit a substantive review and is, therefore, suitable for filing.”   Approximately $0.5 million of the increase is associated with our recently acquired subsidiaries, Mills Biopharmaceuticals, Inc., and A-Life. The remaining increase of $0.2 million is attributable to our ongoing development activities in our surgical urology segment and the development of automated manufacturing technologies.  In addition, we are committed to a variety of clinical and laboratory studies in connection with our gel-filled and saline-filled mammary implants and other products.  We expect to begin new clinical and laboratory studies in the near future for our newly licensed botulinum toxin, and our recently acquired hyaluronic acid products for facial applications.  We expect the level of spending on research and development activities to continue at the current levels for the remainder of fiscal 2004.

Interest and Other Income and Expense

Interest expense increased to $371,000 in the third quarter of fiscal 2004, compared to $245,000 in the same period of the prior year.  Interest expense includes interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of South Bay Medical and PROSURG Inc. during fiscal 2001 and 2002, respectively.  In late December 2003, we issued 2¾% convertible subordinated notes totaling $150 million.  Interest expense for the quarter includes a partial month of accrued interest payable and amortization of bond issue costs.  The increase in interest expense is attributable to the interest on these notes, partially offset by lower rates of interest, lower levels of borrowings on our operating lines and decreased levels of imputed interest on acquisition liabilities.

Interest income decreased to $394,000 in the third quarter of fiscal 2004, from $599,000 in the same period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments, partially offset by higher levels of cash balances available for investment.  The proceeds from the convertible subordinated notes were available for investment for only a portion of December and did not impact interest income significantly.

Other income (expense), net primarily includes gains or losses on sales of marketable securities, disposals of non-operating assets, and foreign currency gains or losses related to our foreign operations.  Other income, net decreased for quarter ended December 31, 2003 to $182,000 compared to $526,000 in the comparable period in the prior year.  This decrease was the result of the favorable impact of the Euro’s relative strength compared to the U.S. dollar offset by a decrease in realized and unrealized gains and losses in our portfolio of marketable securities.

Income Taxes

Our effective rate of corporate income taxes for the quarter ended December 31, 2003 was 31.8% as compared to 30.8% for the comparable period in the prior year.  The increase in the effective tax rate represents a return to our historic effective tax rate as the prior year’s rates reflected refunds received in the third quarter of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income

Net income for the quarter ended December 31, 2003 decreased 3% to $12.5 million from $13.0 million in the comparable period in the prior year.  Diluted earnings per share decreased 4% to $0.26 for the three-month period compared to $0.27 for the comparable period last year.  Increased sales and lower cost of goods sold were offset by higher operating expenses, which resulted in a decrease in operating income.  Net income was further negatively impacted by a slightly higher effective tax rate from the comparable period in the prior year.

For the nine-month period ended December 31, 2003 compared to the nine-month period ended December 31, 2002.

Sales

Sales for the nine months ended December 31, 2003 increased to $304.9 million from $281.3 million for the same period in the prior year, an increase of 8%.   Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $15.1 million for the nine-month period ended December 31, 2003.

Sales of aesthetic and general surgery products increased 12% to $157.5 million for the nine months ended December 31, 2003 from $140.5 million in the same period in the prior year.  Breast implant product sales increased 12% to $141.5 million for the nine-month period ended December 31, 2003 from $126.5 million for the comparable period in the prior year.   Approximately $3.7 million of the increase is attributable to the favorable impact of foreign exchange rate movements and the balance is primarily attributable to organic growth in units sales of our silicone gel implants and associated products used in reconstruction surgeries.  Body contouring products sales increased 23% to $11.2 million for the nine-month period ended December 31, 2003 from $9.1 million for the comparable period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedural volumes, as awareness and acceptance of this procedure increases.  These increases were partially offset by a decrease in other product revenues of $0.2 million.

Sales of surgical urology products decreased 1% to $78.5 million for the quarter ended December 31, 2003 from $79.3 million in the prior year.  Increases in the sales of penile implants, pelvic floor products, disposable urinary care and other products sales, along with favorable impacts of foreign exchange of $6.9 million were partially offset by a $9.0 million decrease in brachytherapy product sales from the comparable nine-month period in the prior year.  Penile implants product sales for the nine-month period ended December 31, 2003 increased 1% to $17.9 million compared to $17.8 million in the same period in the prior year.  Pelvic floor product revenue increased 42% to $10.0 million from $7.0 million in the same period of the prior year primarily due to increased unit volumes on continued momentum of several new product introductions made late in fiscal 2002, the introduction of the ObTape sling to the U.S market and the favorable impact of foreign currency variations of approximately $0.6 million.  Brachytherapy sales decreased to $9.0, million or 46%, for the comparable nine-month period of the prior year, as a result of interruption of our supply of palladium radioactive seeds after the expiration of our exclusive distribution agreement with NASI.  In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices of our brachytherapy products.  Due to difficulties in increasing manufacturing capacity in a short time frame, we have been unable to secure sufficient new vendor supply of brachytherapy seeds to fulfill customer orders.  These market factors and supply interruptions have resulted in lost sales of approximately $3 million per quarter, and may continue through the remainder of fiscal 2004.  Sales of disposable urinary care and other products totaled $39.9 million in the nine-month period ending December 31, 2003 compared to $34.7 million in the same period in the prior year.  The increase was primarily a result of the favorable impact of foreign exchange rate variations estimated to be $6.3 million.

Sales of clinical and consumer healthcare products increased 12% to $68.8 million for the nine-month period ended December 31, 2003 compared to $61.5 million in the same period in the prior year.  The increase included approximately $4.5 million favorable impact of foreign exchange rate variations.  Sales of intermittent catheters increased $2.0 million and were partially offset by a decrease of $1.4 million in sales of male external catheters.  Sales of other disposable homecare and ostomy products increased 26% to $32.8 million from $26.0 million in the comparable period of the prior year, primarily due to the favorable impact of foreign exchange rate variations of $4.5 million.

Gross profit

Gross profit margin increased to 62.2% of net sales for the nine-month period ended December 31, 2003, compared to 59.5% in the comparable period in fiscal 2003.  Gross profit for aesthetic and general surgery products were 72% of net sales, or $113 million, for the nine-month period ending December 31, 2003, unchanged from the comparable period in the prior year.  Gross profit margin for surgical urology products for the nine-month period ended December 31, 2003 improved to 53%, or $42 million, from 47% of net sales when compared with the same period of the prior year.  Approximately three percentage points of the increase in gross margins percentage was attributable to the February 2003 acquisition of Mills Biopharmaceuticals, Inc., to manufacture our own iodine brachytherapy seeds which added approximately $2.2 million in gross profit for the period.  The balance of the percentage improvement is primarily the result of the significant changes in our brachytherapy seed business. Decreases in sales of brachytherapy seeds, particularly palladium seeds, aided the improvement in gross margin percentage as these products have a relatively low gross profit margin, approximately 30%, when purchased from other manufacturers.  This shift in product mix towards higher margin products was a result of the decrease in brachytherapy seed sales as a result of decreased average selling prices, decreased procedural volumes and the interruption of supply of palladium seeds.  Gross profit margins for clinical and consumer healthcare products for the nine-month period ended December 31, 2003, increased from 48%, or $29 million, to 51% of net sales, or $35 million, when compared to the same period in the prior year.  The improvement from the prior year was primarily due to improved manufacturing efficiencies and a shift in product mix for the period towards higher margin products and the favorable effects of foreign currency variations.

Selling, General and Administrative

Selling, general and administrative expense increased to 36.1% of net sales, or $110 million, for the nine-month period ended December 31, 2003, compared to 33.5%, or $94 million, in the comparable period of the prior year.  The increase is the result additional selling expenses in the surgical urology segment, primarily in our international operations related to our disposable urinary care products manufactured in Europe, which accounted for $3.9 million of the increase, and the effect of currency rates variations, totaling $5.6 million.  General and administrative expenses increased primarily due to additional expenses of approximately $1.7 million associated with our recently acquired subsidiaries.  In addition, non-capitalizable expenses related to the implementation of our new information technology system and support are estimated to be $2.7 million and were offset by an approximately $1.8 million decrease in expenses at our corporate headquarters.

Research and Development

Research and development expenses for the nine-month period ended December 31, 2003 increased from 5.9% to 7.4% as a percentage of net sales, and were $22.5 million compared to $16.5 million for the comparable period a year ago.  Approximately $3.6 million of the increase is attributed to the Aesthetic and general surgery segment and is due to increased activity in our breast implant studies as we prepared to file our gel implant PMA with the FDA.  The gel implant PMA was filed with the FDA in December 2003.  Approximately $0.7 million of the increase is associated with our recently acquired subsidiaries, Mills Biopharmaceuticals, Inc., and A-Life, and approximately $0.6 of the increase is the result of foreign currency fluctuations.  The remaining increase of $1.1 million is primarily attributable to our ongoing development activities and the development of automated manufacturing technologies.  In addition, we are committed to a variety of clinical and laboratory studies in connection with our gel-filled and saline filled mammary implants and other products.  We expect to begin new clinical and laboratory studies in the near future for our newly licensed botulinum toxin, and our recently acquired hyaluronic acid products for facial applications.

Interest and Other Income and Expense

Interest expense for the nine-month period ended December 31, 2003 decreased to $681,000 from $782,000 in the comparable period in the prior year.  Interest expense includes interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to the acquisitions of assets of South Bay Medical and PROSURG Inc. during fiscal 2001 and 2002, respectively.  The decrease in interest expense is attributable to the lower rates of interest, lower levels of borrowings and decreased levels of imputed interest on acquisition liabilities.  Interest income decreased to $1.1 million for the nine-month period ended December 31, 2003 compared to $1.8 million in the comparable period of the prior year.  The decrease is due to lower prevailing interest rates on short-term investments offset by higher levels of cash balances available for investment.

Other income (expense), net primarily includes gains or losses on sales of marketable securities, disposals of non-operating assets, and foreign currency gains or losses related to our foreign operations.  For the nine-month period ended December 31, 2003, other income (expense), net decreased to $1.1 million from $1.7 million for the comparable period in the prior year.  The prior year amount includes a one-time gain on the sale of an intangible asset of $500,000 in the first quarter and is the primary reason for the decrease from the prior year.

Income Taxes

Our effective rate of corporate income taxes for the nine-month period ended December 31, 2003 was 31.8% as compared to 28.7% for the comparable period in the prior year.  The increase in the effective tax rate from the comparable period in the prior year represents a return to our historic effective tax rate as the prior year’s rates reflected refunds received in fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income

Net income for the nine-month period ended December 31, 2003 decreased 6% to $39.8 million from $42.2 million in the comparable period in the prior year.  Diluted earnings per share decreased 6% to $0.82 for the nine-month period compared to $0.87 for the comparable period last year.  Increased sales and lower cost of goods sold were offset by higher operating expenses, particularly research and development expenses, which resulted in a decrease in operating income.  Net income was further negatively impacted by a higher effective tax rate from the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $173 million at December 31, 2003, compared to $106 million at March 31, 2003.  Other than the proceeds of the December 2003 offering of convertible subordinated notes, cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds.  Our working capital was $245 million at December 31, 2003, compared to $168 million at March 31, 2003.  We generated $47 million of cash from operating activities during the nine months ended December 31, 2003, compared to $55 million during the same period the previous year.  Decreased cash flow from operating activities was primarily the result of decreased net income and increased tax deposits for federal taxes due to the timing of income and extension payments.

We anticipate investing approximately $18 million in fiscal 2004 to upgrade production equipment and facilities for aesthetics production, complete brachytherapy seed production, purchase other production equipment and upgrade and replace our information technology systems with a new Enterprise Resource Planning System (ERP) by JD Edwards.  During the nine months ended December 31, 2003, we invested $14 million in property and equipment, primarily in production equipment at our aesthetics facility in the Netherlands, healthcare production automation in our Minneapolis facility, and in information technology systems.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $6.9 million during the nine months ended December 31, 2003 compared to $6.4 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common shares relative to the exercise price of such options.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  Each year shares have been repurchased including 1.4 million shares for $22.3 million and 1.5 million shares for $18.7 million in the years ended March 31, 2003, and 2002 respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5 million shares from 2.5 million to 7.5 million shares.  Since April 1, 2003, 3.4 million shares have been repurchased for $75.1 million and 5.6 million shares remain authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

In January 2001, we completed the acquisition of South Bay Medical, a development stage company focused on the development of a new technology for a computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments have been recorded as an acquisition obligation liability at net present value ($11.6 million at December 31, 2003), and will continue to increase as imputed interest is recorded.   Approximately $5.9 million of the future acquisition obligation payments is to be paid in shares of our common stock valued at fair market value on the date of issuance.

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

On August 25, 2003, we completed the acquisition of A-Life Ltd, a subsidiary of Vitrolife AB which has developed a hyaluronic acid based dermal filler product.  The consideration totaled $7.5 million of which $7.4 million was paid in cash from existing cash balances and the remainder in the form of accrued liabilities.

On September 9, 2003, we entered into several transactions to acquire from AMI, LLC, the exclusive license, marketing and distribution rights for products utilizing licensed technologies related to treatment of uterine disorders, and a related supply agreement with PROSURG, Inc.  We paid $3 million in cash and issued 133,630 restricted shares of Mentor common stock valued at fair market value $3 million based on quoted prices.  The agreements commit Mentor to make additional payments totaling $4.5 million upon the completion of certain developmental and regulatory milestones.

In October 2003, we acquired Inform Solutions, Inc., for total consideration of $3 million in cash, paid from available cash balances.  Inform Solutions provides practice management software and consulting to plastic surgeons.  The agreements commit Mentor to make additional payments totaling $1.7 million based upon future sales and earnings thresholds.

We have a secured line of credit for borrowings of up to $25 million ("$25M Credit Agreement"), which accrue interest at the prevailing prime rate or at a mark-up over LIBOR at our discretion.  The $25M Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay to one-half of the net income of the preceding year and requires maintenance of certain levels of tangible net worth and debt service ratios.  We use the $25M Credit Agreement to guarantee two commercial letters of credit totaling $1.3 million.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at December 31, 2003, only $23.7 million was available for additional borrowings.

In addition, several lines of credit were established with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, are unsecured and guaranteed by Mentor Corporation.  They total $7.1 million, of which $4.7 million was outstanding, and $2.4 million additional borrowings were available at December 31, 2003.

In fiscal 2002, a line of credit of $7.8 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The line was subsequently converted to an operating line of credit.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At December 30, 2003, $5.6 million was outstanding and $2.2 million was available under this line of credit.

At December 31, 2003, the total of our short-term borrowings under all lines of credit was $10.3 million and the weighted-average interest rate was 3.58%.  The total amount of additional borrowings available to us under all lines of credit was $28.3 million as of December 31, 2003.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes.

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

The following table summarizes contractual cash and other commercial commitments at December 31, 2003:

(in thousands)		Less Than	1-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Operating leases	$ 60,747	$ 7,274	$21,392	$ 13,546	$18,535
Total Contractual Cash Obligations	$ 60,747	$ 7,274	$21,392	$ 13,546	$18,535

Commercial Commitments
Long-term debt	$150,000	$ -	$ -	$ -	$150,000
Lines of credit	10,337	10,337	10,337	10,337	-
Other commercial commitments	20,772	7,558	9,542	1,370	2,302
Total Commercial Commitments	$181,109	$ 17,895	$ 9,542	$ 1,370	$152,302

In addition, we have, at any one time, purchase orders in the ordinary course of business for raw materials and other supplies, which may in aggregate be significant but for which usage does not exceed one year.

Our principal source of liquidity at December 31, 2003 consisted of $174 million in cash, cash equivalents and short-term marketable securities, plus $28 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other business, products or technologies.  We believe additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not have an immediate need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

Risk Factors

Forward-Looking Information Under the Private Securities Litigation Reform Action of 1995

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  The Act was designed to encourage companies to provide prospective information about them without fear of litigation.  The prospective information must be identified as forward-looking and must be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements.  The statements about our business, plans, strategies, intentions, expectations and prospects contained throughout this document are based on current expectations.  These statements are forward-looking and actual results may differ materially from those predicted as of the date of this report in the forward-looking statements, which involve risks and uncertainties.  In addition, past financial performance is not necessarily a reliable indicator of future performance and investors should not use historical performance to anticipate results or future period trends.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

SIGNIFICANT PRODUCT LIABILITY CLAIMS OR PRODUCT RECALLS MAY FORCE US TO PAY SUBSTANTIAL DAMAGE AWARDS AND OTHER EXPENSES THAT COULD EXCEED OUR ACCRUALS AND INSURANCE COVERAGE.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims.  In the past, and currently, we have had a number of product liability claims relating to our products, and we may be subject to additional product liability claims in the future, some of which may have a negative impact on our business.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer.  Some manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy.  Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of some of our products and could result in exposure to additional product liability claims.

WE ARE SUBJECT TO SUBSTANTIAL GOVERNMENT REGULATION, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  This process makes it longer, harder and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product development, improvement programs and required clinical studies to maintain and improve our competitive position.  Any significant delays in the above or termination of our clinical trials would materially and adversely affect our development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or develop or acquire new products or technologies that will timely achieve regulatory approval or receive market acceptance.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others.  In October 2003, our major competitor in our aesthetic and general surgery segment, presented its application to market silicone gel-filled breast implants to the General and Plastic Surgery Advisory Panel of the U.S. Food and Drug Administration.  The Panel voted their recommendation that the FDA should approve, with conditions, our competitor's gel-filled breast implants for all indications – breast augmentation, reconstruction and revision.  On January 7, 2004, our competitor announced that it had received a “not approvable” letter from the FDA which outlined additional information it must provide prior to the FDA’s further review of its Premarket Approval (PMA) application for silicone gel-filled breast implants.  On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our PMA application to the FDA for the pre-market approval for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the earlier guidance document provided by the FDA.  The FDA has indicated that our PMA “is sufficiently complete to permit a substantive review and is, therefore, suitable for filing.”  Any change in FDA guidance, such as that announced on January 8th by the FDA, may delay our application or its review or approval by the FDA.  A delay, denial, or “not approvable” response by the FDA would have a material adverse affect on our commercialization timelines, competitive position and ultimately our revenue and operating results.  Amending our PMA application to meet the new FDA guidelines may require substantial time and expense.  We are drafting a proposal to address the additional requirements of the January 8, 2003 draft guidance document to our PMA submission.  If our competitor gains FDA approval to market its competitive products before we do, our competitive position may suffer.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

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

We are in the process of implementing an enterprise resource planning system that will be our primary business management system for nearly all of our businesses worldwide.  Many other companies have had severe problems with computer system implementation of this nature and scope.  We are using a controlled project plan and have assigned adequate staffing and other resources to the project to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

IF WE ARE UNABLE TO ACQUIRE COMPANIES, BUSINESSES OR TECHNOLOGIES AS PART OF OUR GROWTH STRATEGY OR TO SUCCESSFULLY INTEGRATE PAST ACQUISITIONS, OUR GROWTH, SALES AND PROFITABILITY WILL SUFFER.

A significant portion of our recent growth has been the result of acquisitions of other companies, businesses and technologies.  We intend to continue to acquire other businesses and technologies to facilitate our future business strategies, although there can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us.  Further, once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

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

On February 1, 2003, following the expiration of our sole source brachytherapy seed supply agreement with North American Scientific, Inc. (NASI) supplying us with iodine and palladium seeds, we completed the acquisition of Mills Biopharmaceuticals, Inc. (Mills), a manufacturer of iodine brachytherapy seeds.  We have since begun to supply our customers with iodine seeds manufactured by Mills.  With regard to our palladium seed supply, on January 8, 2003, we had announced that we had reached a nonexclusive one-year agreement with Best Medical, Inc. (Best) to distribute Best™ Palladium-103 brachytherapy seeds.  The agreement with Best was renewed for an additional year.  We are also seeking other sources for similar radioactive seeds.  We cannot provide assurance that such seeds can be manufactured or obtained on terms satisfactory to us, without interruption or regulatory delay, or that such additional seeds will ultimately be acceptable to customers.  Interruption of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.  For the nine months ended December 31, 2003, our sales of iodine seeds and palladium seeds were $10 million.

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

HEALTHCARE REIMBURSEMENT OR REFORM LEGISLATION COULD MATERIALLY AFFECT OUR BUSINESS.

If any national healthcare reform or other legislation or regulations are passed that imposes limits on the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products.  Our revenues depend largely on U.S. and foreign government health care programs and private health insurers reimbursing patients’ medical expenses.  Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products.  In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs.  These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations.  In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control.  In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

OUR PUBLICLY-FILED SEC REPORTS ARE REVIEWED BY THE SEC FROM TIME TO TIME AND ANY SIGNIFICANT CHANGES REQUIRED AS A RESULT OF ANY SUCH REVIEW MAY RESULT IN MATERIAL LIABILITY TO US AND HAVE A MATERIAL ADVERSE IMPACT ON THE TRADING PRICE OF OUR COMMON STOCK

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements such as the registration statement we had agreed to file in connection with our convertible bond offering, but reviews may also be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

In October of this year, the SEC informed us that it was reviewing our Annual Report on Form 10-K for the year ended March 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and the SEC letter included a number of questions and suggestions concerning disclosures in the reviewed reports.  On November 21, 2003, we replied to the SEC providing responses to questions and indicating, in certain instances, that we had included certain requested information in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 responsive to the SEC letter or that, although we believed the disclosures were adequate, we would provide additional information in future filings.  On January 23, 2004 we were contacted by an SEC staff member assigned to review the above mentioned filings.  The staff member informed us that our responses to the comments and questions were acceptable and that the review of the filings was concluded.

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
Item 2.

Changes in Securities and Use of Proceeds

On December 22, 2003, we completed an offering of $150 million in aggregate principal amount of our 2¾% convertible subordinated notes due January 1, 2024.  From the aggregate offering price of $150 million, we received approximately $145.9 million in net proceeds after deducting the aggregate initial purchasers’ discount and other fees of approximately $4.1 million.  Interest is payable on the notes on January 1st and July 1st of each year, beginning July 1, 2004.

Holders may require us to repurchase for cash all or part of their notes on January 1, 2009, at a price equal to 100.25% of the principal amount of the notes being repurchased.  In addition, holders may require us to repurchase for cash all or part of their notes on January 1, 2014 and January 1, 2019, or upon a change in control, at a price equal to 100% of the principal amount of the notes being repurchased.

The notes will be convertible into shares of our common stock, subject to the conditions described below, at an initial conversion price of $29.289 per share of common stock, subject to adjustments for certain events.  The initial conversion price is equivalent to a conversion rate of approximately 34.1425 shares of common stock per $1,000 principal amount of notes. the notes are convertible if any of the following conditions is satisfied:

  during any fiscal quarter prior to January 1, 2019, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of our common stock on such trading day;

  any business day on or after January 1, 2019, if the closing price of our common stock on the immediately preceding trading day is more than 120% of the conversion price per share of our common stock on such trading day;

  during the five business day period after any five consecutive trading day period if the average of the trading prices of the notes for such five consecutive trading day period is less than 98% of the average of the conversion values of the notes during such period, subject to certain limitations;

  if we have called the notes for redemption; or

  if we make certain significant distributions to holders of our common stock or we enter into specified corporate transactions.

We may redeem for cash all or part of the notes on January 1, 2009, at a price equal to 100.25% of the principal amount of the notes being redeemed, plus accrued interest.  After January 1, 2009, we may redeem for cash all or part of the notes at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest.

The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Our common stock is quoted on the New York Stock Exchange under the symbol “MNT.”  The closing price of our common stock on the New York Stock Exchange on December 16, 2003 was $22.53 per share.

The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

We used $18.5 million of the proceeds for the net cost of convertible note hedge and warrants transactions with respect to our common stock to limit exposure to potential dilution from conversion of the notes.  We used approximately $ 41.3million of the remaining net proceeds of the offering for repurchases of shares of our common stock.  We intend to use the remaining $86.1million net proceeds of the offering for general corporate purposes, which may include additional repurchases of our common stock.  We may also use a portion of the net proceeds for the acquisition of businesses, products, product rights or technologies.  Pending such uses, we intend to invest the net proceeds in investment-grade obligations and interest-bearing money market instruments.

Item 3.	Defaults Upon Senior Securities Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders Not applicable.
Item 5.	Other Information Effective August 5, 2003 the Company's shares began trading on the New York Stock Exchange under the symbol MNT.
Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits

4(a)   Indenture - 2-3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003

10(a) Option and Asset Purchase Agreement between Alchemy Engineering, LLC and Mentor Corporation

10(b) Convertible Note Hedge Confirmation, dated December 17, 2003

10(c) Registration Rights Agreement - 2-3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003

10(d) Warrants Confirmation, dated December 17, 2003

10(e) Purchase Agreement - 2-3/4%  Convertible Subordinated Notes Due 2024, dated December 17, 2003

31.1 Certification of Principal Executive Officer Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 CEO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 CFO Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed or furnished to the SEC during the three months ended December 31, 2003.

1.       On October 28, 2003, a Current Report was filed with the SEC which furnished, under Item 12, a press release issued by Mentor in connection with the fiscal 2004 second quarter results of operations.

2.       On November 4, 2003, a Current Report was filed with the SEC which furnished, under Item 12, a transcript of an investor conference call to provide additional information regarding our financial results for our fiscal 2004 second quarter ended September 30, 2003.

3.       On December 17, 2003, a Current Report was filed with the SEC which filed, under Item 7, two press releases.  On December 16, 2003, Mentor Corporation issued a press release announcing its proposed private placement of up to $150 million convertible subordinated notes.  On December 17, 2003, Mentor Corporation issued a press release announcing the pricing of its private placement of up to $150 million convertible subordinated notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	February 13, 2003	By:	/s/CHRISTOPHER J. CONWAY Christopher J. Conway Chief Executive Officer

Date:	February 13, 2003	By:	/s/ADEL MICHAEL Adel Michael Chief Financial Officer