Form 10-K
period 2004-03-31
MENTOR CORP /MN/
filed 2004-06-14
CIK 64892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended March 31, 2004

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
                                                                                                             (805) 879-6000
                                                                              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                                                Title of                                                Name of Each Exchange
                                                                                Each Class                                         on Which Registered
                                                                                Common Shares                                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

Based on the closing sale price on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2003), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $664,453,000.  For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 9, 2004 there were approximately 42,208,179 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K.

MENTOR CORPORATION

PART I

 FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-K, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "intend," "project," "plan,"  "believe," "will," "seek," and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors" or elsewhere in this Form 10-K.  Forward-looking statements include statements regarding, among other things:

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

Mentor Corporation was incorporated in Minnesota in 1969.  Our fiscal year ends on March 31 and references to fiscal 2004, fiscal 2003 or fiscal 2002 refer to the years ended March 31, 2004, 2003 or 2002, respectively.

General

We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments, aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery as well as capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction).  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

Recent Acquisitions

On April 15, 2003, we purchased the U.S. method patent rights to a surgical procedure known as the trans-obturator technique, which utilizes a sling device implanted through the trans-obturator foramen in the treatment of female urinary incontinence. In July 2003, we acquired exclusive distribution rights to the ObTape™ product in the United States, which is used in the trans-obturator technique.

On August 25, 2003, we acquired A-Life Ltd. located in Edinburgh Scotland from Vitrolife AB.  A-Life has developed proprietary technology for making products based on cross-linked hyaluronic acid.  We have filed an application for CE mark approval to market these products in Europe and are preparing for a U.S. clinical study to seek approval of the products as injectable dermal fillers for facial aesthetic applications.

On October 29, 2003, we acquired Inform Solutions, Inc., located in San Diego, California.  Inform Solutions is a leading provider of comprehensive, integrated practice management software and revenue enhancement services in the plastic surgery industry.

On December 10, 2003, we entered into an exclusive license agreement with Wisconsin Alumni Research Foundation (WARF) and Botulinum Toxin Research Associates Inc. (BTRA) to develop, manufacture and distribute products utilizing their proprietary technology related to botulinum toxin.  We are constructing a production facility and preparing for a U.S. clinical study to seek approval of the product initially for, aesthetic applications.

Principal Products and Markets

The following table shows the net sales attributable to each of our principal product lines and the percentage contributions of such sales to total net sales for the periods indicated.

	Year Ended March 31,
	2004		2003		2002
(in thousands)	Amount	%	Amount	%	Amount	%
Aesthetic and General Surgery	$218,437	52%	$191,405	50%	$163,091	51%
Surgical Urology	108,370	26	106,675	28	94,341	29
Clinical and Consumer Healthcare	95,361	22	84,304	22	63,630	20
	$422,168	100%	$382,384	100%	$321,062	100%

Aesthetic and General Surgery Products

We develop, produce, and market a broad line of breast implants, including saline-filled implants and silicone gel-filled implants.  Our breast implants consist of a silicone elastomer shell that is either filled during surgery with a saline solution or pre-filled during the manufacturing process with silicone gel.  The silicone gel comes in varying degrees of cohesiveness.  Our implants can have either a smooth or textured surface and are provided in a variety of sizes and shapes to meet the preferences of patients and surgeons.  Approximately 90% of our aesthetic and general surgery revenues were from sales of products related to breast aesthetics in each of the three years ended 2004.

Mammary prostheses have applications in both cosmetic and reconstructive plastic surgery procedures. These prostheses are used in cosmetic augmentation procedures to enhance breast size and shape.  In the reconstruction procedure market, mammary prostheses are utilized as a surgical solution to reform the breast following a mastectomy.  Breast reconstruction is a surgical option for many women following a mastectomy either at the time of surgery or a later date.

We carry a full line of breast reconstruction products including the CPX ® family of breast expanders. These expansion products, used in the first-stage of a two-stage breast reconstruction, create the pocket that will ultimately hold the breast implant that is placed in a subsequent second-stage operation.  Our CPX family of expanders has recently grown outside the U.S. with the addition in fiscal 2004 of the CPX low height and CPX tall height expanders to complement the popular CPX medium height.  All of the CPX devices utilize our proprietary BufferZone™ self-sealing technology and Centerscope™ injection port locators.  We also are the industry leader for single-stage breast reconstruction procedures with our line of smooth and textured Becker® implants, which are designed to be used as both an expander and an implant.

We offer a line of extremity tissue expanders.  Extremity tissue expansion involves the process of growing additional tissue for reconstruction and skin graft procedures.  Some of the major applications of extremity tissue expansion include the correction of disfigurements such as burns, large scars and congenital deformities.

We market an ultrasound-assisted product used for the aspiration of soft tissues in general surgery and cosmetic surgery applications and have obtained U.S. Food and Drug Administration ("FDA") approval to expand the labeling of the product for use in Ultra-sonic liposuction.  Our acquisition of Byron Medical, Inc., and the acquisition of certain assets of LySonix, Inc., a former competitor in the ultrasonic liposuction equipment and supplies market, have expanded our offering of liposuction products to include traditional, power assisted and ultrasonic liposuction product offerings.  As a result we are positioned as a broad line supplier to the entire body contouring (liposuction) market.

Surgical Urology Products

Our surgical urology products fall into four general categories: erectile dysfunction products, urinary care products, pelvic floor products, and cancer treatment products.

Our erectile dysfunction products consist of a line of penile implants for the treatment of male sexual impotence.  Penile prostheses are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse.  Penile implants have become the standard of care for men who have not responded to less invasive therapies, the best known of which is Pfizer's Viagra®.  In order to respond to a variety of physician and patient preferences, we manufacture several types of penile prostheses, including hydraulic inflatable devices and a malleable prosthesis.  We have Conformite Europeene (CE) approval for the sale and marketing of penile implants utilizing our new Resist™ coating designed to reduce bacterial adherence.  We also have FDA approval to market the Titan™ inflatable penile prosthesis with the same hydrophilic coating that offers a number of advantages to both the physician and the patient.

Our urinary care products consist of disposable urological devices for use in the hospital and outpatient setting.  These devices consist of endourological stents, catheters, urinary drainage systems, stone baskets, wound drainage products and other specialty urological items, most of which are manufactured and marketed by our Porges subsidiary.  These products are used during and following surgery for the treatment of upper urinary tract disease such as kidney stones, ureteral stones and tumors, and for the treatment of lower urinary track diseases such as BPH, prostate cancer, bladder cancer and other urinary bladder-related problems.

Our pelvic floor products consist of a line of surgical products for use in stress urinary incontinence and pelvic floor reconstruction procedures.  These sling procedures provide relief for women suffering from urinary stress incontinence.  We offer the following products for pelvic floor reconstruction and stress incontinence:

  ObTape™ and Uratape®, polypropylene synthetic slings sold in Europe, through an exclusive supply and distribution arrangement.  In fiscal 2004, we acquired the rights to distribute these products in the U.S. and we received 510(k) approval from the FDA to market ObTape™.  The two products use an innovative and patented trans-obturator surgical procedure that offers the benefits of a faster, less invasive surgical procedure to patients and a selection of specially designed surgical tools to the physicians.

  Suspend® Sling, a fascia lata tissue which is treated using Tutogen Medical Inc.'s proprietary Tutoplast® process to ensure safe and strong tissue grafts; Tutogen harvests and processes the donor tissue, and sells it to us ready for implant.

  Axis™, a dermal based tissue which, like Suspend®, is treated using the patented Tutoplast® process to provide the surgeon with additional tissue choices for the treatment of pelvic organ prolaspe as well as incontinence.

Our cancer treatment products consist primarily of two types of brachytherapy seeds (iodine and palladium) for the treatment of prostate cancer, as well as associated supplies and delivery systems.  Previously, we sold these products under an exclusive worldwide distribution agreement with North American Scientific, Inc. ("NASI"), a producer of brachytherapy seeds.  NASI manufactured and shipped the seeds, while we performed all of the sales and marketing functions.  In January 2003, NASI discontinued the supply of both iodine and palladium seeds to our customers, and the agreement expired.  We then began to supply customers with ProstaSeed® iodine seeds manufactured by our newly acquired subsidiary, Mills Biopharmaceuticals, Inc.  In addition, we reached a nonexclusive agreement in January 2003 to distribute Best™ Medical Palladium-103 brachytherapy seeds, and began to distribute those seeds shortly thereafter.  However, due to difficulties in increasing manufacturing capacity in a short time frame, we were unable to secure adequate supply from the vendor to fulfill customer demand during fiscal 2004.   Going forward, we believe that our current sources of supply are adequate to meet anticipated customer demand.

In fiscal 2002, we acquired new technology for a computer-based workstation and automated cartridge-based needle loading system Isoloader™, for use in brachytherapy procedures.  We received FDA approval in October 2002 and began to market the workstation in the United States in February 2003.  We also received the necessary approvals from the Canadian Therapeutic Products Directorate to market and sell the Isoloader workstation and needle loading system in Canada in April 2002.

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

We also market a variety of other disposable products used in the management of urinary incontinence.  These include leg bags and urine collection systems, organic odor eliminators, and moisturizing skin creams and ointments.  We also distribute the BTA Stat® point-of-care bladder cancer screening test manufactured by Polymedco, Inc., under an exclusive supply and distribution agreement.

We introduced the Self-Cath Plus™, a lubricious coated intermittent catheter, along with a closed system sterile intermittent catheter, in fiscal 2002.  In early fiscal 2003, we acquired the urology and ostomy businesses of Portex Ltd., which manufactures and markets incontinence and ostomy products primarily for the home healthcare market such as drain bags, ostomy pouches, intermittent catheters, male external catheters, and Foley catheters.

For additional information regarding our revenues, operating profits and identifiable assets attributable to our business segments as well as domestic and foreign operations, see "Note Q-Business Segment Information" of the "Notes to Consolidated Financial Statements."

Marketing

We employ specialized domestic sales forces for our aesthetic surgery, body contouring, and urologic specialties, which includes our women's health, erectile dysfunction, prostate brachytherapy and clinical and consumer healthcare product lines.  Each sales force provides product information or specific data support and related services to physicians, nurses and other health care professionals.  We also market certain products, particularly our disposable incontinence products, through a domestic network of independent hospital supply dealers and healthcare distributors, and through retail pharmacies.

We promote our products through participation in and sponsorship of medical conferences and educational seminars, radio, newspaper, specialized websites and journal advertising, direct mail programs, and a variety of marketing support programs.  We also participate in support organizations that provide counseling and education for persons suffering from specific disease states, and we provide patient education materials for most of our products to physicians for use with their patients.

International Operations

We export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, the United Kingdom, Germany, France, Japan, Benelux, Australia, Spain, Portugal and Italy, as well as through independent distributors in other countries.  Total foreign sales through distributors and direct international sales offices were $170 million, $138 million, and $101 million in fiscal 2004, 2003 and 2002, respectively.  Other than sales made through our international sales offices, which are denominated in the local currency of the sales office, export sales are made in United States dollars.

In addition, we manufacture mammary implants in The Netherlands, and disposable urology products in France, and through recent acquisitions have acquired manufacturing facilities in the United Kingdom where urologic disposables are also manufactured and warehoused.  Total long-lived assets located in foreign countries were $54 million, $48 million, and $30 million in fiscal 2004, 2003 and 2002, respectively.

For additional information regarding our international operations, see "Risk Factors - Our International Business Exposes Us to a Number of Risks" and "Note Q-Business Segment Information" of the "Notes to the Consolidated Financial Statements."

Competition

We believe we are one of the leading suppliers of cosmetic and reconstructive surgery products, penile implants, and disposable catheter products.  This belief is based upon information developed internally, public information sources, and information from independent research studies of market share.

In the domestic breast implant market, we compete primarily with one other company, Inamed Corporation.  The primary competitive factors in this market currently are product performance and quality, range of styles and sizes, proprietary design, customer service and, in certain instances, price.  In Europe, we compete with Inamed Corporation and various other smaller competitors.

We compete primarily with only one other company worldwide in the inflatable penile implant market, American Medical Systems, Inc.  Several companies sell competing malleable penile implants.  The primary competitive factors in the penile implant market are product performance and reliability, ease of implantation, proprietary design, and customer service.  We believe that by providing several types of implants that emphasize high performance and reliability, we can successfully respond to various physician and patient preferences.  In addition, the penile implant market continues to be negatively affected by alternative erectile dysfunction therapies, primarily drug therapies.

We compete with many other companies in the United States providing brachytherapy seeds for the treatment of prostate cancer, including Oncura, a division of Amersham Health, C.R. Bard, Inc., Theragenics Corporation, North American Scientific, Inc., and others.  The primary competitive factors in this market are technologies that support efficient preparation and implantation of radioactive sources through improved product delivery, price, product offering, customer service, and consistent quality.  We believe that we have the third largest market share for iodine seeds and palladium seeds.

We compete with a number of other companies in the pubovaginal sling and pelvic floor reconstruction market, including J&J Gynecare, C.R. Bard, Inc., American Medical Systems, Inc., Boston Scientific Microvasive division, and others.  As a first line treatment, the demand factors for this market include having a wide selection of materials and offering the surgeon multiple choices of procedure options to meet specific patient requirements.  We believe we offer the widest selection of choices including allograft, bioresorbable and synthetic materials that may be placed through a number of surgical techniques.  We also believe that our patented surgical method provides the least invasive treatment for stress urinary incontinence.

By superior design and active marketing of catheters and other disposable incontinence products, we have been able to compete successfully against larger companies in this market.  C.R. Bard, Inc., Hollister, Inc., Kendall (a division of Tyco HealthCare), and Coloplast Corporation are the dominant competitors in the worldwide market.  We compete primarily on the basis of product design and performance, and by providing product support and related services to health care professionals and consumers.  The fiscal 2001 Porges S.A. acquisition and the fiscal 2003 acquisition of the urology and ostomy businesses of Portex provided us with a significant presence in the European market.

Government Regulations

General

As a manufacturer of medical devices our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies.  These agencies inspect us and our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements.  The FDA has the power to prevent or limit further marketing of products based upon the results of these inspections.  These regulations depend heavily on administrative interpretation by various agencies.  There can be no assurance that future interpretations made by the FDA or other regulatory bodies will not adversely affect us.  Failure to comply with FDA regulatory requirements may result in enforcement action by the FDA, including product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, imposition of injunctions prohibiting product manufacture or distribution, and civil or criminal penalties.

Advertising and promotion of medical devices are regulated by the FDA and the Federal Trade Commission ("FTC") in the U.S. and by analogous agencies internationally.  A determination that we are in violation of such regulations could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, civil penalties, or prosecution.

Products and materials manufactured internationally may come under Homeland Security statutes from time to time and could be restricted entry into the United States by FDA and U.S. Customs.  The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally.

Medical Device Amendments of 1976

Under the "Medical Device Amendments of 1976" as amended, the FDA has the authority to adopt regulations that: (i) set standards and general controls for medical devices; (ii) require demonstration of safety and effectiveness or other forms of data support prior to marketing devices which the FDA believes require pre-market approval or clearance; (iii) require test data to be submitted to the FDA prior to evaluation in humans; (iv) permit detailed inspections of device manufacturing facilities; (v) establish Good Manufacturing Practices ("GMPs") that must be followed in device manufacture; (vi) require reporting of certain adverse events, device malfunctions, and other post-market information to the FDA; and (vii) prohibit device exports that do not meet certain requirements.  The FDA also regulates promotional activities by device companies.  All of our products currently marketed are medical devices and are therefore subject to FDA regulation.

The amendments establish complex procedures for FDA regulation of devices.  Devices are placed in three classes:  Class I (general controls to preclude misbranding or adulteration, compliance with labeling and other requirements), Class II (special controls and FDA clearance in addition to general controls), and Class III (a pre-market approval application ("PMAA") before commercial marketing).  Class III devices are the most extensively regulated.  Class III devices require each manufacturer to submit to the FDA a PMAA that includes information demonstrating the safety and effectiveness of the device.  The majority of our aesthetic surgery and urology implants are in Class III, while most of our disposable incontinence products are in Classes I and II.

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

The FDA denied the pending applications for the use of silicone gel-filled breast implants for augmentation, but provided for the continued availability of the implants for reconstruction and revision purposes on the basis of a public health need.  Since 1993, women have been required to enroll in a clinical program for future follow-up in order to receive gel-filled implants for reconstruction.  Patients are required to sign an informed consent form and physicians must certify that saline implants are not a satisfactory alternative.  We continue to ship these products under the terms of this clinical program, and these shipment activities require device tracking and documentation support to ensure compliance and accountability.

In 1993, the FDA published proposed guidelines for the pre-market approval application applicable to our saline-filled breast implants.  We submitted all the required data for our saline implants, and the FDA approved our application on May 10, 2000.  In conjunction with their review of the data, the FDA inspected our manufacturing facility in Irving, Texas and indicated the facility was in substantial compliance with the applicable regulations.

Concurrently, in 1993, the FDA also published proposed guidelines for the pre-market approval application applicable to our hydraulic inflatable penile prostheses.  We submitted all required data for our penile implants, and received FDA approval on July 14, 2000.  In addition, on July 19, 2002, we received PMA approval from the FDA for our saline-filled testicular implants.

In December 2003, we completed the submission for our silicone gel PMA application to the FDA for breast augmentation, reconstruction and revision.  The FDA has indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  On January 8, 2004, the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We are in the process of amending our PMA application to meet the new FDA guidelines and to respond to other issues raised by the FDA.

Biologics

Certain other products being developed by us are regulated by the FDA as biologics under the Public Health Service Act requiring pre-marketing approval, and are subject to regulations and requirements on preclinical and clinical testing, manufacture, labeling, quality control, storage, advertising, promotion, marketing, distribution, and export.  Prior to commercial sale of a biologic, a Biologics License Application ("BLA") that includes results from adequate and well-controlled clinical trials to establish the safety and effectiveness for the product's intended use, and specified manufacturing information must be submitted to, and approved by, the FDA.  FDA inspection of the manufacturing facility during review of the BLA is required to ensure that manufacturing processes conform to FDA-mandated GMPs.  Continued compliance with GMPs is required after product approval, and post-approval changes in manufacturing processes or facilities, product labeling, or other areas require FDA review and approval.

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

Texas Facility Review

In May 1998, we entered into a voluntary Consent Decree with the FDA, under which we agreed, among other things, to complete certain re-validations of the manufacturing processes in agreed upon timeframes that were identified during an FDA inspection.  The Consent Decree required us to hire expert consultants to assist in strengthening our compliance program and related processes.  Additionally, under the terms of the Consent Decree, a separate expert consultant was required to conduct annual inspections of the Texas facility and issue a report annually to the FDA.  In August 2003, following a series of inspections by the FDA in May 2000, April 2001, February 2002, and April 2003, we petitioned the U.S. District Court, Northern District of Texas to vacate the Consent Decree.  The Motion was unopposed by the United States Department of Justice.  On August 22, 2003, the Court concluded that the unopposed Motion to Vacate the Consent Decree of Permanent Injunction should be granted.

Additional Regulations

As a manufacturer of medical devices and biologics, our manufacturing processes and facilities are subject to regulation and review by international regulatory agencies for products sold internationally.  A medical device may only be marketed in the European Union ("EU") if it complies with the Medical Devices Directive (93/42/EEC) ("MDD") and bears the CE mark as evidence of that compliance.  To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and we as manufacturer of the devices must undergo verification of our regulatory compliance by a third party standards certification provider, known as a "Notified Body".  We have obtained CE marking for our products sold in the EU by demonstrating compliance with the ISO 9001, EN46001 and ISO13485 international quality system standards.  Medical device laws and regulations are also in effect in some of the other countries to which we export our products.  These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications.  Failure to comply with these international regulatory standards and requirements, and to changes in the international quality system standards, could affect our ability to market and sell products in these markets and may have a significant negative impact on sales and results of operations.

Additional products are being developed, which will be regulated as medicinal products in the EU and as such will require a marketing authorization before they can be introduced into the market.  There are two routes by which this can be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU, or the Mutual Recognition Procedure ("MRP") where a marketing authorization granted by one national authority is "recognized" by the authorities of the other member states in which we intend to supply the products.  The centralized procedure is compulsory for biotechnology products and is optional for certain high-technology products.  All such products which are not authorized by the centralized route must be authorized by the MRP unless the product is designed for a single EU country, in which case a national application can be made.  In each case, the application must contain full details of the product and the research that has been carried out to establish its efficacy, safety and quality.

Our present and future business has been and will continue to be subject to various other laws and regulations, including state and local laws relating to such matters as safe working conditions and disposal of potentially hazardous substances.  We may incur significant costs in complying with such laws and regulations now, or in the future, and any failure to comply may have a material adverse impact on our business.

Environmental Regulation

We are subject to federal, state, local and foreign environmental laws and regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.  We cannot assure, however, that environmental problems relating to properties owned or operated by us will not develop in the future, nor can we predict whether any such problems, if they were to develop, would require significant expenditures on our part.  In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

We are subject to regulation by the United States Environmental Protection Agency in each of our domestic manufacturing facilities.  In addition, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  In our Oklahoma facility, we are also subject to regulation by the United States Nuclear Regulatory Commission (NRC) due to the manufacture of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

Medicare, Medicaid and Third-Party Reimbursement

Health care providers that purchase medical devices, such as our products, generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products.  Our products in the U.S. are sold principally to hospitals, surgery centers, surgeons and patients directly and, in the case of certain home care products, through dealers and distributors.  We invoice our customers and they remit directly to us.  In some cases, the patient and the procedure may be eligible for reimbursement by third-party payors, including Medicare, Medicaid and other similar programs, but this coverage is invisible to us on a case-by-case basis.  However, we are aware that some of our customers are being reimbursed, in full or in part, for our products or for procedures that utilize our products, and we estimate that as much as 70% or more of our product sales could be reimbursed by these third-party payors.  This reimbursement can be a significant market factor when the product cost represents a major portion of the total procedure cost and the reimbursement for that procedure (or alternative procedures) is changing, or influencing treatment decisions.  As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors.  The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

Payments from Medicare, Medicaid and other third party payors are subject to legislative and regulatory changes and are susceptible to budgetary pressures.  Our customers' revenues and ability to purchase our products and services is therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by third-party payors.  Any changes in the health care regulatory, payment or enforcement landscape relative to our customers' health care services may significantly affect our operations and revenues.  Discussed below are certain factors which could have a significant impact on our future operations and financial condition.  It is difficult to predict the effect of these factors on our operations; however, the effect could be negative and material.

Medicare

Medicare is a federal program administered by the Centers for Medicare and Medicaid Services ("CMS"), formerly known as HCFA, through fiscal intermediaries and carriers.  Available to individuals age 65 or over, and certain other classes of individuals, the Medicare program provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments.  There are three components to the Medicare program relevant to our business:  Part A, which covers inpatient services, home health care and hospice care; Part B which covers physician services, other health care professional services and outpatient services; and Part C or Medicare+Choice, which is a program for managed care plans.

The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and services.  In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part.  The methodology for determining (1) the coverage status of our products; and (2) the amount of Medicare reimbursement for our products, varies based upon, among other factors, the setting in which a Medicare beneficiary received health care items and services.  Any changes in federal legislation, regulations and policy affecting Medicare coverage and reimbursement relative to our products could have a material effect on our performance.

Inpatient Hospital Setting

A portion of our revenue is derived from our customers who operate inpatient hospital facilities.  Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates.  Under the Prospective Payment System, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided.  Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs.  Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing our products.  Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized.  Because PPS payments are based on predetermined rates and are often less than a hospital's actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, including those sold by us, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs.  Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more profitable.

Outpatient Hospital Setting

 CMS implemented the hospital Outpatient Prospective Payment System, or OPPS, effective July 1, 2000.  OPPS is the current payment methodology for hospital outpatient services, among others.  Services paid under the OPPS are classified into groups called Ambulatory Payment Classifications, or APC.  Services grouped within each APC are similar clinically and in terms of the resources they require.  A payment rate is established for each APC through the application of a conversion factor that CMS updates on an annual basis.  OPPS may cause providers of outpatient services with costs above the payment rate to incur losses on such services provided to Medicare beneficiaries.

The Balanced Budget Refinement Act of 1999 provides for temporary financial relief from the effects of OPPS through the payment of additional outlier payments and transitional pass-through payments to outpatient providers reimbursed through OPPS who qualify for such assistance.  Transitional pass-through payments are required for new or innovative medical devices, drugs, and biological agents.  The purpose of transitional pass-through payments is to allow for adequate payment of new and innovative technology until there is enough data to incorporate cost for these items into the base APC group.  The qualification of a device for transitional pass-through payments is temporary.  Most of the categories established under the pass-through system expired on January 1, 2003.  At that time, APC payment rates were adjusted to reflect the costs of devices (and drugs and biologics) that received transitional pass-through payments.  In January, 2004, a pass-through methodology was reintroduced for brachytherapy seeds.

Annually CMS proposes, and after consideration of public comment, implements changes to OPPS and payment rates for the following calendar year.  The OPPS methodology determines the amount hospitals will be reimbursed for procedures performed on an outpatient basis and determines the profitability of certain procedures for the hospital and may impact hospital purchasing decisions.

The products most affected by these most recent changes in reimbursement rules are our penile implants for the treatment of erectile dysfunction and our brachytherapy seeds for the treatment of prostate cancer.  We cannot predict the final effect that any change in OPPS regulations, including future annual updates, will have on our customers or our penile implant and brachytherapy seed revenues.  Any such effect, however, could be negative if APC groupings become less advantageous, reimbursement allowables decline, or if the OPPS is modified in any other manner detrimental to our business.

Home Setting

Our disposable urological products are provided to Medicare beneficiaries in home care settings.  Medicare, under the Part B program, reimburses beneficiaries, or suppliers accepting assignment, for the purchase or rental of covered Durable Medical Equipment and supplies for use in the beneficiary's home or a home for the aged (as opposed to use in a hospital or skilled nursing facility setting).  As long as the Medicare Part B coverage criteria are met, certain of our products are reimbursed in the home setting pursuant to a fee schedule payment methodology.

There are increasing pressures on Medicare to control health care costs and to reduce or limit reimbursement rates for home medical equipment, supplies and services, such as urological products.  Medicare is subject to statutory and regulatory changes, retroactive rate adjustments, administrative and executive orders and governmental funding restrictions, all of which could significantly decrease reimbursement payments to our customers for our urological products, which may have a material impact on our revenues.

On February 11, 2003, CMS promulgated an interim final rule implementing its "inherent reasonableness" authority, which allows CMS and third-party insurance carriers to adjust payment amounts by up to 15% per year for certain Medicare covered items and services when the existing payment amounts are determined to be grossly excessive or deficient.  Using this authority, CMS and the carriers may reduce reimbursement levels for certain items and services covered by Medicare Part B, which could have an adverse effect on our results of operations.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, was enacted. The new law significantly changes how Medicare Part B will pay for many medical supplies and products used in the home setting.  Starting in 2007, Medicare will begin to phase in a nationwide competitive bidding program to replace the existing fee schedule payment methodology.  Under competitive bidding, suppliers would compete for the exclusive or limited right to provide items to beneficiaries in a defined region.  CMS may use information on payments from the competitive bidding program to adjust payments in regions not subject to competitive bidding.  The impact of this competitive bidding program on our business is uncertain.  At this time, we do not know with certainty whether urologicals will be subject to inherent reasonableness and/or competitive bidding, nor can we predict the impact of inherent reasonableness and competitive bidding will have on our business.

Some of our medical supplies may be used by home health agencies ("HHA") in connection with home care services furnished to their patients.  HHAs are reimbursed by Medicare for their services pursuant to a Home Health Prospective Payment System, under which most of the services a Medicare patient receives under a home health plan of care are covered by a single payment received by the home health agency for each 60-day episode of care. Home Health Resource Groups are used to classify patients for purposes of determining payment rates.  The amount of the payment will ultimately depend upon the Home Health Resource Group to which the patient is assigned, and is subject to a variety of adjustments.  The Medicare Prescription Drug, Improvement and Modernization Act of 2003 increased the market basket update by 0.8%, and provided additional reimbursement increases for rural HHAs.  Because our HHA customers generally receive fixed payments for their Medicare covered services, any decrease in reimbursement rates or any increase in HHA operating costs could have a negative impact on our revenues.

Skilled Nursing Facility Setting

Skilled nursing facilities, or SNFs, which may purchase our products, are reimbursed by Medicare under a prospective payment system for Medicare covered services.  Under this system, SNFs are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by assigning each patient upon admission into one of many resource utilization group ("RUG") categories, based upon a patient's acuity level.  Through the RUG reimbursement system, the SNF receives a patient specific prospectively determined daily payment amount intended generally to cover all inpatient services and items for Medicare patients, including use of certain of our products.  Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined than in the past to use products which had previously been reimbursed as variable ancillary costs.  CMS issued two increases in SNF rates effective October 1, 2003: a 3.0% increase of the annual update to the market basket and an additional 3.3% market basket increase to correct the underestimate of the market basket forecast in prior years.  Because our SNF customers generally receive fixed payments for their Medicare covered services, any decrease in reimbursement rates or any increase in SNF operating costs could have a negative impact on our revenues.

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

Private Payors

Many third-party private payors, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase of our products.  The scope of coverage and payment policies varies among third-party private payors.  Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective technologies and products by health care providers.  Future changes in reimbursement methods and cost control strategies may limit or discontinue reimbursement for our products and could have a negative effect on revenues and results of operations.

Health Care Fraud and Abuse Laws and Regulations

The federal government has made a policy decision to significantly increase the financial resources allocated to enforcing the health care fraud and abuse laws.  Private insurers and various state enforcement agencies also have increased their level of scrutiny of health care claims and arrangements in an effort to identify and prosecute fraudulent and abusive practices in the health care industry.  We monitor compliance with federal and state laws and regulations applicable to the health care industry in order to minimize the likelihood that we would engage in conduct or enter into contracts that could be deemed to be in violation of the fraud and abuse laws.  The health care fraud and abuse laws to which we are subject include the following, among others:

Federal and State Anti-Kickback Laws and Safe Harbor Provisions.  The federal anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program, including Medicare or Medicaid, subject to various "safe harbor" provisions.  The anti-kickback prohibitions apply regardless of whether the remuneration is provided directly or indirectly, in cash or in kind.  Interpretations of the law have been very broad.  Under current law, courts and federal regulatory authorities have stated that this law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.  A violation of the statute is a felony and could result in civil and administrative penalties, including exclusion from the Medicare or Medicaid program, even if no criminal prosecution is initiated.

The Department of Health and Human Services has issued regulations from time to time setting forth safe harbors, which would guarantee protection of certain limited types of arrangements from prosecution under the statute if all elements of a particular safe harbor are met.  However, failure to fall within a safe harbor or within each element of a particular safe harbor does not mean that an arrangement is per se in violation of the federal anti-kickback laws.  As the comments to the safe harbors indicate, the purpose of the safe harbors is not to describe all illegal conduct, but to set forth standards for certain non-violative arrangements.  If an arrangement violates the federal anti-kickback laws and full compliance with a safe harbor cannot be achieved, we risk greater scrutiny by the Office of the Inspector General, ("OIG"), and, potentially, civil and/or criminal sanctions.  We believe our arrangements are in compliance with the federal anti-kickback laws, and analogous state laws; however, regulatory or enforcement authorities may take a contrary position, and we cannot assure that these laws will ultimately be interpreted in a manner consistent with our practices.

Federal False Claims Act.  We are subject to state and federal laws that govern the submission of claims for reimbursement.  The federal False Claims Act imposes civil liability on individuals or entities that submit (or "cause" to be submitted) false or fraudulent claims to the government for payment.  Violations of the False Claims Act may result in civil monetary penalties for each false claim submitted treble damages and exclusion from the Medicare and Medicaid programs.  In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present (or cause to be presented) false or fraudulent claims or documentation to the government.  In addition, the OIG may impose extensive and costly corporate integrity requirements upon a health industry participant that is the subject of a false claims judgment or settlement.  These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of any such compliance program, as well as the relevant laws and regulations.

The False Claims Act also allows a private individual to bring a "qui tam" suit on behalf of the government for violations of the False Claims Act, and if successful, the "qui tam" individual shares in the government's recovery.  A qui tam suit may be brought, with only a few exceptions, by any private citizen who has material information of a false claim that has not yet been previously disclosed.  Recently, the number of qui tam suits brought in the health care industry has increased dramatically.  In addition, several states have enacted laws modeled after the False Claims Act.

Product Development

We are focused on the development of new products and improvements to existing products, as well as obtaining FDA approval of certain products and processes, and we maintain the highest quality standards of existing products.  During fiscal 2004, 2003 and 2002, we spent a total of $30,041,000, $22,978,000, and $21,806,000 respectively, for research and development.

Patents and Licenses

It is our policy to protect our intellectual property rights relating to our products when and where possible and appropriate.  Our patents and licenses include those relating to penile prostheses, tissue expanders, a combination breast implant and tissue expander (Becker® implant), pelvic floor products and related surgical implantation methods (trans-obturator approach), body contouring (liposuction) equipment and disposable catheters.  We license technology through supplier and licensing arrangements for certain products, including brachytherapy seeds and breast implants.  We believe that although our patents and licenses are material in their totality, no single patent or license is material to our business as a whole.

In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.  While we believe design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, we also recognize that our patents and license rights may make it more difficult for our competitors to market products similar to those we produce.  We can give no assurance that our patent rights, whether issued, subject to license, or in process, will not be circumvented, terminated, or invalidated.  Further, there are numerous existing and pending patents on medical products and biomaterials.  We can give no assurance that our existing or planned products do not or will not infringe such rights or that others will not claim such infringement or that we will be able to prevent competitors from challenging our patents or entering markets currently served by us.

Raw Material Supply and Single Source Suppliers

We obtain certain raw materials and components for a number of our products from single source suppliers, including our implant quality silicone elastomers and gel materials for mammary prostheses.  We believe our sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a negative impact on sales.  No significant interruptions to raw material supplies occurred during fiscal 2004.

Our saline-filled mammary implants, inflatable penile prostheses, catheters and other products are available for sale in the United States under FDA approvals and/or clearances.  Gel-filled mammary implants are only available as part of the adjunct clinical study.  A change in raw material, components or suppliers for these products may require a new FDA submission, and subsequent review and approval.  There is no assurance that such a submission would be approved without delay, or at all.  Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.

We have secured supplier arrangements for certain products.  Those products includes Tutogen® processed fascia lata for the Suspend® Sling, ObTape® and Tutogen® processed dermis for Axis™, used in pelvic floor reconstruction, BTA Stat® bladder cancer test, and radioactive sources for our palladium brachytherapy seeds.  These suppliers are our sole-source of these products.  Any interruption in their ability to supply the product may have an adverse impact on our sales and results of operations.  In January 2003, our exclusive distribution and supply agreement with NASI expired and resulted in interruption of our supply of palladium brachytherapy seeds.  This supply interruption contributed to lost sales of approximately $3 million per quarter for the first three quarters of fiscal 2004 and lost sales of approximately $1 million in the fourth quarter.

Seasonality

Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as surgeons and patients tend to take vacation, particularly in Europe, during this quarter.

Working Capital

We maintain normal industry levels of inventory in each of the three segments of our business.  This includes significant consignment inventories of our aesthetics products to aid the surgeon in correctly sizing an implant to meet patient needs and to reduce the rate of returns of products that are purchased in order to facilitate sizing options.  Inventories are managed to levels consistent with high levels of customer service.  Additionally, new product introductions require inventory build-ups to ensure success.

Our accounts receivable credit terms are consistent with normal industry practices in each of the markets that we sell our products.  Aesthetic surgery product return policies allow for product returns for full or partial credit for up to six months.  It is common practice to order additional quantities and sizes to facilitate correct sizing to meet patient needs.  Consequently, product return rates are high but are considered to be consistent with the industry rates.  See "Application of Critical Accounting Policies - Revenue Recognition" of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of March 31, 2004, we employed approximately 2,050 people, of whom 1,276 were in manufacturing, 434 in sales and marketing, 185 in research and development and 155 in finance and administration.  We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

Our executive officers as of June 11, 2004 are listed below, followed by brief accounts of their business experience and certain other information.

Name	Age	Position
Christopher J. Conway	65	Chairman of the Board
Eugene G. Glover	61	Senior Vice President, Business Development
Joshua H. Levine	45	President and Chief Executive Officer
Loren L. McFarland	45	Vice President, Chief Financial Officer and Treasurer
Adel Michael	60	Vice Chairman and Secretary
Maher Michael, M.D.	52	Vice President, Medical Director, Clinical and Regulatory Submissions
Bobby K. Purkait	54	Senior Vice President, Business Development
Clarke Scherff	57	Vice President, Regulatory Compliance, Quality Assurance and Compliance Officer
Peter Shepard	58	Senior Vice President, Business Development
Cathy Ullery	51	Vice President, Human Resources

Mr. Conway is a founder of the Company and has served as Chairman of the Board since 1969.  He served as Chief Executive Officer from 1969 through July 1999.  In September 2000, he resumed the positions of Chief Executive Officer and President, and served in these roles until May 2004.  Mr. Conway continues to serve as Chairman of the Board.

Mr. Glover is a founder of the Company and held the position of Vice President, Engineering from 1969 to 1986.  In October 2000, he was appointed Senior Vice President, Advanced Development.  He continued in this role until December 2003, when his focus was shifted to Business Development, where he currently serves as Senior Vice President.

Mr. Levine joined us in October 1996 as Vice President, Sales, Aesthetic Products.  In September 1998, he was promoted to domestic Vice President, Sales and Marketing, Aesthetic Products.  In January 2000, Mr. Levine resigned to join a start-up practice management organization, The Plastic Surgery Company where he was Chief Development Officer until his resignation in September 2000.  (More than a year after his resignation, in March 2002, The Plastic Surgery Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.)  In September 2000, Mr. Levine rejoined us as Vice President, Domestic Sales & Marketing for Aesthetic Products, and in November 2001, he assumed global responsibilities for all of aesthetic sales and marketing activities.  Mr. Levine was promoted to Senior Vice President, Global Sales & Marketing in June 2002.  In December 2003, Mr. Levine was promoted to President and Chief Operating Officer, followed by his recent promotion to President and Chief Executive Officer in May 2004.  Prior to joining us, from 1989 to 1996, Mr. Levine was with Kinetic Concepts Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI Home Health Care Division.

Mr. McFarland joined us in 1985 as General Accounting Manager.  He was promoted to Assistant Controller in 1987 and to Controller in 1989.  In 2001, Mr. McFarland was promoted to Vice President of Finance and Corporate Controller.  In May 2004, he was promoted to the position of Chief Financial Officer and Treasurer.  From 1981 to 1985, Mr. McFarland was employed by Touche Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor.

Mr. Adel Michael joined us in April 2000 as Senior Vice President, Chief Financial Officer and Treasurer.  He was promoted to Executive Vice President in September 2001.  In December 2003, he was promoted to Vice Chairman.  Mr. Michael relinquished his roles as Chief Financial Officer and Treasurer in May 2004, but remains as Vice Chairman.  Prior to joining us, from 1989 to 2000 he was Vice President, Chief Financial Officer of Getz Brothers, Inc., an international conglomerate with a wide range of products including medical supplies and a subsidiary of the Marmon Group.  From 1983 to 1989 he was a Group Controller for the Marmon Group, Inc.  He was the Controller for Amphenol Corporation, a subsidiary of Allied Corporation, from 1972 to 1983 and was employed by Bell and Howell from 1969 to 1972.

Dr. Maher Michael joined us in February 2002 as Vice President, Clinical and Regulatory Submissions and Medical Director.  Prior to joining us, Dr. Michael was Director, Corporate Regulatory Affairs and Medical Director for APIC, USA, Inc. from 1997 to 2002.  He was Medical Director for ARZCO Medical Systems, Inc., a subsidiary of Marmon Group, Inc., from 1988 to 1996.

Mr. Purkait joined us in February 1986 and has served in various capacities in research and development.  He was promoted to Vice President, Science and Technology in 1988 and to Senior Vice President in April 1998.  In January 2002, his responsibilities were changed to focus on identifying and assessing the value and feasibility of new technologies.  In April 2004, his title was changed to Senior Vice President, Business Development.

Mr. Scherff joined us in July 1995 as Director,Regulatory Affairs following the acquisition of Optical Radiation Corporation, where he held the position of Group Vice President, Quality Assurance/Regulatory Affairs from April 1993 to June 1995.  He was promoted to Vice President, Quality and Regulatory Assurance in June 1997, to Vice President, Regulatory Compliance and Compliance Officer in October 2000, and resumed the duties of quality assurance and designation as Vice President, Regulatory Compliance/Quality Assurance and Compliance Officer.  Prior to Mr. Scherff's employment with us, he held various positions of increasing responsibility for American Hospital Corporation/Baxter Healthcare Corporation during 1980 to 1993, ultimately serving as the Director of Quality Assurance.

Mr. Shepard joined us in 1976 as a sales representative.  In 1982, he was promoted to Vice President, Sales and in 1992 to Vice President, Sales and Marketing for the Surgical Urology and Healthcare products division.  In 1996, he was appointed as Vice President, Business Development.  In October 2000, Mr. Shepard resumed the position of Vice President, Sales and Marketing for the Surgical Urology and Healthcare product lines.  He was promoted to Senior Vice President, Global Sales and Marketing, Urology and Healthcare Products in June 2002.  In January 2004, Mr. Shepard's focus was changed to Business Development, where he is currently a Senior Vice President.

Ms. Ullery joined us in 1998 and served in several capacities in the Human Resources Department.  She was promoted to Director, Human Resources in July 1999, and Vice President, Human Resources in May 2002.  Prior to her employment with us, Ms. Ullery was Director, Organizational Effectiveness for the City of Tucson from 1993 to 1997.  From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs.

Available Information

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

Risk Factors

Our business faces many risks.  The risks described below may not be the only risks we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or the notes offered hereby could decline. You should consider the following risks, as well as the other information included or incorporated by reference in this prospectus, before deciding to invest in our common stock or the notes offered hereby.

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

The production and marketing of our products and our ongoing research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more difficult and more costly to bring our products to market, and we cannot guarantee that any of our products will be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in, withdrawal, or rejection of FDA or other government entity approval of our products, may also adversely affect our business.  Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad.  In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, or may prevent us from broadening the uses of our current products for different applications.  In addition, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

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

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product development, improvement programs and required clinical studies to maintain and improve our competitive position.  Any significant delays in the above or termination of our clinical trials would materially and adversely affect our development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or in developing or acquiring new products or technologies that will timely achieve regulatory approval.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others.  On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our PMA application to the FDA for the pre-market approval for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the earlier guidance document provided by the FDA.  The FDA has indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  Any change in FDA guidance, such as that announced on January 8th by the FDA, may delay or may otherwise adversely affect our application or its review or approval by the FDA.  A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines, competitive position and ultimately our revenue and operating results.  We are in the process of amending our PMA application to meet the new FDA guidelines and responding to other issues raised by the FDA, and these processes may require substantial time and expense, with no assurances of success.  If our competitor gains FDA approval to market its competitive products before we do, our competitive position may suffer.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast and other implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity-whether accurate or inaccurate-concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability could suffer.

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

We are in the process of implementing an enterprise resource planning system that will be our primary business management system for nearly all of our businesses worldwide.  Many other companies have had severe problems with computer system implementation of this nature and scope.  We are using a controlled project plan and we believe we have assigned adequate staffing and other resources to the project to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

If we are unable to acquire companies, businesses or technologies as part of our growth strategy or to successfully integrate past acquisitions, our growth, sales and profitability could suffer.

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

On January 31, 2003, our sole source brachytherapy iodine and palladium seed supply agreement with North American Scientific, Inc. (NASI) expired, and we were unable to obtain a sufficient supply of seeds which, along with other factors, resulted in a loss of sales of approximately $10 million during fiscal 2004.  We now manufacture iodine seeds but we continue to rely on a sole source supplier for our supply of palladium seeds.  Future interruptions of the supply of seeds, could result in further lost sales.

Our international business exposes us to a number of risks.

More than one-third of our sales are derived from international operations.  Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros, British Pounds, Canadian Dollars or U.S. Dollars.  Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results.  Our operations and financial results may be adversely affected by other international factors, including:

  foreign government regulation of medical devices;
  product liability, intellectual property and other claims;
  new export license requirements
  political or economic instability in our target markets;
  trade restrictions;
  changes in tax laws and tariffs;
  managing foreign distributors and manufacturers;
  managing foreign branch offices and staffing; and
  competition.

Health care reimbursement or reform legislation could materially affect our business.

If any national health care reform or other legislation or regulations are passed that imposes limits on the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products.  Our revenues depend largely on U.S. and foreign government health care programs and private health insurers reimbursing patients' medical expenses.  Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products.  In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs.  These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations.  In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control.  In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  The Financial Accounting Standards Board ("FASB") has issued a Proposed Statement of Financial Accounting Standards ("SFAS"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95" ("Exposure Draft").  The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements.  The approval of this exposure draft or any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results of our business.

Our reported earnings per share may be more volatile because of the contingent conversion provision of the notes.

Holders of our 2¾% convertible notes are entitled to convert the notes into our common stock during any fiscal quarter prior to January 1, 2019, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more $35.15, if we have called the notes for redemption, or upon other specified events.  Until one of these contingencies is met, the shares underlying the notes are not included in the calculation of our basic or diluted earnings per share.  Should a contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.  Volatility in our common stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our diluted earnings per share.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of $39.43 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, distributors, stockholders, or competitors could be very costly and could substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

Our publicly-filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements such as the registration statement we filed in connection with our convertible bond offering, but reviews may also be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Our operating results may fluctuate substantially, and could precipitate unexpected movement in the price of our common stock and convertible notes.

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On March 31, 2004, the closing price of our common stock on the New York Stock Exchange was $30.10 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control such as changes in pricing policies by our competitors and the timing of significant orders and shipments.

Such factors, as well as other economic conditions, may adversely affect the market price of our securities, including our common stock and the notes.  There could be periods in which we experience shortfalls in revenue and/or earnings from levels expected by securities analysts and investors, which could have an immediate and significant adverse effect on the trading price of our securities, including our common stock and the notes.

ITEM 2.	PROPERTIES.

At March 31, 2004, we owned and leased the following facilities:

Location	Total Sq. Ft.	Principle Segment and Use

Owned Properties
Minnesota	185,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
France	124,000	Surgical Urology, Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
Netherlands	65,000	Aesthetic and General Surgery manufacturing, warehousing and administrative offices
Oklahoma	25,000	Surgical Urology manufacturing, warehousing and administrative offices
United Kingdom	13,000	Clinical and Consumer Healthcare manufacturing, warehousing and administrative offices
	412,000
Leased Properties
Texas	134,000	Aesthetic and General Surgery Manufacturing, warehousing and administrative offices
California	126,000	Services all Segments Corporate offices, research and development, and sales and marketing
France	99,000	Surgical Urology, Clinical and Consumer Healthcare Manufacturing, warehousing and administrative offices
United Kingdom	91,000	Clinical and Consumer Healthcare Manufacturing, warehousing and administrative offices
Arizona	20,000	Aesthetic and General Surgery Manufacturing, warehousing and administrative offices
Minnesota	17,000	Surgical Urology, Clinical and Consumer Healthcare Manufacturing, warehousing and administrative offices
Wisconsin	10,000	Aesthetic and General Surgery Research and development
	497,000

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

For information regarding lease obligations see Note N "Commitments" under "Notes to the Consolidated Financial Statements."

ITEM 3.	LEGAL PROCEEDINGS.

On February 20, 2004, we filed a patent infringement suit in the United States Court for the District of Minnesota against American Medical Systems, Inc. ("AMS").  The suit alleges that AMS is inducing infringement and contributing to the infringement of our United States Patent No. 6,638,211 B2 ("'211 Patent"), a patent involving a method for the treatment of urinary incontinence in women, by AMS offering for sale and selling its Monarc Subfacial Hammock in the United States.  The suit seekscompensatory and treble damages.  On February 23, 2004, AMS served us with a Complaint for declaratory judgment, which was filed in the same District Court on October 28, 2003, seeking a declaration that AMS does not infringe any valid claim of the '211 Patent and that the claims of the '211 Patent are invalid and unenforceable against AMS.  Because the cases involve the same facts, they will be heard by the same judge.

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which we in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, a member of our Board of Directors since March 1990, is a partner of PTF and is a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger.

In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings.  Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the New York Stock Exchange under the symbol "MNT" since August 2003.  Prior to August 2003, our common stock was traded on the Nasdaq National Market.  The high and low sales prices of our common stock, as reported by the Nasdaq or the NYSE, as applicable, for the two most recent fiscal years and as restated for a two-for-one stock split effected January 21, 2003, are set forth below.

Year Ended March 31, 2004	High	Low
Quarter ended March 31, 2004	$31.33	$23.87
Quarter ended December 31, 2003	24.37	20.00
Quarter ended September 30, 2003	25.00	19.09
Quarter ended June 30, 2003	$22.43	$17.01

Year Ended March 31, 2003	High	Low
Quarter ended March 31, 2003	$20.08	$15.58
Quarter ended December 31, 2002	22.02	16.14
Quarter ended September 30, 2002	18.16	13.03
Quarter ended June 30, 2002	$20.56	$17.33

According to the records of our transfer agent, there were approximately 925 holders of record of our common stock on June 7, 2004.  However, the majority of shares are held by brokers and other institutions on behalf of shareholders in approximately 8,500 accounts.  The actual number of total shareholders may be less due to shareholders holding accounts at more than one institution.

Dividend Policy

In fiscal 2002, we declared and paid a quarterly dividend of $.03 per share of common stock for all four fiscal quarters.  In fiscal 2003, we declared a quarterly dividend of $.03 per share of common stock for the first and second quarters.  On December 13, 2002, the Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on or about January 17, 2003 to shareholders of record on December 31, 2002.  A cash dividend for the third quarter of fiscal 2003 equivalent to that in the first and second quarters, but reflecting the two-for-one split, would have resulted in a dividend of $.015 per share.  However, the dividend was declared as $.02 per share payable to shareholders after the distribution of the additional shares issued in the stock split.  The fourth quarter dividend of $.02 per common share was declared on February 28, 2003 to shareholders of record on March 31, 2003 and payable on April 21, 2003.  In fiscal 2004, we declared and paid a quarterly dividend of $.02 per share of common stock for the first fiscal quarter.  On August 1, 2003, the Board of Directors authorized a significant increase in its cash dividend.  The quarterly dividend payable on the common stock was increased from $.02 to $.15 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability and alternative cash needs.  Our existing credit agreement limits the aggregate amount of dividends payable in any year to one-half of our net income of the preceding year.

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  We believe, but cannot be certain, that we will continue to repurchase shares during fiscal 2005, although we cannot estimate or guarantee the amount of shares to be repurchased during this time.  The table below sets forth certain share repurchase information for the quarter ended March 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
(in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fourth Quarter 2004
January 1 - January 31, 2004	249	$ 24.99	249	5,595
February 1 - February 29, 2004	-	-	-	5,595
March 1 - March 31, 2004	2,000	30.37	2,000	3,595

Total	2,249	$ 29.77	2,249	3,595

a.    In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program.  The initial authorization was for the repurchase of up to 1.0 million shares.  Subsequently, the Board of Directors has authorized the repurchase of an additional 19.2 million shares including 2.2 million and 5.0 million shares in May and December 2003, respectively.  These share amounts have been adjusted for the two-for-one stock split effected January 21,  2003.

b.   We have not set a date for the stock repurchase program to expire.

Issuance of Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million in aggregate principal amount of our 2¾% convertible subordinated notes due January 1, 2024.  From the aggregate offering price of $150 million, we received approximately $145.9 million in net proceeds after deducting the aggregate initial purchasers' discount and other fees of approximately $4.1 million.  Interest is payable on the notes on January 1st and July 1st of each year, beginning July 1, 2004.

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

The notes will be convertible into shares of our common stock, subject to the conditions described below, at an initial conversion price of $29.289 per share of common stock, subject to adjustments for certain events.  The closing price of our common stock on the New York Stock Exchange on December 16, 2003 was $22.53 per share.  The initial conversion price is equivalent to a conversion rate of approximately 34.1425 shares of common stock per $1,000 principal amount of notes.  The notes are convertible if any one of the following conditions is satisfied:

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

The notes are subordinated to our existing and future senior indebtedness and effectively subordinated to all indebtedness and other liabilities of our subsidiaries.  Our common stock is quoted on the New York Stock Exchange under the symbol "MNT."

The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder.  During the fourth quarter, we filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

We used $18.5 million of the proceeds for the net cost of convertible note hedge and warrants transactions with respect to our common stock to limit exposure to potential dilution from conversion of the notes.  The hedge transaction is designed to offset the conversion feature of the bonds for the same conversion price and same number of shares and cost $30.4 million.  We also issued warrants for net proceed of $11.9 million.  Under the terms of the warrants, upon exercise, we will issue 5,121,377 shares of our common stock at $39.4275 per share.  The warrants were sold to Credit Suisse First Boston and the sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section  4(2) of the Act.  We used approximately $102 million of the remaining net proceeds of the offering for repurchases of shares of our common stock.  We intend to use the remaining $25.4 million net proceeds of the offering, hedge and warrant transactions for general corporate purposes, which may include additional repurchases of our common stock.  We may also use a portion of the net proceeds for the acquisition of businesses, products, product rights or technologies.  Pending such uses, we intend to invest the net proceeds in investment-grade obligations and interest-bearing money market instruments.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information presented below is obtained from our audited consolidated financial statements for each of the five years ending March 31, 2004.   This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended March 31,
(in thousands, except per share data)	2004	2003(1)	2002(2)	2001(2)	2000
Statement of Income Data:
Net sales	$ 422,168	$ 382,384	$ 321,062	$ 268,894	$ 249,345
Gross profit	261,385	229,507	190,607	164,198	154,687
Operating income	79,069	76,977	57,516	41,787	39,431
Income before income taxes -
Continuing operations	80,140	79,039	59,216	46,549	42,389
Income taxes - continuing operations	25,361	23,219	17,396	14,731	13,563
Income from continuing operations	54,779	55,820	41,820	31,818	28,826
Discontinued operations, net of income tax	-	-	-	260	7,713
Net income	$ 54,779	$ 55,820	$ 41,820	$ 32,078	$ 36,539
Basic earnings (loss) per share(3):
Continuing operations	$ 1.20	$ 1.20	$ 0.88	$ 0.67	$ 0.59
Discontinued operations	-	-	-	0.01	0.16
Basic earnings per share	$ 1.20	$ 1.20	$ 0.88	$ 0.68	$ 0.75
Diluted earnings (loss) per share(3):
Continuing operations	$ 1.15	$ 1.15	$ 0.85	$ 0.66	$ 0.57
Discontinued operations	-	-	-	-	0.16
Diluted earnings per share	$ 1.15	$ 1.15	$ 0.85	$ 0.66	$ 0.73
Dividends per common share	$ 0.47	$ 0.07	$ 0.06	$ 0.05	$ 0.05
Average outstanding shares(3):
Basic	45,543	46,428	47,278	47,254	48,768
Diluted	47,757	48,388	48,926	48,372	50,168
Balance Sheet Data:
Working capital	$ 198,109	$ 167,996	$ 126,556	$ 112,461	$ 124,141
Total assets	498,779	398,088	324,636	290,837	230,706
Long-term accrued liabilities, less current portion	17,996	13,970	12,873	10,691	-
Convertible subordinated notes	150,000	-	-	-	-
Shareholders' equity	$ 198,304	$ 276,710	$ 224,178	$ 196,306	$ 183,642

(1)   Results in fiscal 2003 include the impact of the Portex acquisition in May 2002.
(2)   Results after fiscal 2000 include the impact of the Porges S.A. acquisition in February 2001.
(3)   Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected January 21, 2003.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the "Risk Factors" information in the "Business" section of this report.  All per share amounts and shares outstanding amounts have been adjusted to reflect a two-for-one stock split effected January 21, 2003.

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When the Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  We record estimated reductions to revenue for customer programs and other volume-based incentives.  Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required.  We also allow credit for products returned within our policy terms.  We record an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns.  Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.

Accounts Receivable

We market our products to a diverse customer base, principally throughout the United States, Canada and Western Europe.  We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information.  We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments.  Estimated losses are based on historical experience and any specifically identified customer collection issues.  If the financial condition of our customers, or the economy as whole, were to deteriorate resulting in an impairment of our customers' ability to make payments, additional allowances may be required.  These additional allowances for estimated losses would be included in selling, general and administrative expenses.

Inventories

We value our inventory at the lower of cost, based on the first-in first-out ("FIFO") cost method, or the current estimated market value of the inventory.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  These additional valuation adjustments would be included in cost of goods sold.

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

Goodwill and Intangible Asset Impairment

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In addition, we evaluate goodwill on at least an annual basis.  In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002 and analyzed goodwill and intangibles for impairment and no impairment were noted as a result of this analysis.  If these assumptions and their related estimates change in the future, we may be required to record impairment charges for these assets.  These impairment charges would be included in the results of operations.

RESULTS OF OPERATIONS

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%

Cost of sales	38.1	40.0	40.6
Gross profit	61.9	60.0	59.4

Selling, general, and administrative	36.1	33.9	34.7
Research and development	7.1	6.0	6.8

Operating income	18.7	20.1	17.9
Interest expense	(0.4)	(0.3)	(0.3)
Interest income	0.4	0.6	0.7
Other income, net	0.3	0.3	0.1

Income before income taxes	19.0	20.7	18.4
Income taxes	6.0	6.1	5.4
Net income	13.0%	14.6%	13.0%

YEARS ENDED MARCH 31, 2004 AND 2003

Sales

Sales for fiscal 2004 increased $40 million to $422 million from $382 million in fiscal 2003, an increase of 10.5%.  The increase in sales occurred in both the domestic and international markets.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international sales of $21 million, or approximately five percentage points of the year-to-year growth.  We expect total sales to increase in fiscal 2005 at a low double digit rate over sales in fiscal 2004.

Sales of aesthetic and general surgery products increased 14% to $218.4 million from $191.4 million in the prior year.  Sales of breast implant products increased 13% to $194.1 million from $171.4 million in the prior year.  Approximately $17.6 million of the increase in breast implant products is attributable to organic growth in unit sales of our breast implants and associated products and approximately $5.1 million is the result of a favorable impact of foreign exchange rate movements.  Sales of body contouring products increased 21% to $15.3 million from $12.6 million in the prior year.  An increase in body contouring product sales is primarily attributable to increased liposuction procedural volumes, as awareness and acceptance of this procedure increases.  In addition, other product sales increased $1.6 million primarily attributable to our acquisition of Inform Solutions and ancillary product sales.

Sales of surgical urology products increased 1.6% to $108.4 million from $106.7 million in the prior year.  Increases in sales of pelvic floor products and disposable urinary care products, along with a favorable impact of foreign exchange rate movements of $9.4 million were partially offset by a $1.5 million decrease in penile implant sales and a $9.9 million decrease in brachytherapy product sales from the prior year.  Sales of pelvic floor products increased 56% to $15.5 million from $10.0 million in the prior year primarily due to the introduction of the ObTape sling to the U.S. market in August 2003 and the favorable impact of foreign exchange rate movements.  Sales of disposable urinary care and other products increased 13.6% to $55 million from $47.5 million in the prior year.  The increase was primarily a result of the favorable impact of foreign exchange rate movements.  Sales of penile implant products for the year decreased 6% to $23.2 million from $24.7 million in the prior year.  In the fourth quarter of fiscal 2004, we restructured our domestic urology sales force and provided cross-training across the full range of our urology product line, which we believe attributed to a short-term negative impact on our penile implant product sales.  In addition, we believe sales were also negatively impacted by the recent introduction of new drug therapies for erectile dysfunction in the U.S.  Brachytherapy sales decreased $9.9 million to $14.6 million from $24.5 million, a decrease of 40% from the prior year.  This decrease is a result of several factors.  On January 31, 2003, our exclusive distribution and supply agreement with NASI, which was our sole source of iodine and palladium seeds, expired resulting in an interruption of our supply of seeds.  On February 1, 2003, we completed our acquisition of Mills Biopharmaceuticals, Inc. and began supplying our customers with iodine seeds manufactured by Mills.  In addition, we reached a nonexclusive one-year agreement with Best Medical, Inc. (Best) to distribute Best™ Palladium-103 brachytherapy seeds.  However, due to Best's difficulties in increasing manufacturing capacity in a short time frame, and our inability to secure sufficient new vendor supply of palladium brachytherapy seeds, we were unable to fill all customer orders.  In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices of our brachytherapy products.  These market factors and supply interruptions resulted in lost sales of approximately $3 million per quarter for the first three quarters of fiscal 2004 and lost sales of approximately $1 million in the fourth quarter.  We do not expect supply interruptions to affect fiscal 2005 sales, however, it is unclear how the other market factors will affect future sales.

Sales of clinical and consumer healthcare products increased 13% to $95.4 million from $84.3 million in the prior year.  Sales growth was generally aided by the effect of the stronger Euro as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar; this effect was approximately $6.4 million for the segment.  The remainder of the growth is attributable to recent direct-to-consumer advertising, and the introduction of the Self-Cath Plus™ lubricious catheter in fiscal 2002, which positively impacted unit sales.  Sales of intermittent catheters increased 9%, or $2.5 million to $31.0 million, and were partially offset by a decrease of 8%, or $1.5 million in sales of male external catheters as compared in the prior year.  The decrease in male external catheter sales is primarily attributable to the timing of distributor purchases, and future sales are expected to increase at market rates of growth.  Sales of other disposable healthcare and ostomy products increased 28% to $46.3 million from $36.2 million in the prior year primarily due to the favorable impact of foreign exchange rate movements and unit volume growth.

Cost of Sales

Cost of sales for fiscal 2004 was 38.1% of net sales, compared to 40.0% in fiscal 2003.  Cost of sales for the aesthetic and general surgery products decreased to 27.7% from 28.1% of net sales, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility, partially offset by manufacturing inefficiencies at our new manufacturing facility in The Netherlands.  Cost of sales for surgical urology products decreased to 48.6% from 51.2% of net sales, primarily due to the decrease in brachytherapy sales which have a lower margin than other surgical urology products and the vertical integration of our subsidiary, Mills Biopharmaceuticals, as the manufacturer of our own iodine brachytherapy seeds.  Cost of sales for clinical and consumer healthcare products decreased to 49.9% from 52.7% of net sales in the prior year, primarily due to product mix shift towards higher margin products and manufacturing efficiencies in our Minnesota facility.

Selling, General and Administrative

Selling, general and administrative expenses increased $23 million to 36.1% of net sales in fiscal 2004 compared to 33.9% of net sales in fiscal 2003.  Approximately $8 million of the increase reflects the effect of foreign currency rate movements, primarily the stronger Euro.  We had generally higher levels of expenses at our foreign sales and manufacturing subsidiaries of approximately $4.4 million and new general and administrative expenses at recently acquired subsidiaries of approximately $2.2 million.  We are in the process of implementing a global enterprise resource planning ("ERP") system.  As a result, certain non-capitalizable expenses, training costs, depreciation and start-up inefficiencies contributed to higher levels of expenses.  These costs were approximately $3 million of which $1 million is expected to be ongoing.  Selling and marketing expenses included approximately $1 million of additional expenses related to the reorganization of the urology sales forces for cross training and costs related to a reduction in the number of employees.  The balance of the increase is generally related to higher levels of selling and marketing efforts.

Research and Development

Research and development expenses in fiscal 2004 increased $7.0 million to $30.0 million and to 7.1% of net sales from 6% in fiscal 2003.  Approximately $5.8 million of the increase was attributable to the aesthetic and general surgery segment and was primarily due to increased activity in our breast implant studies to support our gel implant PMA, increased patient volume in our adjunct study and our recent acquisition of A-Life Ltd which is developing hyaluronic acid based soft tissue filler for aesthetic facial applications.  The remaining increase of $1.2 million is attributable to our ongoing development activities in our surgical urology segment and the development of automated manufacturing technologies, and development expenses related to brachytherapy seeds.  Our gel implant PMA was filed with the FDA in December 2003 and we are in the process of amending our application to meet new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants released by the FDA.   We expect to begin new clinical and laboratory studies in the near future for our newly licensed botulinum toxin and our recently acquired hyaluronic acid products for facial applications.  In addition, we are committed to a variety of clinical and laboratory studies in connection with our gel-filled and saline-filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $1.8 million in fiscal 2004, compared to $1.0 million in fiscal 2003.  Interest expense includes interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to certain acquisitions of assets during fiscal 2001 and 2002.  In December 2003, we issued 2¾% convertible subordinated notes totaling $150 million.  Interest expense for fiscal 2004 includes four months of accrued interest payable and amortization of bond issue costs.  The increase in interest expense is attributable to the interest on these notes, partially offset by lower rates of interest, lower levels of borrowings on our operating lines and decreased levels of imputed interest on acquisition liabilities.  We expect that interest expense related to the convertible notes will be approximately $4.9 million in fiscal year 2005.

Interest income decreased to $1.7 million in fiscal 2004, from $2.5 million in fiscal 2003.  The decrease is due to lower prevailing interest rates on short-term investments, partially offset by higher levels of cash balances available for investment.

Other income, net primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income, net increased to $1.2 million from $0.6 million in the prior year.  This increase was the result of the favorable impact of the Euro's relative strength compared to the U.S. dollar, partially offset by a decrease in realized and unrealized gains and losses in our portfolio of marketable securities.  During fiscal 2003 we recorded a one-time pre-tax impairment charge of $1,857,000 related to our investment in Paradigm Medical.  Also in fiscal 2003, we sold our remaining investment in NASI and we recorded a pre-tax gain of $403,000.

Income Taxes

Our effective rate of corporate income taxes was 31.6% in fiscal year 2004, an increase of 2.2% of pretax income from the 29.4% rate in fiscal year 2003.  The increase in the effective tax rate represents a return to our historic effective tax rate, as the prior year's rates reflected refunds received in the third quarter of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income and Earnings Per Share

Net income in fiscal 2004 decreased 2% to $54.8 million from $55.8 million in fiscal 2003.  Earnings per share was $1.20 per share in both fiscal 2004 and 2003.  Diluted earnings per share was $1.15 per diluted share in both fiscal 2004 and 2003.  The effect of lower net income in fiscal 2004 was offset by the positive impact of fewer shares outstanding due to our stock repurchase program.  Increased sales and lower cost of goods sold in fiscal 2004 were offset by higher operating expenses, which resulted in a decrease in operating income.  Fiscal 2004 net income was partially impacted by a slightly higher effective tax rate compared to fiscal 2003.  We expect earnings per share for fiscal 2005 to increase at a mid-teen percentage rate over earnings per share in fiscal 2004.

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

Sales of surgical urology products increased 13% to $107 million from $94 million in the prior year.  The growth primarily resulted from strong sales of products acquired in our February 2001 acquisition of Porges S.A., product sales and the effect of a stronger Euro.  Penile implant sales increased $1.5 million, due in part to incremental sales from the Titan™ inflatable device introduced in the third quarter of fiscal 2003 and marketing program efforts to increase consumer awareness.  Sales of pelvic floor reconstruction products increased $2.5 million due to new product introductions late in fiscal 2002.  Brachytherapy sales decreased $1.0 million, or 4%, from the prior year as unit sales increases were partially offset as competitive pressures decreased average selling prices.  In addition, interruption of our supply of palladium radioactive seeds due to the expiration of our exclusive distribution agreement with NASI and difficulties in securing new vendor supply to fulfill customer orders resulted in lost sales, and these difficulties have continued into fiscal 2004.

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

Cost of Sales

Cost of sales was 40.0% of net sales for fiscal 2003, compared to 40.6% in fiscal 2002.  Cost of sales for the aesthetic and general surgery products decreased from 30.0% of net sales to 28.1%, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility, partially offset by startup costs at our new manufacturing facility in the Netherlands.  Cost of sales for surgical urology products decreased from 51.7% of net sales to 51.2% primarily due to improved manufacturing efficiencies and the recent acquisition of Mills Biopharmaceuticals, Inc., to manufacture our own iodine brachytherapy seeds.  Cost of sales for clinical and consumer healthcare products increased from 50.2% of net sales to 52.7% primarily due to the May 2002 acquisition of the urology and ostomy businesses of Portex, whose products have lower margins than our previously existing products.

Selling, General and Administrative

Selling, general and administrative expenses were 33.9% of net sales in fiscal 2003 compared to 34.7% in fiscal 2002.  The decrease as a percentage of net sales reflect efficiencies of scale as selling, general and administrative costs grew at rates slower than overall revenue growth.  These economies of scale were offset slightly by the non-recurring general and administrative expenses associated with the recent acquisition of the urology and ostomy business of Portex and non-capitalizable expenses related to the implementation of information technology systems to modernize and integrate recent acquisitions.

Research and Development

Research and development expenses were 6.0% of net sales in fiscal 2003, a slight decrease from 6.8% in fiscal 2002.  Overall spending on research and development increased by 5.4% from the prior year.  The decrease in research and development as a percentage of net sales is partially attributable to several recent acquisitions and associated revenue growth in the clinical and consumer healthcare segment.  This segment has a generally lower level of research and development spending on new product development than the long term implantable products in the aesthetics and surgical urology segments.  Fiscal 2003 development costs relate primarily to our clinical studies and accelerated product enhancement projects for existing products and new product development.  Although we have successfully completed several pre-market approval application submissions related to mammary and penile implants in recent years, the amount of spending on research and development is not expected to decrease as the focus of our research and development efforts shifts towards product enhancements and new product development.  In addition, we are committed to several post FDA approval follow up studies, and a variety of clinical and laboratory studies in connection with our gel-filled and saline filled mammary implants and other products.

Interest and Other Income and Expense

Interest expense increased to $1.0 million in fiscal 2003, from $859 thousand in fiscal 2002.  In January 2001, we acquired the assets of South Bay Medical LLC.  Approximately $7 million of the purchase price was recorded as a long-term accrued liability at net present value.  In December 2001, we recorded an additional $1.7 million of long-term accrued liability at net present value related to the acquisition of certain intangible rights from Prosurg, Inc., Inc.  Imputed interest on these liabilities is charged to interest expense.  This imputed interest and balances outstanding on several lines of credit established to facilitate operating cash flow needs at our foreign subsidiaries, slightly offset by lower prevailing borrowing rates of interest, accounted for the increase in interest expense over the prior year.

Interest income increased to $2.5 million in fiscal 2003 from $2.2 million in fiscal 2002.  The increase is due to higher cash and marketable security balances partially offset by lower prevailing interest rates on short-term investments and a change in our investment strategy.  Our investment strategy involves a shift to taxable money market investments which have a higher pretax yield, from tax free municipal bonds and similar tax advantaged investment vehicles, which have a lower pre-tax yield.

Other income, net primarily include gains or losses on sales of marketable securities, disposal of assets, foreign currency gains or losses related to our foreign operations and impairment charges on long term investments.  Both years include income from the sale of marketable securities, net foreign exchange transaction and remeasurement gains and loss, offset by impairment charges on long term investments. In fiscal 2000, we recorded a $3 million permanent impairment of our equity investment in Intracel Corporation.  During fiscal 2002, we recorded an additional $3 million to completely write-off our investment in Intracel Corporation upon its bankruptcy filing.  During fiscal 2003, we sold our remaining investment in North American Scientific, Inc. and recorded a pre-tax gain of $403,000.  We determined the investment in Paradigm Medical Industries Inc. (Paradigm), was impaired and recorded a one-time pre-tax impairment charge of $1,857,000.  Other income, net for fiscal 2002, also includes a one-time gain of $700,000 related to the settlement of a dispute with Paradigm, a one-time foreign exchange gain of $720,000 on the repayment of our 15 million Euro loan to partially fund the acquisition of Porges S.A. and the realized gains on the disposition of long-term marketable securities available-for-sale of $1.3 million.

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

Net Income

Net Income for fiscal 2003 was $56 million, compared to $42 million for the previous year, an increase of $14 million or 33%.  Increased sales, primarily of aesthetics products, lower cost of goods sold and lower operating expenses as a percentage of net sales, and a tax refund increased net income, while the write-down of our investment in Paradigm reduced net income.

Inflation

We do not believe that inflation has had a material effect on our financial condition and results of operation for the reporting periods presented in this report.  We cannot be certain that inflation will not have a material adverse effect on our business in the future.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $118 million and $106 million at March 31, 2004 and 2003, respectively.  Other than the proceeds of the December 2003 offering of convertible subordinated notes, cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds.  Our working capital was $198 million at March 31, 2004, compared to $168 million at March 31, 2003.  We generated $74 million of cash from operating activities during the year ended March 31, 2004, compared to $76 million during the previous year.  Decreased cash flow from operating activities was primarily the result of an increase in accounts receivable due to the increase in net sales partially offset by a decrease in income taxes paid during the year.

During fiscal 2004, we invested approximately $18 million to upgrade production equipment and facilities, complete brachytherapy seed production, automate production technologies and upgrade and replace our information technology systems with a new Enterprise Resource Planning System (ERP) by JD Edwards.  In addition, we invested $6 million procuring intangible rights to products and technologies.  We anticipate investing approximately $20 million in fiscal 2005 to continue facility improvements and purchase production equipment.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $10.1 million and $6.7 million of cash in fiscal 2004 and 2003, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  At March 31, 2003, 1.8 million shares remained authorized for repurchase.  On July 31, 2003 and December 5, 2003 the Board of Directors increased the authorized numbers of shares to be repurchased by 2.2 million and 5.0 million, respectively.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million.  At March 31, 2004, 3.6 million shares remained authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

In January 2001, we completed the acquisition of the assets of South Bay Medical.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments are recorded as an acquisition obligation liability of $11.4 million at March 31, 2004.   Approximately $5.9 million of the future acquisition obligation liability is to be paid in shares of our common stock valued at fair market value on the date of issuance, over several years, based on the achievement of unit sale milestones.

In December 2001, we entered into several agreements with Prosurg, Inc. to purchase certain patent rights and a supply of product.  The total consideration included $2.0 million in cash and $1.7 million in short and long-term payments due over the next several years.  These future payments are recorded as an acquisition obligation liability at net present value and will increase with imputed interest to $2.0 million, due over the next several years, based on the achievement of certain milestones.

On August 25, 2003, we completed the acquisition of A-Life Ltd, a subsidiary of Vitrolife AB.  The consideration totaled $7.5 million of which $7.4 million was paid in cash from existing cash balances.

On September 9, 2003, we entered into several transactions to acquire from AMI, LLC, the exclusive license, marketing and distribution rights for certain products, and a related supply agreement with Prosurg, Inc.  We paid $3 million in cash and issued 133,630 restricted shares of our common stock valued at fair market value of $3 million.  The agreements commit us to make additional payments totaling up to $4.5 million upon the completion of certain developmental and regulatory milestones over the next several years.

On October 25, 2003, we acquired Inform Solutions, Inc., for total consideration of $3 million in cash.  The agreement commits us to make additional payments totaling up to $1.7 million based upon achievement of future sales and earnings thresholds over the next three years.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to $39.43.

For each of the first and second quarters of fiscal 2003, we paid a quarterly cash dividend of $.03 per share.  In December 2002, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend and increased the quarterly dividend on a post-split basis from $.015 per share to $.02 per share.  In July 2003, the Board of Directors declared another increase in the quarterly dividend rate from $.02 per share to $.15 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  At the current annual dividend rate of $.60 per share, the aggregate annual dividend would be approximately $25 million. Our Credit Agreement, described below, limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

We have a secured line of credit for borrowings up to $25 million ("Credit Agreement"), which accrues interest at the prevailing prime rate or 1.75% over LIBOR, at our discretion.  The Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  At March 31, 2004, two commercial letters of credit totaling $1.3 million were outstanding and secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2004, only $23.7 million was available for additional borrowings.

In addition, in February 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, are guaranteed by us, and total $6.9 million, of which $4.5 million was outstanding, and $2.4 million was available at March 31, 2004.

In fiscal 2002, a line of credit of $7.5 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  At March 31, 2004, $5.5 million was outstanding and $2.0 million was available under this line.  The line of credit provides for conversion to a term loan at prevailing interest rates when construction of the new facility is completed.

At March 31, 2004, our total short-term borrowings under all lines of credit were $10.0 million and the weighted-average interest rate was 3.58%.  The total amount of additional borrowings available to us under all lines of credit was $28.1 million and $26.3 million at March 31, 2004 and 2003, respectively.  At March 31, 2003, $8.2 million was outstanding under these lines of credit at a weighted average borrowing rate of 3.00%.

The following table summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$ 150,000	$ -	$ -	$ -	$ 150,000
Operating lease obligations	44,605	5,371	16,219	9,804	13,211
Purchase obligations	10,399	10,399	-	-	-
Lines of credit	10,012	10,012	-	-	-
Acquisition and other milestones	13,399	1,849	8,350	2,500	700
Other long-term liabilities reflected on the balance sheet under GAAP	9,010	375	3,784	750	4,101
Total	$ 237,425	$28,006	$28,353	$13,054	$ 168,012

The nature of our business creates a need to enter into purchase obligations with suppliers.  In accordance with accounting principles generally accepted in the United States, these unconditional purchase obligations are not reflected in the accompanying consolidated balance sheets.  Inventory related and other purchase obligations do not exceed our projected requirements over the normal course of business.

We enter into various product and intellectual property acquisitions and business combinations.  In connection with some of these activities, we agree to make payments to third parties when specific milestones are achieved, such as receipt of regulatory approvals or achievement of performance or operational targets.

The expected timing of payment of the obligations discussed above is estimated based on current information.  Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.  Amounts disclosed as contingent or milestone-based obligations are dependent on the achievement of the milestones or the occurrence of the contingent events and can vary significantly.

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

Our principal source of liquidity at March 31, 2004 consisted of $118 million in cash, cash equivalents and short-term marketable securities, plus $28 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  There is no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

FORWARD-LOOKING STATEMENTS

 Certain words in this report like "believe," "intend," "anticipate," "expect," "estimate," "seek," "project", "plan", "will", and similar expressions are intended to identify, in certain cases, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the predicted results.  Such factors which may affect forward-looking statements include, among others, the following:

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

The following discussion about our market risks involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to fluctuations in interest rates and foreign exchange rates.  We generally do not use derivative instruments.

Interest Rate Risk

We maintain a portfolio of highly liquid cash equivalents, with maturities of three months or less from the date of purchase.  We also have current marketable securities, consisting primarily of money market mutual funds, U.S., state and municipal bonds, and commercial paper that are of limited credit risk and have contractual maturities of less than two years.  Given the short-term nature of these investments, we are not subject to significant interest rate risk.

We have long-term marketable securities and investments which includes investments in Federal Home Loan Bank and Federal Mortgage Association bonds with maturities of two to five years.  We do not expect to experience any material impact upon our results of operation as a result of changes to interest rates related to these investments.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at a fixed rate of 2¾% per annum.  Our subsidiaries also maintain certain levels of variable rate debt such as operating lines of credit.  The majority of our debt carries a fixed rate percentage and therefore is not subject to significant interest rate risk.  A 100 basis point change in interest rates would not have a material impact on our results of operations or financial condition related to the variable rate debt described.

Exchange Rate Risk

A portion of our operations consist of sales activities in foreign markets.  We manufacture our products primarily in the United States and Europe and sell them outside the U.S. through a combination of international distributors and wholly owned sales offices.  Sales to third-party distributors and to the wholly owned sales offices are transacted in U.S. Dollars, Euros, British Pounds, and Canadian Dollars.  Our foreign sales offices primarily invoice customers in their local currency.

As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets mentioned.  The principal risk exposure we face results from fluctuation in foreign exchange rates.  We experience transactional exchange rate risk when one of our subsidiaries enter into transactions denominated in currencies other than their local currency.  In the last two fiscal years the effect of exchange rate risk has been favorable upon our operating results and financial condition.  We do not currently hedge any of the foreign exchange rate exposures.  A significant and rapid change in foreign exchange rates could have a material adverse effect upon our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is submitted pursuant to Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item, other than the information regarding Executive Officers set forth in Item 1, Business, is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is herein incorporated by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)(1)	Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of March 31, 2004 and 2003
Consolidated Statements of Income for the Years Ended March 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
(a)(2)	Consolidated Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts and Reserves
All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.
(a)(3)	Exhibits
The information required by this item is incorporated by reference to the Exhibit Index in this report.
(b)	Reports on Form 8-K

We filed a report on Form 8-K on May 18, 2004 regarding our press release announcing our fourth quarter and fiscal 2004 results.

We filed a report on Form 8-K on June 4, 2004 regarding our press release announcing our new Chief Executive Officer and Chief Financial Officer promotions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Mentor Corporation

We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

Los Angeles, California
May 17, 2004

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$ 118,225	$ 105,840
Marketable securities	193	184
Accounts receivable, net of allowance for doubtful accounts of $6,801 in 2004 and $5,406 in 2003	106,016	79,784
Inventories	67,912	61,269
Deferred income taxes	22,488	15,253
Prepaid expenses and other	13,205	10,858
Total current assets	328,039	273,188

Property and equipment, net	77,529	68,671
Intangible assets, net	51,014	35,570
Goodwill, net	23,711	16,520
Long-term marketable securities and investments	8,326	3,741
Other assets	10,160	398
	$ 498,779	$ 398,088

Liabilities and shareholders' equity
Current liabilities:
Account payable and accrued liabilities	$ 113,324	$ 95,638
Income taxes payable	285	453
Dividends payable	6,309	925
Short-term bank borrowings	10,012	8,176
Total current liabilities	129,930	105,192

Deferred income taxes	2,549	2,216
Long-term accrued liabilities	17,996	13,970
Convertible subordinated notes	150,000	-
Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
42,059,136 shares in 2004;
46,237,324 shares in 2003;	4,206	4,624
Capital in excess of par value	-	-
Accumulated other comprehensive income	19,122	6,399
Retained earnings	174,976	265,687
	198,304	276,710
	$ 498,779	$ 398,088
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(in thousands, except per share data)	2004	2003	2002
Net sales	$ 422,168	$ 382,384	$ 321,062

Cost of sales	160,783	152,877	130,455
Gross Profit	261,385	229,507	190,607

Selling, general, and administrative	152,275	129,552	111,285
Research and development	30,041	22,978	21,806
	182,316	152,530	133,091

Operating income	79,069	76,977	57,516

Interest expense	(1,844)	(1,022)	(859)
Interest income	1,663	2,456	2,217
Other income	1,252	628	342

Income before income taxes	80,140	79,039	59,216

Income taxes	25,361	23,219	17,396

Net income	$ 54,779	$ 55,820	$ 41,820

Earnings per share
Basic earnings per share	$ 1.20	$ 1.20	$ .88
Diluted earnings per share	1.15	1.15	.85
Dividends per share	$ .47	$ 0.07	$ .06

Weighted average shares outstanding
Basic	45,543	46,428	47,278
Diluted	47,757	48,388	48,926

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total
Balance March 31, 2001	23,672	$ 2,367	$ 7,625	$ (4,282)	$ 190,596	$ 196,306
Comprehensive income:
Net income	-	-	-	-	41,820	41,820
Foreign currency translation adjustment	-	-	-	(2,015)	-	(2,015)
Unrealized loss on investments	-	-	-	(190)	-	(190)
Comprehensive income						39,615
Exercise of stock options	533	53	6,777	-	-	6,830
Income tax benefit arising from the exercise of stock options	-	-	2,975	-	-	2,975
Repurchase of common stock	(732)	(73)	(17,377)	-	(1,265)	(18,715)
Dividends declared ($.12 per share)	-	-	-	-	(2,833)	(2,833)
Balance March 31, 2002	23,473	$ 2,347	$ -	$ (6,487)	$ 228,318	$ 224,178
Comprehensive income:
Net income	-	-	-	-	55,820	55,820
Foreign currency translation adjustment	-	-	-	13,437	-	13,437
Unrealized loss on investments	-	-	-	(551)	-	(551)
Comprehensive income						68,706
Exercise of stock options	374	37	6,621	-	-	6,658
Stock split	23,171	2,318	(2,318)
Income tax benefit arising from the exercise of stock options	-	-	2,699	-	-	2,699
Repurchase of common stock	(781)	(78)	(7,002)	-	(15,194)	(22,274)
Dividends declared ($.07 per share)	-	-	-	-	(3,257)	(3,257)

 (continued on next page)

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumu- lated Other Compre- hensive Income (loss)	Retained Earnings	Total
Balance March 31, 2003	46,237	$ 4,624	$ -	$ 6,399	$ 265,687	$ 276,710
Comprehensive income:
Net income	-	-	-	-	54,779	54,779
Foreign currency translation adjustment	-	-	-	12,616	-	12,616
Unrealized loss on investments	-	-	-	107	-	107
Comprehensive income						67,502
Exercise of stock options	1,094	109	9,980	-	-	10,089
Income tax benefit arising from the exercise of stock options	-	-	5,406	-	-	5,406
Issuance of common stock for the acquisition of intangible assets	133	13	2,987	-	-	3,000
Convertible note Hedge and warrants	-	-	(7,741)	-	-	(7,741)
Repurchase of common stock	(5,405)	(540)	(10,632)	-	(124,662)	(135,834)
Dividends declared ($.47 per share)	-	-	-	-	(20,828)	(20,828)
Balance March 31, 2004	42,059	$ 4,206	$ -	$ 19,122	$ 174,976	$ 198,304

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(in thousands)	2004	2003	2002
Operating Activities:
Income from operations	$ 54,779	$ 55,820	$ 41,820
Adjustments to derive cash flows operating activities:
Depreciation	11,808	11,397	9,982
Amortization	3,589	3,336	3,866
Deferred income taxes	(7,102)	(4,183)	(4,799)
Tax benefit from exercise of stock options	5,406	2,699	2,975
Loss (gain) on sale of assets	3,271	(433)	456
Imputed interest on long-term liabilities	2,717	576	512
Loss on long-term marketable securities and investment write-downs, net	136	1,454	301
Changes in operating assets and liabilities:
Accounts receivable	(22,634)	(9,577)	(8,366)
Inventories and other current assets	(3,681)	(4,276)	(5,338)
Accounts payable and accrued liabilities	25,944	22,946	16,025
Income taxes payable	(179)	(3,467)	997
Foreign currency transaction gain (loss)		(509)	-
Net cash provided by operating activities	74,054	75,783	58,431
Investing Activities:
Purchases of property and equipment	(17,875)	(16,441)	(15,094)
Purchases of intangibles	(6,053)	(302)	(166)
Purchases of marketable securities	(34,540)	(23,789)	(161,200)
Sales of marketable securities	27,813	44,750	140,329
Acquisitions, net of cash acquired	(14,295)	(14,666)	(4,347)
Other, net	(278)	500	(46)
Net cash used for investing activities	(45,228)	(9,948)	(40,524)
Financing Activities:
Issuance of convertible notes, net of issuance costs	126,305	-	-
Sale of warrants	11,891	-	-
Repurchase of common stock	(135,755)	(22,274)	(18,715)
Proceeds from exercise of stock options	10,089	6,658	6,830
Dividends paid	(20,829)	(3,037)	(2,839)
Borrowings under line of credit agreements	3,450	29	6,825
Repayments under line of credit agreements	(2,681)	(3,488)	(13,372)
Reduction in long-term debt	(101)	(14)	-
Deferred tax on investment	(9,503)	-	-
Net cash used for financing activities	(17,134)	(22,126)	(21,271)
Effect of currency exchange rates on cash and cash equivalents	693	1,734	(92)
Increase (decrease) in cash and cash equivalents	12,385	45,442	(3,456)
Cash and cash equivalents at beginning of year	105,840	60,398	63,854
Cash and cash equivalents at end of year	$118,225	$105,840	$ 60,398
Supplemental cash flow information
Cash paid during the year for:
Income taxes	$ 25,203	$ 30,506	$ 18,945
Interest	$ 580	$ 447	$ 645
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition of intangible assets	$ 3,000	-	-
Liabilities accrued related to the acquisition of intangible assets	-	-	$ 2,685

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

Note A - Summary of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969.  We develop, manufacture and market a broad range of products for the medical specialties of aesthetic and general surgery (plastic and reconstructive surgery), surgical urology and for clinical and consumer healthcare.  Our products are sold to hospitals, physicians and through various healthcare dealers, wholesalers, and retail outlets.

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

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 2004 and 2003.  Short-term investments mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government obligations, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds with maturities of two to four years.  During fiscal 1998, the Company made a $6 million equity investment in Intracel Corporation as part of an agreement to develop a bladder cancer treatment.  The investment was valued at cost as quoted market prices were not available.  During fiscal 2000, the Company recorded a $3 million charge to other income related to the investment.  In September 2001, Intracel filed for protection under Chapter 11 of the Bankruptcy Code.  After evaluation of the filing, the Company recorded an additional $3 million write-down as a charge to other income in the quarter ending December 31, 2001.  As a result of these two write-downs, the investment in Intracel is now recorded at no value.  The Company recorded a one-time gain in other income for the quarter ending December 31, 2001 upon the receipt of 350,000 shares of Paradigm Medical Industries, Inc. ("Paradigm") in settlement of a stock registration dispute.  The shares were valued at $700,000 based upon the quoted price on the date received.

During the year ended March 31, 2002, the Company sold a portion of its North American Scientific, Inc. ("NASI") and Paradigm securities and realized a pre-tax gain of $1.3 million, which is reflected in other income, net.  During the year ended March 31, 2004 the Company sold its remaining investment in NASI and recorded a pre-tax gain of $403,000, which is reflected in other income, net.  Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003 and we determined the decrease in market prices was more than temporary and recorded a one-time impairment charge of $1,857,000 pre-tax in other income, net.  The remaining investment in Paradigm is recorded at $48,000.

Available-for-sale investments at March 31, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 19,139	$ -	$ -	$ 19,139
Money market mutual funds	99,086	-	-	99,086
Marketable equity securities	56	-	(8)	48
U.S., State and Municipal agency obligations	8,193	-	-	8,193
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 126,752	$ -	$ (8)	$ 126,744

Included in cash and cash equivalents	118,225	$ -	$ -	$ 118,225
Included in current marketable securities	193	-	-	193
Included in long-term marketable securities and investments	8,334	-	(8)	8,326
Total available-for-sale investments	$ 126,752	$ -	$ (8)	$ 126,744

Available-for-sale investments at March 31, 2003 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 16,733	$ -	$ -	$ 16,733
Money market mutual funds	89,107	-	-	89,107
Marketable equity securities	3,493	7	(2,040)	1,460
U.S., State and Municipal agency obligations	2,184	3	-	2,187
Corporate debt securities	278	-	-	278
Investment in Intracel	-	-	-	-
Total available-for-sale investments	$111,795	$ 10	$(2,040)	$109,765

Included in cash and cash equivalents	$105,840	$ -	$ -	$105,840
Included in current marketable securities	184	-	-	184
Included in long-term marketable securities and investments	5,771	10	(2,040)	3,741
Total available-for-sale investments	$111,795	$ 10	$(2,040)	$109,765

Concentrations and Credit Risk

The Company obtains certain raw materials and components for a number of its products from single suppliers.  In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales.  During fiscal 2004, our supply of palladium brachytherapy seeds was reduced after the expiration of our supply agreement with NASI in fiscal 2003.  No material interruptions in raw material supply occurred during the last fiscal year.

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

The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with SFAS No. 48, "Revenue Recognition When the Right of Return Exists," and SAB No. 104, "Revenue Recognition."  As required by these standards, revenue can be recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized primarily upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  The Company records estimated reductions to revenue for customer programs and other volume-based incentives.  Should customer participation in these programs exceed that estimated by the Company, additional reductions to revenue may be required.  The Company also allows credit for products returned within its policy terms.  The Company records an allowance for estimated returns, based on historical experience, recent gross sales levels and any notification of pending returns, at the time of sale.  Should the actual returns exceed those estimated by the Company, additional reductions to revenue and cost of sales may be required.

Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out ("FIFO") method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is based on the useful lives of the properties and computed using the straight-line method.  Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated useful lives ranging from 3 to 15 years or lease term.  Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, trademarks and other intangibles.  These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method.  Goodwill, the excess purchase cost over fair value of net identifiable assets acquired, was amortized using the straight-line method in fiscal year 2002.  Goodwill amortization was discontinued in fiscal 2003 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing.  The impairment tests involved the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  If the fair value exceeds the book value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

Income Taxes

Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.  The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized.

Stock Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expense for stock options at fair value.  The Company has chosen to account for stock options using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  Accordingly, the Company has provided pro forma disclosures of net income and earnings per share as determined under the provision of SFAS No. 123 in Note G-Stock Options.

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing.  Advertising expenses were $1.2 million, $1.2 million and $1.4 million in 2004, 2003 and 2002, respectively.  There were no capitalized advertising costs as of March 31, 2004, 2003 and 2002.

Foreign Operations

Export sales to independent distributors, were $9,909,000, $13,281,000 and $11,765,000 in 2004, 2003 and 2002, respectively.  In addition, $160,471,000, $124,883,000 and $89,033,000 of sales in 2004, 2003 and 2002, respectively, were from the company's direct international sales offices primarily in Canada and Western Europe.  Income before income taxes for foreign operations was $9,635,000, $7,240,000 and $7,391,000 for fiscal 2004, 2003 and 2002, respectively.

Foreign Currency Translation

The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation."  The assets and liabilities of certain non-U.S. subsidiaries whose functional currencies are other than the U.S. Dollar are translated at current rates of exchange.  Revenue and expense items are translated at the average exchange rate for the year.  The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss).  Transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period they occur.

Derivative Instruments

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 requires all derivatives to be recorded as assets or liabilities at fair value.  Changes in derivative fair values will either be recognized in earnings, offset against changes in the fair value of the related hedged assets, liabilities and firm commitments or, for forecasted transactions, recorded as a component of accumulated other comprehensive income in shareholders' equity until the hedge transactions occur and are recognized in earnings.

Effects of Recent Accounting Pronouncements

In 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  This rule amends SFAS No. 123 to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures.  SFAS No. 148 does not require companies to expense stock options in current earnings.  The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation (see " Employee stock option and stock purchase plans"); however, the Company has adopted the additional interim disclosure provisions of the statement.  The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB No. 25, to account for employee stock options.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities."  In December 2003, the FASB issued a revised version of this Interpretation, FIN 46(R).  FIN 46(R) addresses the requirements for business enterprises to consolidate related entities, in which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary of these entities as a result of variable economic interests.  The Company must apply either FIN 46 or FIN 46(R) to Special Purpose Entities ("SPEs") created prior to February 1, 2003 and all entities, including SPEs, created subsequent to January 31, 2003 in the third quarter of fiscal year 2004.  The Company also must apply FIN 46(R) for all entities created prior to February 1, 2003 in the fourth quarter of fiscal year 2004.  We adopted FIN 46 on July 1, 2003 and FIN 46R for the quarter ended December 31, 2003.  The adoption did not have a material impact on our financial position or results of operation.

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

In December 2003, the SEC issued SAB No. 104, "Revenue Recognition," which codifies, revises, and rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The adoption of SAB No. 104 did not have a material impact on our financial position or results of operation.

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

Note B - Inventories

Inventories at March 31 consisted of:

(in thousands)	2004	2003
Raw materials	$ 13,050	$ 12,175
Work in process	11,572	10,894
Finished goods	43,290	38,200
	$ 67,912	$ 61,269

Note C - Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)	2004	2003
Land	$ 561	$ 538
Buildings	24,534	24,595
Leasehold improvements	23,776	23,551
Furniture, fixtures and equipment	103,242	79,032
Construction in progress	3,811	6,620
	155,924	134,336
Less accumulated depreciation and amortization	(78,395)	(65,665)
	$ 77,529	$ 68,671

Note D - Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

	Year Ended March 31,
(in thousands)	2004	2003	2002
Unrealized (gains) losses arising during period, net of taxes of $8, $225 and $347, respectively	$ 14	$ 421	$ 641
Reclassification adjustments for (gains) losses realized in net income, net of taxes of $50, $523 and $448, respectively	93	(972)	(831)
Change in net unrealized (gains) losses on securities	$ 107	$ (551)	$ (190)

Accumulated other comprehensive income which is included in the Company's shareholders' equity at March 31 consisted of:

(in thousands)	2004	2003
Net unrealized (losses) gains on securities	$ (5)	$ (112)
Foreign currency translation adjustments	19,127	6,511
Accumulated other comprehensive income	$ 19,122	$ 6,399

Note E - Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2004	2003
Trade accounts payable	$ 37,126	$ 26,759
Warranty and related reserves	23,396	19,989
Accrued compensation	18,212	18,753
Sales returns	11,797	10,455
Deferred revenue	6,915	4,441
Current portion of purchase price related to acquired technologies and acquisitions	1,864	5,698
Interest Payable	1,187	-
Accrued royalties	567	770
Other	12,260	8,773
	$ 113,324	$ 95,638

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2004	2003
Accrued acquisition liabilities - South Bay Medical	$ 10,550	$ 7,934
Accrued acquisition liabilities - Prosurg, Inc.	985	884
Deferred compensation	6,461	5,025
Other	-	127
	$ 17,996	$ 13,970

Note F - Short-Term Bank Borrowings

Credit Agreement

As of March 31, 2002 and 2003, the Company had a secured line of credit ("$25M Credit Agreement") for borrowings up to $25 million, which accrue interest at the prevailing prime rate or at 1.75% over LIBOR at the Company's discretion.  The $25M Credit Agreement includes certain covenants that, among others, limit the dividends the Company may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  During fiscal year 2002, the Company used the $25M Credit Agreement to guarantee the secured loan to a vendor to facilitate the ramp up of production capacity related to a new product in the amount of $5.3 million.  This loan was repaid in 2003 and the guarantee expired.  Two letters of credit totaling $1.3 million are outstanding at March 31, 2004, which reduced the amount available under the $25M Credit Agreement.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at March 31, 2004, only $23.7 million was available for additional borrowings.

Foreign Lines of Credit

In addition, in February 2001, several lines of credit were established at a local level to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, guaranteed by us and total $6.9 million and $5.8 million at March 31, 2004 and 2003, respectively.  Total borrowed and outstanding under these lines were $4.5 million and $3.3 million at March 31, 2004 and 2003, respectively.  The amount available for additional borrowing was $2.4 million and $2.5 million at March 31, 2004 and 2003, respectively.

In fiscal year 2002, a line of credit of $7.5 million to finance the construction of a new facility in The Netherlands was established.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  Total borrowed and outstanding under this line was $5.5 million and $4.9 million at March 31, 2004 and 2003, respectively.  The amount available for additional borrowing was $2.0 million and $1.8 million was available for additional borrowings at March 31, 2004 and 2003, respectively.

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 3.58% and 3.00% at March 31, 2004 and 2003, respectively.  A total of $28.1 million and $26.3 million was available under the $25M Credit Agreement and the foreign lines of credit at March 31, 2004 and 2003, respectively.

Note G - Stock Options

The Company has granted options to key employees and non-employee directors under its 2000 Plan and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value on the date of grant.  Activity in the stock option plans during fiscal 2004, 2003 and 2002 was as follows:

	At March 31
	Options Outstanding
	Number of Shares	Weighted Average Price per Share
Balance March 31, 2001	5,748,562	$ 8.265

Granted	1,931,500	13.435
Exercised	(1,198,034)	7.405
Canceled or terminated	(453,560)	8.940
Balance March 31, 2002	6,028,468	$ 10.025

Granted	1,270,140	19.01
Exercised	(711,877)	9.35
Canceled or terminated	(150,206)	12.75
Balance March 31, 2003	6,436,525	$ 11.84

Granted	1,289,635	21.45
Exercised	(1,097,036)	9.36
Canceled or terminated	(110,971)	16.34
Balance March 31, 2004	6,518,153	$ 14.08

At March 31, 2004, the Company had one Plan under which stock options were available, the Amended 2000 Long-term Incentive Plan (2000 Plan), approved by the Company's shareholders on October 19, 2000 and amended by vote of the shareholders September 14, 2001.  At March 31, 2004, the 2000 Plan had options for 2,943,775 shares granted and outstanding, and 3,138,137 shares available for grant.  The 1991 Plan had options for 3,726,788 shares granted and outstanding at March 31, 2004.  No additional options can be granted under the 1991 Plan.

Information regarding stock options outstanding at March 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Under $10.94	2,386,414	5.06 years	$ 8.33	1,896,047	$ 8.38
$11.56-$19.01	2,871,129	7.21 years	$15.61	1,077,162	$14.54
$21.00-$28.20	1,260,610	9.24 years	$21.46	N/A	N/A

At March 31, 2004, 2003 and 2002, stock options to purchase 2,973,209, 2,644,804 and 2,160,248 shares, respectively, were exercisable at weighted-average prices of $10.61, $9.24 and $8.64, respectively.

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

The weighted average fair values of stock option granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2004	2003	2002
Weighted average fair value of stock options granted	$ 4.85	$ 11.01	$ 7.92
Risk-free interest rate	2.68%	4.5%	4.6%
Expected life (in years)	4.65	7.00	7.20
Expected volatility	0.310	0.557	0.550
Expected dividend yield	2.86%	0.5%	0.4%

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

Year Ended March 31,
(in thousands, except per share information)	2004	2003	2002
Net income: as reported (1)	$ 54,779	$ 55,820	$ 41,820
Deduct: compensation expense fair value method	(7,099)	(6,408)	(4,376)

Net income: pro forma	$ 47,680	$ 49,412	$ 37,444

Basic earnings per share: as reported	$ 1.20	$ 1.20	$ .88
Basic earnings per share: pro forma	$ 1.05	$ 1.06	$ .79

Diluted earnings per share: as reported	$ 1.15	$ 1.15	$ .85
Diluted earnings per share: pro forma	$ 1.01	$ 1.04	$ .78
(1) Net income as reported includes no compensation expense associated with stock grants.

In March 2004, the FASB issued a Proposed SFAS, "Share-Based Payment, an amendment of FASB Statements No. 123 and No. 95" ("Exposure Draft").  The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements.  The Company will adopt the final standards upon issuance.

Note H - Income Taxes

Income tax expense consists of the following:

	Year Ended March 31,
(in thousands)	2004	2003	2002
Current:
Federal	$ 25,589	$ 22,414	$ 17,763
Foreign	2,593	2,478	1,621
State	2,683	2,125	1,617
	30,865	27,017	21,001
Deferred:
Federal	(4,504)	(3,256)	(2,796)
Foreign	(52)	(55)	(467)
State	(948)	(487)	(342)
	(5,504)	(3,798)	(3,605)
	$ 25,361	$ 23,219	$ 17,396

The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

	Year Ended March 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	1.1	1.3	1.4
Non-taxable interest and dividends	(0.0)	(0.1)	(0.1)
Research and development credit	(1.4)	(2.0)	(2.1)
Foreign Sales Corporation/ETI	(0.9)	(2.8)	(2.4)
Foreign operations	(2.3)	(2.1)	(2.5)
Non-deductible goodwill	0.1	-	0.1
Other	-	0.1	-
	31.6%	29.4%	29.4%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

(in thousands)	2004	2003
Deferred tax liabilities:
Tax over book depreciation	$ (74)	$ (20)
Unrealized gain on long-term marketable securities	3	61
Porges book over tax basis/net deferred liabilities	(2,576)	(2,257)
	(2,647)	(2,216)
Deferred tax assets:
Book liabilities not deductible for tax	16,880	11,898
Inventory	1,257	891
Profit in inventory of foreign subsidiaries	2,993	2,464
Convertible notes hedge	10,766	-
	31,896	15,253
Net deferred tax assets	$ 29,249	$ 13,037

For the years ended March 31, 2004, 2003, and 2002 income before taxes from foreign operations were $11.2 million, $8.5 million and $8.1 million, respectively.  At March 31, 2004, foreign earnings of $21.3 million have been retained indefinitely by subsidiary companies for reinvestment, on which no U.S. tax has been provided.  If repatriated, additional taxes of approximately $7.5 million on these earnings, net of applicable foreign tax credit carry-forwards, would be due.

Note I - Intangible Assets and Goodwill

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 was effective for the Company as of April 1, 2002.  SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise.  None of the Company's intangible assets have an indefinite life.  Intangible assets with finite lives continue to be amortized on a straight-line basis over their useful lives.  Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Allocated costs were based on respective fair values at the date of acquisition.  In 2002, goodwill amortization was recorded in selling, general and administrative expense and was immaterial

Upon the adoption of SFAS No. 142, the Company reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests were performed at adoption and in the fourth quarter of fiscal years 2003 and 2004 and no impairment was noted on a result of these analyses.

Balances of acquired intangible assets were as follows:

	Year Ended March 31, 2004
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$ 35,972	$ (4,822)	$ 31,150	5-20
Licenses	15,424	(3,695)	11,729	3-17
Trademarks	1,668	(376)	1,292	10-20
Other intangibles	8,854	(2,011)	6,843	3-20
Subtotal intangibles	61,918	(10,904)	51,014
Goodwill	27,022	(3,311)	23,711	-
Total intangibles and goodwill	$ 88,940	$ (14,215)	$ 74,725

	Year Ended March 31, 2003
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$ 24,094	$ (6,678)	$ 17,416	5-20
Licenses	16,107	(4,705)	11,402	3-17
Trademarks	2,140	(292)	1,848	10-20
Other intangibles	5,558	(654)	4,904	3-20
Subtotal intangibles	47,899	(12,329)	35,570
Goodwill	19,136	(2,616)	16,520	-
Total intangibles and goodwill	$ 67,035	$ (14,945)	$52,090

The aggregate amortization expense on intangible assets recorded for the year ended March 31, 2004 was $3.6 million.  The following table summarizes the estimated aggregate amortization expense for each of the five succeeding years:

Year Ended	Estimated Amortization Expense (in thousands)
March 31, 2005	$3,626
March 31, 2006	3,918
March 31, 2007	3,880
March 31, 2008	3,695
March 31, 2009	$3,560

Upon adoption of SFAS 142 we identified four reporting units: aesthetics, body contouring, surgical urology, and clinical and consumer healthcare.  Goodwill is the result of acquisitions directly benefiting only one of the four reporting units of the Company.  That goodwill resides completely within that reporting unit, and accordingly the goodwill was assigned to the reporting units based upon specific identification.

The changes in the carrying amount of goodwill for the years ended March 31, 2004, 2003 and 2002 are as follows:

(in thousands)	Aesthetics	Surgical Urology	Clinical and Consumer Healthcare	Total
Balance at March 31, 2001	$ 2,801	$ 1,884	$ 1,862	$ 6,547

Goodwill acquired	2,238	665	285	3,188
Goodwill amortization	(443)	(35)	(102)	(580)

Balance at March 31, 2002	4,596	2,514	2,045	9,155

Goodwill acquired	739	1,809	4,817	7,365

Balance at March 31, 2003	5,335	4,323	6,862	16,520

Goodwill acquired	5,714	417	1,060	7,191

Balance at March 31, 2004	$11,049	$ 4,740	$ 7,922	$ 23,711

Note J - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2,000,000 in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at March 31, 2004, in current accrued liabilities ($850,000) and in long-term accrued liabilities ($10,550,000) as the Company believes it is probable these payments will be paid.

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

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., Inc. to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and up to an additional $2 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of these amounts is recorded at March 31, 2004, in accrued liabilities ($1,000,000) and in long-term accrued liabilities ($985,000) as the Company believes it is probable these payments will be paid.

Portex Ltd.

On May 6, 2002, the Company purchased the assets of the urology and ostomy businesses of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired businesses, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products reported in our clinical and consumer healthcare segment.  The products are sold mainly in the UK, Germany and the Netherlands.  The acquisition was valued at $11,232,000, of which $10,603,000 was paid in cash, plus an acquired liability of $629,000.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was preliminarily allocated to inventory of $3,150,000, buildings of $739,000, production equipment of $1,185,000, leasehold improvements of $621,000, patents, trademarks and licenses of $731,000 and goodwill and other intangibles of $4,806,000.

Mills Biopharmaceuticals, Inc.

On February 1, 2003, the Company completed the acquisition of Mills Biopharmaceuticals, Inc., a manufacturer of iodine brachytherapy seeds for the treatment of prostate cancer.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The acquisition is included in our surgical urology segment.  The acquisition was valued at $4,063,000, net of cash acquired, and was paid from existing cash balances.  The purchase price was initially allocated to accounts receivable of $626,000, inventory of $322,000, other assets of $36,000, production equipment of $830,000, long-term investments, preliminarily valued at $1,100,000, and goodwill and other intangibles with indefinite lives of $1,410,000, net of accrued liabilities of $261,000.  In fiscal 2004, the fair value of certain assets and liabilities were adjusted based upon more recent information and as a result goodwill was decreased by $125,000.

A-Life Ltd.

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

Note K - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands)	2004	2003	2002
Weighted average outstanding shares: basic	45,543	46,428	47,278
Shares issuable through exercise of stock options	2,214	1,960	1,648
Weighted average outstanding shares: diluted	47,757	48,388	48,926

Employee stock options

Shares issuable under our employee stock option plan that have exercise prices in excess of the average price per share during the period are included in the diluted earnings per share calculation using the treasury stock method.  Options to purchase 10,175, 1,089,478 and 129,534 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 2004, 2003 and 2002, respectively.  These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Convertible subordinated notes and warrants

At the end of each period, SFAS 128 requires that we use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note L.  Since the terms of these notes include restrictions which prevent the holder from converting the notes until our share price exceeds the 120% Conversion Price, there will be no impact of these notes on the total diluted shares figure for a particular reporting period unless our stock price exceeds the 120% Conversion Price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter.  If that occurs, the numerator of the diluted earnings per share calculation is increased by the after tax interest expense avoided for the period upon conversion and the denominator of the calculation is increased by 5.1 million shares for both that current reporting period and the corresponding year-to-date reporting period.

As described below in Note L, we purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from our perspective to $39.4275. SFAS 128, however, requires us to analyze the impact of the convertible note hedge and warrants on diluted EPS separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method. For example, using the treasury stock method, if the average price of our stock during the period ended March 31, 2004 had been $38.00, $40.00 or $45.00, the shares from the Warrants to be included in diluted EPS would have been zero, 400,000 and 900,000 shares, respectively. The total number of shares that could potentially be included under the warrants is 5.1 million. Since the average share price of our stock during the year ended March 31, 2004 did not exceed the conversion price of warrants, $39.4275, there was no impact of these warrants on diluted shares or diluted EPS during that period.

Note L - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.

Holders of the notes may convert their notes only if any of the following conditions is satisfied:

  during any fiscal quarter prior to January 1, 2019, if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of the Company's common stock on such trading day;

  any business day on or after January 1, 2019, if the closing price of the Company's common stock on the immediately preceding trading day is more than 120% of the conversion price per share of the Company's common stock on such trading day;

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

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares and expire January 1, 2009.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes.  The cost of the note hedge and  the proceeds of warrants sale have been included in stockholder's equity in accordance with the guidance in Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in stockholders equity.

Note M - Share Repurchase Program

The Company has a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  Each year shares have been repurchased including 1.4 million shares for $22.3 million and 1.5 million shares for $18.7 million in the years ended March 31, 2003 and 2002, respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5 million shares from 2.5 million to 7.5 million shares.  During fiscal 2004, 5.4 million shares have been repurchased for $135.8 million and 3.6 million shares remain authorized for repurchase as of March 31, 2004.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

Note N - Commitments

The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from 1 to 123 years.  Most leases contain renewal options.  Rental expense for these leases was $5.1 million, $4.5 million and $4.1 million for fiscal 2004, 2003 and 2002, respectively.

Future minimum lease payments under lease arrangements at March 31, 2004 are as follows:

(in thousands)
2005	$ 5,371
2006	5,587
2007	5,381
2008	5,251
2009	4,844
Thereafter	18,171
Total	$ 44,605

Note O - Related Party Transactions

Since 1991, the Company has had an exclusive license agreement with Rochester Medical Corporation ("Rochester") to market and distribute certain external catheter products developed by Rochester.  The Company purchased $3,506,000, $3,443,000 and $860,000 of product from Rochester in 2004, 2003 and 2002, respectively.  Several officers/founders of Rochester, a public company, are siblings of the Chairman of Mentor Corporation.  The Chairman derived no financial or other benefit from transactions between the Company and Rochester.

In December 2001, the Company purchased the remaining 51% of the outstanding shares of Byron Medical, Inc. and currently owns all outstanding shares.  Byron Medical, Inc. leases a facility from Avtar, LLC, which is owned by Byron Economidy, President of Byron Medical, Inc. and an employee of the Company.  Rent paid to Avtar, LLC was $119,000 and $115,000 in 2004 and 2003.  During 2003, the Company paid $270,000 to retire a note payable to Byron Economidy, President of Byron Medical, Inc. and an employee of the Company.

In February 2003, the Company purchased Mills Biopharmaceuticals, Inc. (see Note J Acquisitions for more information) and as part of the acquisition, purchased the building owned by Dr. Stan Mills, an employee, and his wife, for $525,000.

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at March 31, 2004, in accrued liabilities ($850,000) and in long-term accrued liabilities ($10,550,000).  The related acquisition agreement also provides for certain other contingent amounts to be paid to South Bay which will be expensed as earned based upon future sales levels.  The majority of the shares of South Bay are owned by individuals, who became employees of the Company, and their spouses.  These individuals have directly benefited from the past payments of cash and common stock to South Bay and will benefit as future payments are made based on workstation and brachytherapy seed sales.  During fiscal 2004, $385,000 was paid to South Bay under the agreement.  No amounts were paid in fiscal years 2003 and 2002.

Note P - Contingencies

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

In addition, the Company also offers warranty coverage on some of its products.  The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems.  The Company has recorded warranty and related reserves of $23,396,000, $19,989,000 and $16,252,000 at March 31, 2004, 2003 and 2002, respectively, to cover the cost of anticipated warranty and product liability claims.

The following table presents changes in the Company's accrued warranties and related costs for the years ended March 31, 2004, 2003 and 2002.

	Year Ended March 31,
(in thousands)	2004	2003	2002
Beginning warranty reserves	$ 19,989	$ 16,252	$ 12,062
Cost of warranty claims	(4,244)	(3,893)	(4,147)
Accrual for product warranties	7,651	7,630	8,337
Ending warranty reserves	$ 23,396	$ 19,989	$ 16,252

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note Q - Business Segment Information

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

Selected financial information for the Company's reportable segments for the years ended March 31, is as follows:

	Year Ended March 31,
(in thousands)	2004	2003	2002
Net Sales
Aesthetic and General Surgery	$ 218,437	$ 191,405	$ 163,091
Surgical Urology	108,370	106,675	94,341
Clinical and Consumer Healthcare	95,361	84,304	63,630
Total consolidated revenues	$ 422,168	$ 382,384	$ 321,062

	Year Ended March 31,
(in thousands)	2004	2003	2002
Operating profit
Aesthetic and General Surgery	$ 76,696	$ 67,631	$ 49,516
Surgical Urology	(860)	6,851	6,945
Clinical and Consumer Healthcare	13,294	12,854	11,927
Total reportable segments	$ 89,130	$ 87,336	$ 68,388

	At March 31,
(in thousands)	2004	2003	2002
Identifiable assets
Aesthetic and General Surgery	$ 135,199	$ 102,570	$ 95,675
Surgical Urology	114,937	105,415	87,482
Clinical and Consumer Healthcare	76,695	62,155	43,101
Total reportable segments	$ 326,831	$ 270,140	$ 226,258
69 Table of Contents
	At March 31,
(in thousands)	2004	2003	2002
Depreciation and amortization
Aesthetic and General Surgery	$ 4,469	$ 3,852	$ 3,617
Surgical Urology	5,045	4,865	4,400
Clinical and Consumer Healthcare	2,834	3,261	2,808
Total reportable segments	$ 12,348	$ 11,978	$ 10,825
Corporate and other	3,049	2,755	3,023
	$ 15,397	$ 14,733	$ 13,848

	At March 31,
(in thousands)	2004	2003	2002
Capital expenditures
Aesthetic and General Surgery	$ 4,460	$ 4,995	$ 10,669
Surgical Urology	8,911	7,420	2,705
Clinical and Consumer Healthcare	3,197	2,576	1,393
Total reportable segments	$ 16,568	$ 14,991	$ 14,767
Corporate and other	7,360	1,752	493
	$ 23,928	$ 16,743	$ 15,260

The following tables reconcile segment information to the amounts shown on the consolidated financial statements.
	Year Ended March 31,
(in thousands)	2004	2003	2002
Operating profit
Reportable segments	$ 89,130	$ 87,336	$ 68,388
Corporate operating loss	(10,061)	(10,359)	(10,872)
Interest expense	(1,844)	(1,022)	(859)
Interest income	1,663	2,456	2,217
Other income	1,252	628	342
Income before taxes	$ 80,140	$ 79,039	$ 59,216

	At March 31,
(in thousands)	2004	2003	2002
Identifiable assets
Reportable segments	$ 326,831	$ 270,140	$ 226,258
Corporate and other	171,948	127,948	98,378
Consolidated assets	$ 498,779	$ 398,088	$ 324,636

Selected financial information for the Company's operations by geographic area is as follows:
	Year Ended March 31,
(in thousands)	2004	2003	2002
Geographic area revenue
United States	$ 251,788	$ 244,220	$ 220,264
France	49,653	39,436	33,061
All other countries	120,727	98,728	67,737
Consolidated total	$ 422,168	$ 382,384	$ 321,062

70 Table of Contents
	At March 31,
(in thousands)	2004	2003	2002
Geographic area long-lived assets
United States	$ 97,911	$ 72,649	$ 71,627
France	26,733	24,532	18,698
Netherlands	16,259	14,052	10,064
All other countries	11,351	9,528	1,009
Consolidated total	$ 152,254	$ 120,761	$ 101,398

Note R - Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations.

(in thousands, except per share data)

Year Ended March 31, 2004	First	Second	Third	Fourth
Net sales	$ 105,106	$ 93,263	$ 106,502	$ 117,297
Gross profit	65,733	57,702	66,041	71,909
Net income	16,033	11,238	12,540	14,968
Earnings per share
Basic earnings per share	$ 0.35	$ 0.24	$ 0.27	$ 0.34
Diluted earnings per share	$ 0.33	$ 0.23	$ 0.26	$ 0.33

Year Ended March 31, 2003	First	Second	Third	Fourth
Net sales	$ 97,677	$ 89,586	$ 94,039	$ 101,082
Gross profit	59,432	51,917	55,872	62,286
Net income	16,749	12,506	12,982	13,583
Earnings per share
Basic earnings per share	$ 0.36	$ 0.27	$ 0.28	$ 0.29
Diluted earnings per share	$ 0.34	$ 0.26	$ 0.27	$ 0.28

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$ 5,406	$ 2,708	$ -	$ 1,313	$ 6,801

Liability Reserves:
Warranty and related reserves	$ 19,989	$ 7,651	$ -	$ 4,244	$ 23,396
Accrued sales returns and allowances	10,455	1,342			11,797
	$ 30,444	$ 8,993	$ -	$ 4,244	$ 35,193
Year Ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,870	$ 3,605	$ -	$ 2,069	$ 5,406

Liability Reserves:
Warranty and related reserves	$ 16,252	$ 7,630	$ -	$ 3,893	$ 19,989
Accrued sales returns and allowances	7,806	2,649	-	-	10,455
	$ 24,058	$ 10,279	$ -	$ 3,893	$ 30,444
Year Ended March 31, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,578	$ 2,374	$ (259)	$ 1,823	$ 3,870

Liability Reserves:
Warranty and related reserves	$ 12,062	$ 8,337	$ -	$ 4,147	$ 16,252
Accrued sales returns and allowances	4,913	2,893	-	-	7,806
	$ 16,975	$ 11,230	$ -	$ 4,147	$ 24,058

Signatures

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            MENTOR CORPORATION

                                                            /s/JOSHUA H. LEVINE
                                                           Joshua H. Levine
                                                           President and Chief Executive Officer

DATE:       June 11, 2004

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

Signatures

Title

Date Signed

/s/JOSHUA H. LEVINE	President and Chief Executive Officer	June 11, 2004
Joshua H. Levine	(Principal Executive Officer)

/s/LOREN L. MCFARLAND	Chief Financial Officer and Treasurer	June 11, 2004
Loren L. McFarland	(Principal Financial and Accounting Officer)

/s/CHRISTOPHER J. CONWAY	Chairman of the Board	June 14, 2004
Christopher J. Conway
/s/WALTER W. FASTER	Director	June 4, 2004
Walter W. Faster

/s/EUGENE G. GLOVER	Director	June 10, 2004
Eugene G. Glover

/s/MICHAEL NAKONECHNY	Director	June 8, 2004
Michael Nakonechny

/s/RONALD J. ROSSI	Director	June 9, 2004
Ronald J. Rossi
/s/JEFFREY W. UBBEN	Director	June 6, 2004
Jeffrey W. Ubben

/s/DR. RICHARD W. YOUNG	Director	June 7, 2004
Dr. Richard W. Young

EXHIBIT INDEX

Regulation S-K Exhibit Table Item Number	Description of Exhibit
3.1

Composite Restated Articles of Incorporation of the Company dated December 12, 2002 Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated July 15, 2003 -- Incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
4.1

Indenture 2¾% Convertible Subordinated Notes Due 2024, dated December 22, 2003 --Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-48815, filed June 24, 1992.
10.2*	Mentor Corporation 2000 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-73306, filed November 14, 2001.
10.3*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-100841, filed October 30, 2002.
10.4

Lease Agreement, dated November 1989, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(b) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10.5

First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(c) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10.6

Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive, Santa Barbara, CA 93111 -- Incorporated by reference to Exhibit 10(f) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

10.7

Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive -- Incorporated by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

10.8*

Transition Agreement, dated August 1, 1999, between Mentor Corporation and Christopher Conway -- Incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

10.9*

Employment Agreement, dated April 1, 2000, between Mentor Corporation and Adel Michael -- Incorporated by reference to Exhibit 10(u) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.

10.10*

Employment Agreement, dated October 16, 2000, between Mentor Corporation and Eugene G. Glover -- Incorporated by reference to Exhibit 10(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
10.11*

Employment Agreement, dated November 28, 2000, between Mentor Corporation and Bobby K. Purkait -- Incorporated by reference to Exhibit 10(c) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

10.12

Purchase Agreement, dated January 19, 2001, between Mentor Corporation and South Bay Medical LLC -- Incorporated by reference to Exhibit 10(w) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

10.13

Amended and Restated Credit Agreement, dated October 25, 2000, between Mentor Corporation and Sanwa Bank California -- Incorporated by reference to Exhibit 10(x) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

10.14

First Amendment to Amended and Restated Credit Agreement, dated February 2, 2001, between Mentor Corporation and Sanwa Bank California -- Incorporated by reference to Exhibit 10(y) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

10.15

Second Amendment to Amended and Restated Credit Agreement, dated February 14, 2001, between Mentor Corporation and Sanwa Bank California -- Incorporated by reference to Exhibit 10(z) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

10.16

Third Amendment to Amended and Restated Credit Agreement, dated December 14, 2001, between Mentor Corporation and Bank of the West -- Incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

10.17

Fourth Amendment to Amended and Restated Credit Agreement, dated March 25, 2003, between Mentor Corporation and Bank of the West -- Incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

10.18*

Employment Agreement, dated August 3, 2000, between Mentor Corporation and Joshua Levine -- Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.19*

Employment Agreement, dated November 28, 2000, between Mentor Corporation and Peter Shepard -- Incorporated by reference to Exhibit 10(u) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

10.20*

Employment Agreement, dated November 28, 2000, between Mentor Corporation and Clarke Scherff -- Incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002.

10.21*

Employment Agreement, dated August 30, 2002, between Mentor Corporation and Cathy Ullery -- Incorporated by reference to Exhibit 10(x) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

10.22*

Employment Agreement, dated August 30, 2002, between Mentor Corporation and Maher Michael, M.D. -- Incorporated by reference to Exhibit 10(y) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
10.23*	Incentive Bonus Plan -- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.24

Option and Asset Purchase Agreement between Alchemy Engineering, LLC and Mentor Corporation -- Incorporated by reference to Exhibit 10(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.25	Convertible Note Hedge Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(b) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.26

Registration Rights Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 22, 2003 - Incorporated by reference to Exhibit 10(c) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.27	Warrants Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.28

Purchase Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(e) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.29	Collared Accelerated Share Repurchase Transaction, dated March 8, 2004.
10.30*	Employment Agreement, dated February 18, 2004 between Mentor Corporation and Bobby Purkait.
10.31*	Amendment to Employment Agreement between Mentor Corporation and Bobby Purkait, effective April 1, 2004.
10.32*	Amendment to Employment Agreement between Mentor Corporation and Eugene Glover, effective April 9, 2004.
10.33	Exclusive Supply Agreement between Alchemy Engineering, LLC d/b/a SiTech, LLC and Mentor Corporation.
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-15(e) and 15d-15(e) Certification - Principal Executive Officer - Joshua H. Levine
31.2	Rule 13a-15(e) and 15d-15(e) Certification - Principal Financial Officer - Loren L. McFarland
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joshua H. Levine
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Loren L. McFarland

* Management contract or compensatory plan or arrangement.