Form 10-Q
period 2004-06-30
MENTOR CORP /MN/
filed 2004-08-09
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 4, 2004 there were approximately 42,344,758 Common Shares, par value $.10 outstanding.

MENTOR CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 111,868	$ 118,225
Marketable securities	307	193
Accounts receivable, net	106,680	106,016
Inventories	70,106	67,912
Deferred income taxes	22,171	22,488
Prepaid expenses and other	12,912	13,205
Total current assets	324,044	328,039

Property and equipment, net	74,389	77,529
Intangible assets, net	49,527	51,014
Goodwill, net	23,734	23,711
Long-term marketable securities and investments	34,000	8,326
Other assets	10,160	10,160
	$ 515,854	$ 498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	June 30, 2004	March 31, 2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$ 33,920	$ 37,126
Warranty and related reserves	24,339	23,396
Accrued compensation	17,427	18,212
Short-term bank borrowings	9,737	10,012
Sales returns	10,983	11,797
Deferred revenue	7,893	6,915
Income taxes payable	4,548	285
Current portion of purchase price related to acquired
technologies and acquisitions	1,850	1,864
Interest payable	72	1,187
Dividends payable	6,346	6,309
Accrued royalties	693	567
Other	13,358	12,260
Total current liabilities	131,166	129,930

Deferred income taxes	2,628	2,549
Long-term accrued liabilities	18,112	17,996

Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding-
42,308,197 shares at June 30, 2004;
42,059,136 shares at March 31, 2004;	4,231	4,206
Capital in excess of par value	4,517	-
Accumulated other comprehensive income	18,919	19,122
Retained earnings	186,281	174,976
	213,948	198,304
	$ 515,854	$ 498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended June 30, 2004 and 2003 (Unaudited)

(in thousands, except per share data)	2004	2003
Net sales	$ 122,432	$ 105,106

Costs and expenses:
Cost of sales	43,975	39,373
Gross Profit	78,457	65,733

Selling, general, and administrative	43,252	35,679
Research and development	8,030	7,543
	51,282	43,222

Operating income	27,175	22,511

Interest expense	(1,408)	(161)
Interest income	415	396
Other income (expense), net	(188)	676
Income before income taxes	25,994	23,422
Income taxes	8,340	7,389
Net income	$ 17,654	$ 16,033

Basic earnings per share	$ 0.42	$ 0.35
Diluted earnings per share	$ 0.39	$ 0.33
Dividends per share	$ 0.15	$ 0.02

Weighted average shares outstanding:
Basic	42,163	46,386
Diluted	45,036	48,346

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Three Months Ended June 30, 2004 and 2003 (Unaudited)
(in thousands)	2004	2003
Cash From Operating Activities:
Net income	$ 17,654	$ 16,033
Adjustments to derive cash flows from operating activities:
Depreciation	3,584	3,046
Amortization	1,177	761
Deferred income taxes	122	(1,096)
Tax benefit from exercise of stock options	1,899	1,756
Loss (gain) on sale of assets	1,360	80
Imputed interest on long-term liabilities	15	78
Changes in operating assets and liabilities:
Accounts receivable	(662)	(4,288)
Inventories and other current assets	(1,998)	(714)
Accounts payable and accrued liabilities	(1,632)	(1,018)
Income taxes payable	4,321	1,977
Net cash provided by operating activities	25,840	16,615
Cash From Investing Activities:
Purchases of property and equipment	(1,490)	(3,950)
Purchases of intangibles	(1,512)	(1,256)
Purchases of marketable securities	(50,835)	(16,018)
Sales of marketable securities	25,006	5,007
Net cash used for investing activities	(28,831)	(16,217)
Cash From Financing Activities:
Proceeds from exercise of stock options	2,643	3,873
Dividends paid	(6,346)	(925)
Borrowings under line of credit agreement	667	1,903
Repayments under line of credit agreement	(322)	-
Net cash used for financing activities	(3,358)	4,851
Effect of currency exchange rates on cash and cash equivalents	(8)	226
Increase (decrease) in cash and cash equivalents	(6,357)	5,475
Cash and cash equivalents at beginning of year	118,225	105,840
Cash and cash equivalents at end of period	$ 111,868	$ 111,315

See notes to condensed consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Note A - Business Activity

Mentor Corporation (the "Company") was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-Q, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments, aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery as well as capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction).  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests.  All inter-company accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.

Basis of Presentation

The financial information for the three months ended June 30, 2004, and 2003 is unaudited but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) which the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Effects of Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board (FASB) released draft abstract Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," for comment. The objective of this Issue is to provide guidance for whether contingently convertible debt instruments should be included in diluted earnings per share calculations. The draft abstract reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached. The Task Force has currently targeted the issue to be effective for reporting periods ending after December 31, 2004.  The potential impact of the Issue, if adopted, would be to change the diluted earnings per share calculation by increasing net income used in the numerator by the after tax amount of interest expense related to the convertible notes (approximately $900,000 for the quarter), and increasing weighted average shares outstanding used in the denominator by 5.1 million shares; the number of shares to be issued upon full conversion of the convertible notes.  The effect would decrease diluted earnings per share by $.02 cents per share for the quarter ended June 30, 2004.  We will continue to monitor the progress of this issue and assess any potential impact upon on future diluted earnings per share.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will be significant to our results of operations or financial position.

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

	Fiscal 2005	Fiscal 2004
First Quarter	July 2, 2004	June 27, 2003
Second Quarter	October 1, 2004	September 26, 2003
Third Quarter	December 31, 2004	January 2, 2004

The accompanying unaudited condensed consolidated financial statements for the three-months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three-month period ended June 30, 2004 is not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of June 30, 2004, and March 31, 2004.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at June 30, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 14,461	$ -	$ -	$ 14,461
Money market mutual funds	97,407	-	-	97,407
Marketable equity securities	144	-	(13)	131
U.S., State and Municipal agency obligations	34,140	-	(242)	33,898
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 146,430	-	$ (255)	$ 146,175

Included in cash and cash equivalents	111,868	-	-	111,868
Included in current marketable securities	307	-	-	307
Included in long-term marketable securities and investments	34,255	-	(255)	34,000
Total available-for-sale investments	$ 146,430	$ -	$ (255)	$ 146,175

Available-for-sale investments at March 31, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 19,139	$ -	$ -	$ 19,139
Bank time deposits	-	-	-	-
Money market mutual funds	99,086	-	-	99,086
Marketable equity securities	56	-	(8)	48
U.S., State and Municipal agency obligations	8,193	-	-	8,193
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 126,752	-	(8)	$ 126,744

Included in cash and cash equivalents	118,225	-	-	118,225
Included in current marketable securities	193	-	-	193
Included in long-term marketable securities and investments	8,334	-	(8)	8,326
Total available-for-sale investments	$ 126,752	$ -	$ (8)	$ 126,744

 Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2004 and March 31, 2004 consisted of:

(in thousands)	June 30,	March 31
Raw materials	$ 13,175	$ 13,050
Work in process	11,982	11,572
Finished goods	44,949	43,290
	$ 70,106	$ 67,912

Note F - Property and Equipment

Property and equipment is stated at cost.  Depreciation is based on the useful lives of the properties and computed using the straight-line method.  Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms.  Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Property and equipment at June 30, 2004 and March 31, 2004 consisted of:

(in thousands)	June 30,	March 31,
Land	$ 561	$ 561
Buildings	24,624	24,534
Leasehold improvements	24,567	23,776
Furniture, fixtures and equipment	104,468	103,242
Construction in progress	2,139	3,811
	156,359	155,924
Less accumulated depreciation	(81,970)	(78,395)
	$ 74,389	$ 77,529

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

Information on changes in the Company’s accrued warranties and related reserves are as follows:

(in thousands)	June 30, 2004	June 30, 2003
Beginning warranty and related reserves	$ 23,396	$ 19,989
Costs of warranty claims	(1,101)	(989)
Accruals for product warranties	2,044	1,995
Ending warranty and related reserves	$ 24,339	$ 20,995

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended June 30,
(in thousands)	2004	2003
Net income	$ 17,654	$ 16,033
Foreign currency translation adjustment	(42)	5,032
Unrealized gains (losses) on marketable securities and investment activities, net	(161)	121
Comprehensive income	$ 17,451	$ 21,186

Note I - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (2000 Plan) and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value as of the date of grant.  Options to purchase 732,750 shares of common stock at $32.23 per share were granted during the quarter ended June 30, 2004.

Stock option exercise prices are set at the fair market value of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of Accounting Principles Board (APB) Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 "Accounting for Stock-Based Compensation", requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  The estimated fair value of the options is amortized ratably over the options' vesting period.  As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", the following table shows the estimated effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation.  The Company's pro forma information is as follows:

	Three Months Ended June 30,
(in thousands except per share data)	2004	2003
Net income: as reported (1)	$ 17,654	$ 16,033
Deduct: compensation expense fair value method	(1,768)	(1,717)
Net income: pro forma	$ 15,886	$ 14,316

Basic earnings per share: as reported	$ .42	$ .35
Basic earnings per share: pro forma	.38	.31

Diluted earnings per share: as reported	$ .39	$ .33
Diluted earnings per share: pro forma	.35	.30
(1) Net income as reported includes no compensation expense associated with stock option grants.

Note J - Income Taxes

The effective rate of corporate income taxes was 32.1% and 31.5% for the three-months ended June 30, 2004 and 2003, respectively.

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

	Three Months Ended June 30,
(in thousands)	2004	2003
Weighted average outstanding shares: basic	42,163	46,386
Shares issuable upon exercise of stock options	2,873	1,960
Weighted average outstanding shares: diluted	45,036	48,346

Shares issuable through stock options are determined using the treasury stock method.  Certain potential shares issuable under the terms of employee stock options and upon the conversion of the 2¾% convertible subordinated notes were excluded from the computation of diluted earnings per share since their exercise or conversion prices were greater than the market prices of the common shares during or at the end of the period, and accordingly, their effect would have been anti-dilutive.  Additionally, during the quarter ended June 30, 2004, the price of the Company’s stock did not exceed the specific strike prices of the convertible bond hedge or the warrants that the Company entered into to reduce the potential dilution from any conversion of the notes.  Both the bond hedge and the warrants transaction may be settled at the Company’s option, either in cash or shares, and expire on January 1, 2009.

Note L - Share Repurchase Program

The Company has a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  Each year shares have been repurchased including 1.4 million shares for $22.3 million and 1.5 million shares for $18.7 million in the years ended March 31, 2003 and 2002, respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5 million shares from 2.5 million to 7.5 million shares.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million and 3.6 million shares remained authorized for repurchase as of March 31, 2004 and June 30, 2004.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased. There were no share repurchases during the quarter ended June 30, 2004.

Note M – Acquisitions and Liabilities related to acquired technology acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2,000,000 in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at June 30, 2004, in current accrued liabilities ($850,000) and in long-term accrued liabilities ($10,550,000) as the Company believes it is probable these payments will be paid.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., Inc. to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and up to an additional $2 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of these amounts is recorded at June 30, 2004, in accrued liabilities ($1,000,000) and in long-term accrued liabilities ($985,000) as the Company believes it is probable these payments will be paid.

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

Note N – Goodwill & Intangible Assets

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 was effective for the Company as of April 1, 2002.  SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise.  None of the Company's intangible assets have an indefinite life.  Intangible assets with finite lives continue to be amortized over their useful lives ranging from 3-20 years on a straight line basis. Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Allocated costs were based on respective fair values at the date of acquisition.

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

As of June 30, 2004 and March 31, 2004 accumulated amortization of intangible assets was $15.3 million and $14.2 million respectively.

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

Selected financial information for the Company's reportable segments for the three-month periods ended June 30, 2004 and 2003, and as of June 30, 2004 and March 31, 2003 is as follows:

	Three Months Ended June 30,
(in thousands)	2004	2003
Net Sales
Aesthetic and General Surgery	$ 65,544	$ 55,503
Surgical Urology	30,984	28,089
Clinical and Consumer Healthcare	25,904	21,514
Total consolidated revenues	$ 122,432	$ 105,106

	Three Months Ended June 30,
(in thousands)	2004	2003
Operating profit
Aesthetic and General Surgery	$ 24,399	$ 19,791
Surgical Urology	2,404	1,696
Clinical and Consumer Healthcare	3,229	3,161
Total reportable segments	$ 30,032	$ 24,648

	Three Months Ended June 30,
(in thousands)	2004	2003
Operating income
Reportable segments	$ 30,032	$ 24,648
Corporate operating loss	(2,856)	(2,137)
Interest expense	(1,408)	(161)
Interest income	415	396
Other income	(189)	676
Income before income taxes	$ 25,994	$ 23,422

	As of
	June 30,	March 31,
(in thousands)	2004	2004
Identifiable assets
Aesthetic and General Surgery	$ 130,551	$ 135,199
Surgical Urology	117,005	114,937
Clinical and Consumer Healthcare	78,167	76,695
Total reportable segments	$ 325,723	$ 326,831

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended March 31, 2004 and subsequent reports on Forms 10‑Q and 8‑K, which discuss our business in greater detail.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  These risks, in addition to the other information in this Report and in our other filings with the SEC, should be carefully considered before deciding to purchase, hold or sell our securities.

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

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” ”projects,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,”  “ongoing,” "guidance,” and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment.  These accounting polices are discussed in the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Recent Developments

On October 25, 2003, we completed the acquisition of Inform Solutions Inc., now doing business as Mentor Practice Development Services located in San Diego, California.  Inform Solutions is a leading provider of comprehensive integrated practice management software and revenue enhancement services to the plastic surgery industry.  We paid cash and committed to several milestone payments over the ensuing three years based upon sales and earnings.  We expect that the software and consulting revenues generated by Inform Solutions will not be substantial.  We do, however, anticipate that the software and services Inform Solutions offers will assist our plastic surgery customers to better manage their practices, resulting in their overall practice growth, which could in turn result in growth of our aesthetic product sales, generally.

On December 10, 2003 we completed a licensing agreement with the Wisconsin Alumni Research Foundation (“WARF”) which gives us the exclusive manufacturing and marketing rights to the proprietary botulinum toxin technology developed at the University of Wisconsin-Madison.  In exchange, we paid cash and committed to royalty payments based upon future sales, and future payments based upon developmental milestones.  We do not expect any revenues from products utilizing this technology in fiscal year 2005 or fiscal year 2006, as the products will require additional research, clinical studies and regulatory approvals before they can be marketed.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.

RESULTS OF OPERATIONS

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Quarter Ended June 30,
	2004	2003
Net sales	100.0%	100.0%

Cost of sales	35.9	37.5
Gross profit	64.1	62.5

Selling, general, and administrative	35.3	34.0
Research and development	6.5	7.2
	41.8	41.2

Operating income	22.3	21.3

Interest expense	(1.2)	(0.1)
Interest income	0.3	0.4
Other income, net	(0.2)	0.7

Income before income taxes	21.2	22.3

Income taxes	6.8	7.0
Net income	14.4%	15.3%

Sales

Quarters Ended June 30, 2004 and 2003
Sales for the quarter ended June 30, 2004 increased 16.5% to $122.4 million from $105.1 million for the same quarter in the prior year.  Foreign exchange rate movements had a favorable quarter-to-quarter impact of $2.8 million on international sales. We continue to expect total sales to increase in fiscal 2005 at a low double digit rate over sales in fiscal 2004.

	Sales by Principal Product Line
	For the Three Months Ended June 30,
	2004	2003	Percent Change
Aesthetic & General Surgery Products	$ 65,544	$ 55,503	18.1%
Surgical Urology Products	30,984	28,089	10.3%
Clinical & Consumer Healthcare Products	25,904	21,514	20.4%
	$ 122,432	$ 105,106	16.5%

Sales of aesthetic and general surgery products increased 18.1% to $65.5 million for the quarter ended June 30, 2004 from $55.5 million for the same quarter in 2003.  Sales of breast implant products increased 16% to $57.4 million for the quarter from $49.5 million in the same period of the prior year.  Approximately $7 million of the increase in breast implant products is attributable to organic growth in unit sales of our breast implants and associated products, and a shift in product sales to higher priced implants and the balance is the result of a favorable impact of foreign exchange rate movements.  Increased sales were driven by strong performance in the augmentation and reconstruction markets both domestically and internationally. Sales of body contouring products increased 33% to $4.8 million for the quarter from $3.6 million over the same period in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and the sales of our capital equipment and associated disposable products were the leading contributors to body contouring sales growth for the quarter ended June 30, 2004.

Sales of surgical urology products increased 10.3% to $31.0 million for the quarter ended June 30, 2004 from $28.1 million for the same quarter in 2003.  The growth was primarily due to increases in our women’s health and brachytherapy products and approximately $1.1 million favorable impact of foreign exchange rate movements.  Sales of women’s health products (pelvic floor products) increased 84% to $5.9 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  This sales growth was primarily attributable to our ObTape™ sling product, which was introduced in the U.S. during August 2003 and is used to treat stress urinary incontinence in women.  Brachytherapy product sales increased 6% to $3.9 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  Sales for our erectile dysfunction products were $6.4 million for the quarter ended June 30, 2004 which is comparable to sales for the quarter ended June 30, 2003.  Sales of disposable surgical urology products were $14.9 million for the quarter ended June 30, 2004, which is comparable to sales for the quarter ended June 30, 2003.

Sales of clinical and consumer healthcare products increased 20.4% to $25.9 million for the quarter ended June 30, 2004 from $21.5 million in the same period in the prior year.  This growth primarily resulted from the reorganization of our urology sales force, which was completed in early 2004 and led to improved selling focus and higher sales productivity.  Approximately $1.0 million of the sales growth was the result of favorable impact of foreign exchange rate movements, as approximately half of these product sales are invoiced in currencies other than the U.S. Dollar.

Cost of Sales

Cost of sales for the quarter ended June 30, 2004 was 35.9% of net sales, compared to 37.5% for the same quarter in the prior year. Cost of sales for the aesthetic and general surgery products decreased to 25.2% from 28.8% of net sales, primarily due to economies of scale and improved manufacturing efficiencies at our Texas facility and at our new manufacturing facility in The Netherlands.  Cost of sales for surgical urology products decreased to 46.0% from 46.3% of net sales, primarily due to increased sales of our women's health products which has a higher gross margin.  Cost of sales for clinical and consumer healthcare products increased to 51.0% of net sales from 48.3% of net sales in the prior year, due to manufacturing inefficiencies at our foreign manufacturing facilities, and a product mix shift towards lower margin products.

Selling, General and Administrative

Selling, general and administrative expenses were $43.3 million, or 35.3% of net sales for the quarter ended June 30, 2004, compared to $35.7 million, or 34% of net sales for the same quarter in the prior year.  General and administrative expenses increased primarily due to additional expenses in support of sales and marketing initiatives, higher legal expenses from ongoing litigation, and other charges related to continued organizational restructuring. Approximately $1.0 million of the increase in selling, general, and administrative expense was the result of impact of foreign exchange rate movements, primarily the stronger Euro.  For the fiscal year ending March 31, 2005, we currently expect sales, general and administrative expense to be in the range of 35% to 37% of net sales.

Research and Development

Research and development expenses were 6.5% of net sales for the quarter ended June 30, 2004 compared to 7.2% of net sales for the same quarter in the prior year.  Research and development spending for the quarter ended June 30, 2004 was primarily to support key strategic product development programs including our silicone gel breast implant PMA, the botulinum toxin program and the Hyalite dermal filler program.  During the quarter, we recorded a $.8 million charge related to the termination of a brachytherapy development project and related automated manufacturing equipment.  We expect the level of spending on research and development activities to be in the range of 7% to 8% of net sales for the fiscal year ending March 31, 2005.

Interest Expense

Interest expense increased by approximately $1.2 million to $1.4 million for the quarter ended June 30, 2004 compared to $.2 million for the quarter ended June 30, 2003. Approximately $1.3 million of the expense relates to the $150 million in convertible subordinated notes that we issued in December 2003 carrying a coupon rate of 2 ¾%.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit.

Income Taxes

The effective rate of corporate income taxes for the three months ended June 30, 2004 was 32.1% as compared to 31.5% for the comparable period in the prior year.  We expect our effective tax rate to be in the range of 32% to 33% for the fiscal year ending March 31, 2005.

Net Income and Earnings Per Share

Net income for the three-month period ended June 30, 2004 increased 10%, or $1.6 million, to $17.6 million from $16.0 million for the same quarter in the prior year. Diluted earnings per share were $.39 and $.33 per share for the quarters ended June 30, 2004 and 2003, respectively. Diluted weighted average shares outstanding were 45.036 million and 48.346 million for the quarters ended June 30, 2004 and 2003 respectively.  Diluted earnings per share had a positive impact on the year over year quarterly comparison as a result of fewer shares outstanding primarily due to our stock repurchase program.

Seasonality

Our quarterly results reflect slight seasonality, as the fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as patients tend to take vacation, particularly in Europe, during this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet reflected cash, cash equivalents and short-term marketable securities of $112 million at June 30, 2004, compared to $118 million at March 31, 2004.  The decrease is primarily due to our investment of $25 million of cash into long-term marketable securities, primarily Federal Home Loan Bank and Federal National Mortgage Association notes to increase our interest income on our cash reserves. Our cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds.  Our working capital was $193 million at June 30, 2004, compared to $198 million at March 31, 2004.  We generated $26 million of cash from operating activities during the three months ended June 30, 2004, compared to $17 million the same period the previous year.  Approximately $1.6 million of the increase was attributable to increased net income and $2.5 million in additional amortization, depreciation and losses on asset disposals not requiring the use of cash.  Increased accounts receivable collection activities in the quarter provided $3.6 million in additional cash flow from operations compared to the same quarter in the prior year.

During the three months ended June 30, 2004, we invested approximately $1.5 million in property and equipment, primarily for production equipment purchases. We anticipate investing approximately $18.5 million in the remainder of fiscal 2005 to continue facility improvements and to purchase production equipment.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $2.6 million during the three months ended June 30, 2004 compared to $3.9 million in the same period the previous year. Proceeds from the exercise of employee stock options will vary from period to period based primarily upon fluctuations in the market value of our common shares relative to the exercise price of such options, among other factors.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  At June 30, 2004, 3.6 million shares remained authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  There were no share repurchases under this program for the quarter ended June 30, 2004.

In January 2001, we completed the acquisition of the assets of South Bay Medical.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments are been recorded as an acquisition obligation payments liability of $11.4 million at June 30, 2004.  Approximately $5.9 million of the future acquisition obligation payments is to be paid in shares of our common stock valued at fair market value on the date of issuance, over several years based on the achievement of unit sale milestones.

In December 2001, we entered into several agreements with Prosurg, Inc. to purchase certain patent rights and to secure a supply of product.  The total consideration included $2.0 million in cash and $1.7 million in short and long-term payments due over the next several years.  The future payments have been recorded as an acquisition obligation liability at net present value and will increase with imputed interest to $2.0 million, due over the next several years, based on the achievement of certain milestones.

On September 9, 2003, we entered into several transactions to acquire from AMI, LLC, the exclusive license, marketing and distribution rights for certain products, and a related supply agreement with Prosurg, Inc.  We paid $3 million in cash and issued 133,630 restricted shares of our common stock valued at fair market value of $3 million.  The agreements commit us to make additional payments totaling up to $4.5 million upon the completion of certain developmental and regulatory milestones, expected to be achieved over the next several years.

On October 25, 2003, we acquired Inform Solutions, Inc., for total consideration of $3 million in cash.  The agreement commits us to make additional payments totaling up to $1.7 million based upon achievement of future sales and earnings thresholds over 3 years.

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

In July 2003, the Board of Directors increased the quarterly dividend rate from $.02 per share to $.15 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  During the quarter ended June 30, 2004 we paid a $.15 dividend. At the current annual dividend rate of $.60 per share, the aggregate annual dividend would be approximately $25 million. Our Credit Agreement, described below, limits the aggregate amount of dividends payable in any year to one-half of the net income of the preceding year.

We have a secured line of credit for borrowings up to $25 million ("Credit Agreement"), which accrues interest at the prevailing prime rate or 1.75% over LIBOR, at our discretion.  The Credit Agreement includes certain covenants that, among other things, limit the dividends we may pay and requires maintenance of certain levels of tangible net worth and debt service ratios.  At June 30, 2004, two commercial letters of credit totaling $1.3 million were outstanding and secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 30, 2004, only $23.7 million was available for additional borrowings.

In addition, in February 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, are guaranteed by us, and total $6.9 million, of which $4.5 million was outstanding, and $2.4 million was available at June 30, 2004.

In fiscal 2002, a line of credit of $7.5 million was established to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  At June 30, 2004, $5.5 million was outstanding and $2.0 million was available under this line.  The line of credit provides for conversion to a term loan at prevailing interest rates when construction of the new facility is completed.

At June 30, 2004, our total short-term borrowings under all lines of credit were $9.7 million and the weighted-average interest rate was 3.59%.  The total amount of additional borrowings available to us under all lines of credit was $28.1 million at June 30, 2004 and March 31, 2004, respectively.

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

Our principal source of liquidity at June 30, 2004 consisted of $112 million in cash, cash equivalents and short-term marketable securities, plus $28 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other business, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

On February 1, 2003, our sole source brachytherapy iodine and palladium seed supply agreement with North American Scientific, Inc. (NASI) expired, and along with other factors, resulted in a loss of sales of approximately $10 million during fiscal 2004.  We now manufacture iodine seeds but we continue to rely on a sole source supplier for our supply of palladium seeds.  Future interruptions of the supply of seeds, additional competition, regulatory delay, additional costs to procure seeds, or loss of customers and market share may have a negative effect on revenues and the results of operations.  For the quarter ended June 30, 2004, our sales of iodine seeds and palladium seeds were approximately $3.9 million.

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  The Financial Accounting Standards Board ("FASB") has issued a Proposed Statement of Financial Accounting Standards ("SFAS"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 ("Exposure Draft").  The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements.  The approval of this exposure draft or any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results of our business.

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements such as the registration statement we filed in connection with our convertible bond offering, but reviews may also be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Our operating results may fluctuate substantially, and could precipitate unexpected movement in the price of our common stock and convertible notes.

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On June 30, 2004, the closing price of our common stock on the New York Stock Exchange was $34.29 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at a conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control such as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4.	Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On February 20, 2004, we filed a patent infringement suit in the United States Court for the District of Minnesota against American Medical Systems, Inc. ("AMS").  The suit alleges that AMS is inducing infringement and contributing to the infringement of our United States Patent No. 6,638,211 B2 ("'211 Patent"), a patent involving a method for the treatment of urinary incontinence in women, by AMS offering for sale and selling its Monarc Subfacial Hammock in the United States.  The suit seeks compensatory and treble damages.  On February 23, 2004, AMS served us with a Complaint for declaratory judgment, which was filed in the same District Court on October 28, 2003, seeking a declaration that AMS does not infringe any valid claim of the '211 Patent and that the claims of the '211 Patent are invalid and unenforceable against AMS.  Because the cases involve the same facts, they will be heard by the same judge.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities None.
Item 3.	Defaults Upon Senior Securities None.
Item 4.	Submission of Matters to a Vote of Security Holders None.
Item 5.	Other Information None.

Item 6.	Exhibits and Reports on Form 8-K (a) Exhibits
10.1 Employment Agreement dated July 15, 2004, between Mentor Corporation and Peter Shepard.

10.2 Employment agreement dated July 27, 2004, between Mentor Corporation and Bobby Purkait.

10.3 Employment agreement dated August 6, 2004, between Mentor Corporation and Adel Michael.

10.4 Employment agreement dated August 6, 2004, between Mentor Corporation and Joshua Levine.

10.5 Employment agreement dated August 6, 2004, between Mentor Corporation and Loren McFarland.

10.6 Employment agreement dated August 6, 2004, between Mentor Corporation and Cathy Ullery.

10.7 Employment agreement dated August 6, 2004, between Mentor Corporation and Kathleen Beauchamp.

10.8 Employment agreement dated August 6, 2004, between Mentor Corporation and Clarke Scherff.

10.9 Amended and restated Supply Agreement, dated July 6, 2004 by and among Nusil Corporation, SiTech Inc., and Mentor Corporation.

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
  We filed a report on Form 8-K on August 2, 2004 regarding our press release announcing our first quarter 2005 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	August 9, 2004	By:	/S/JOSHUA H. LEVINE Joshua H. Levine Chief Executive Officer

Date:	August 9, 2004	By:	/S/LOREN L .MCFARLAND Loren L. McFarland Chief Financial Officer