Form 10-Q
period 2004-09-30
MENTOR CORP /MN/
filed 2004-11-08
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

As of November 5, 2004 there were approximately 42,796,358 Common Shares, par value $.10, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets (unaudited) – September 30, 2004 and March 31, 2004
Consolidated Statements of Income (unaudited) – Three Months Ended September 30, 2004 and 2003
Consolidated Statements of Income (unaudited) – Six Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows (unaudited) - Six Months Ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements – September 30, 2004
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	September 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ 127,189	$ 118,225
Marketable securities	458	193
Accounts receivable, net	102,967	106,016
Inventories	73,449	67,912
Deferred income taxes	23,838	22,488
Prepaid expenses and other	16,750	13,205
Total current assets	344,651	328,039

Property and equipment, net	74,641	77,529
Intangible assets, net	48,320	51,014
Goodwill, net	23,820	23,711
Long-term marketable securities and investments	35,194	8,326
Other assets	10,169	10,160
	$ 536,795	$ 498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	September 30, 2004	March 31, 2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 32,429	$ 37,126
Warranty and related reserves	24,572	23,396
Accrued compensation	19,547	18,212
Short-term bank borrowings	9,385	10,012
Sales returns	11,536	11,797
Deferred revenue	11,654	6,915
Income taxes payable	-	285
Current portion of purchase price related to acquired technologies and acquisitions	1,775	1,864
Interest payable	1,021	1,187
Dividends payable	7,260	6,309
Accrued royalties	708	567
Other	14,921	12,260
Total current liabilities	134,808	129,930

Deferred income taxes	2,569	2,549
Deferred revenue	1,977	-
Long-term accrued liabilities	18,178	17,996
Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding
42,784,558 shares at September 30, 2004;
42,059,136 shares at March 31, 2004;	4,278	4,206
Capital in excess of par value	12,780	-
Accumulated other comprehensive income	20,649	19,122
Retained earnings	191,556	174,976
	229,263	198,304
	$ 536,795	$ 498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended September 30, 2004 and 2003 (Unaudited)
	Three Months Ended September 30,
(in thousands, except per share data)	2004	2003

Net sales	$ 108,779	$ 93,263
Cost of sales	40,638	35,561
Gross profit	68,141	57,702

Selling, general and administrative expense	40,568	33,899
Research and development expense	8,553	7,711
	49,121	41,610

Operating income	19,020	16,092
Interest expense	(1,228)	(149)
Interest income	533	323
Other income, net	5	249
Income before income taxes	18,330	16,515
Income taxes	5,796	5,277
Net income	$ 12,534	$ 11,238

Basic earnings per share	$ 0.29	$ 0.24
Diluted earnings per share	$ 0.28	$ 0.23
Dividends per share	$ 0.17	$ 0.15

Weighted average shares outstanding
Basic	42,548	46,562
Diluted	45,238	48,610

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Six Months Ended September 30, 2004 and 2003 (Unaudited)
	Six Months Ended September 30,
(in thousands, except per share data)	2004	2003

Net sales	$ 231,211	$ 198,369
Cost of sales	84,613	74,934
Gross profit	146,598	123,435

Selling, general and administrative expense	83,820	69,578
Research and development expense	16,583	15,254
	100,403	84,832

Operating income	46,195	38,603
Interest expense	(2,636)	(310)
Interest income	948	719
Other income (expense), net	(183)	925
Income before income taxes	44,324	39,937
Income taxes	14,136	12,666
Net income	$ 30,188	$ 27,271

Basic earnings per share	$ 0.71	$ 0.59
Diluted earnings per share	$ 0.67	$ 0.56
Dividends per share	$ 0.32	$ 0.17

Weighted average shares outstanding
Basic	42,356	46,475
Diluted	45,138	48,479

See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Cash Flows Six Months Ended September 30, 2004 and 2003 (Unaudited)
(in thousands)	2004	2003
Operating Activities:
Net income	$ 30,188	$ 27,271
Adjustments to derive cash flows from operating activities:
Depreciation	7,289	6,453
Amortization	2,368	1,658
Deferred income taxes	(1,631)	(2,131)
Tax benefit from exercise of stock options	3,223	2,778
(Gain) loss on sale of assets	1,436	(302)
Imputed interest on long-term liabilities	15	139
(Gain) loss on long-term marketable securities	-	136
Changes in operating assets and liabilities:
Accounts receivable	3,918	3,164
Inventories	(4,836)	(3,754)
Prepaid income taxes and other current assets	(3,533)	(8,096)
Accounts payable and accrued liabilities	7,364	(326)
Income taxes payable	(267)	(439)
Net cash provided by operating activities	45,534	26,551
Investing Activities:
Purchases of property and equipment	(4,829)	(9,089)
Purchases of intangibles	(1,500)	(4,673)
Purchases of marketable securities	(69,028)	(28,244)
Sales of marketable securities	41,854	21,466
Acquisitions, net of cash acquired	-	(7,192)
Net cash used for investing activities	(33,503)	(27,732)
Financing Activities:
Repurchase of common stock	-	(8,601)
Proceeds from exercise of stock options	9,628	6,602
Dividends paid	(13,637)	(1,858)
Borrowings (repayments) under line of credit agreements, net	632	(128)
Net cash used for financing activities	(3,377)	(3,985)
Effect of currency exchange rates on cash and cash equivalents	310	370
Increase (decrease) in cash and cash equivalents	8,964	(4,796)
Cash and cash equivalents at beginning of year	118,225	105,840
Cash and cash equivalents at end of period	$ 127,189	$ 101,044

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

Basis of Presentation

The financial information for the three and six months ended September 30, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Effects of Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board (FASB) released draft abstract Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," for comment. The objective of this Issue is to provide guidance for whether contingently convertible debt instruments should be included in diluted earnings per share calculations. The draft abstract reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached. In its September meeting, the Task Force confirmed the July conclusion, and the guidance becomes effective December 15, 2004.  The impact of the Issue will be to change the diluted earnings per share calculation by increasing net income used in the numerator by the after tax amount of interest expense related to the convertible notes (approximately $800,000 for the quarter), and increasing weighted average shares outstanding used in the denominator by 5.1 million shares; the number of shares to be issued upon full conversion of the convertible notes.  The effect would decrease diluted earnings per share by $.02 cents per share for the quarter ended September 30, 2004.  We expect to adopt the guidance in the quarter ended December 31, 2004.

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

The accompanying unaudited condensed consolidated financial statements for the three month and six month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three month and six month periods ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2004 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of September 30, 2004, and March 31, 2004.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government and government agency obligations, auction rate securities, and investment grade corporate obligations including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at September 30, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 38,333	$ -	$ -	$ 38,333
Money market mutual funds	88,856	-	-	88,856
Marketable equity securities	144	-	(8)	136
U.S., state and municipal agency obligations	35,305		(67)	35,238
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 162,916	-	$ (75)	$ 162,841

Included in cash and cash equivalents	127,189	-	-	127,189
Included in current marketable securities	458	-	-	458
Included in long-term marketable securities and investments	35,269	-	(75)	35,194
Total available-for-sale investments	$ 162,916	$ -	$ (75)	$ 162,841

Available-for-sale investments at March 31, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$ 19,139	$ -	$ -	$ 19,139
Bank time deposits	-	-	-	-
Money market mutual funds	99,086	-	-	99,086
Marketable equity securities	56	-	(8)	48
U.S., State and Municipal agency obligations	8,193	-	-	8,193
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$ 126,752	-	(8)	$ 126,744

Included in cash and cash equivalents	118,225	-	-	118,225
Included in current marketable securities	193	-	-	193
Included in long-term marketable securities and investments	8,334	-	(8)	8,326
Total available-for-sale investments	$ 126,752	$ -	$ (8)	$ 126,744

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2004 and March 31, 2004 consisted of:

(in thousands)	September 30,	March 31
Raw materials	$ 14,209	$ 13,050
Work in process	12,587	11,572
Finished goods	46,653	43,290
	$ 73,449	$ 67,912

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

Property and equipment at September 30, 2004 and March 31, 2004 consisted of:

(in thousands)	September 30,	March 31,
Land	$ 566	$ 561
Buildings	24,883	24,534
Leasehold improvements	24,849	23,776
Furniture, fixtures and equipment	106,196	103,242
Construction in progress	3,662	3,811
	160,156	155,924
Less accumulated depreciation	(85,515)	(78,395)
	$ 74,641	$ 77,529

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

Information on changes in the Company’s accrued warranties and related reserves are as follows:

	Six Months Ended
	September 30,
(in thousands)	2004	2003
Beginning warranty and related reserve	$ 23,396	$ 19,989
Costs of warranty claims	(2,122)	(1,930)
Accruals for product warranties	3,298	4,063
Ending warranty and related reserves	$ 24,572	$ 22,122

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net income	$ 12,534	$ 11,238	$ 30,188	$ 27,271
Foreign currency translation adjustment	1,613	826	1,571	5,858
Unrealized (losses) on marketable securities and investment activities, net	117	25	(44)	146
Comprehensive income	$ 14,264	$ 12,089	$ 31,715	$ 33,275

Note I - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (2000 Plan) and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value as of the date of grant.  Options to purchase 732,750 shares of common stock at $32.23 per share were granted during the quarter ended June 30, 2004.  Options to purchase 47,500 shares of common stock at $34.58 per share were granted during the quarter ended September 30, 2004.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Net income: as reported (1)	$ 12,534	$ 11,238	$ 30,188	$ 27,271
Deduct: compensation expense fair value method	(1,787)	(1,899)	(3,555)	(3,319)
Net income: pro forma	$ 10,747	$ 9,339	$ 26,633	$ 23,952

Basic earnings per share: as reported	$ .29	$ .24	$ .71	$ .59
Basic earnings per share: pro forma	$ .25	$ .20	$ .63	$ .51

Diluted earnings per share: as reported	$ .28	$ .23	$ .67	$ .56
Diluted earnings per share: pro forma	$ .24	$ .20	$ .59	$ .50
(1) Net income as reported includes no compensation expense associated with stock grants.

Note J - Income Taxes

The effective rate of corporate income taxes was 31.9% and 31.7% for the six-month periods ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Weighted average outstanding shares: basic	42,548	46,562	42,356	46,475
Shares issuable through exercise of stock options	2,690	2,048	2,782	2,004
Weighted average outstanding shares: diluted	45,238	48,610	45,138	48,479

Shares issuable through stock options are determined using the treasury stock method.  Certain potential shares issuable under the terms of employee stock options were excluded from the computation of diluted earnings per share since their exercise prices were greater than the market prices of the common shares during or at the end of the period, and accordingly, their effect would have been anti-dilutive.  Shares potentially issuable upon the conversion of the 2¾% convertible subordinated notes were excluded as the market prices of the common shares did not reach the specific levels for the specified times required in order for the notes to allow conversion during the period.  Additionally, during the quarter ended September 30, 2004, the price of the Company’s stock did not exceed the specific strike prices of the convertible bond hedge or the warrants for the specified time required that the Company entered into to reduce the potential dilution from any conversion of the notes.  Both the bond hedge and the warrants transaction may be settled at the Company’s option, either in cash or shares, and expire on January 1, 2009.

Note L - Share Repurchase Program

The Company has a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  In May 1999, the Board of Directors authorized the repurchase of 9.2 million shares of our stock.  Each year shares have been repurchased including 1.4 million shares for $22.3 million and 1.5 million shares for $18.7 million in the years ended March 31, 2003 and 2002, respectively.  At March 31, 2003, 1.8 million shares were remaining under this authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5 million shares from 2.5 million to 7.5 million shares.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million and 3.6 million shares remained authorized for repurchase as of March 31, 2004 and September 30, 2004.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased. There were no share repurchases during the three-month and six-month periods ending September 30, 2004.

Note M - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2 million in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at September 30, 2004, in current accrued liabilities ($775,000) and in long-term accrued liabilities ($10,550,000) as the Company believes it is probable these payments will be paid.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and up to an additional $2 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of these amounts is recorded at September 30, 2004, in accrued liabilities ($1,000,000) and in long-term accrued liabilities ($1,000,000) as the Company believes it is probable these payments will be paid.

A-Life Ltd.

On August 25, 2003, the Company completed the acquisition of A-Life Ltd, which has developed a hyaluronic acid based dermal filler product, from Vitrolife, AB.  The acquisition was valued at $7.5 million; net of cash acquired, and was paid from existing cash balances.  The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The purchase price was preliminarily allocated to accounts receivable of $36,000, other assets of $349,000, production equipment of $393,000 and intangible assets of $6,821,000, net of accrued liabilities of $123,000.

Note N - Goodwill & Intangible Assets

In 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 was effective for the Company as of April 1, 2002.  SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets.  Goodwill and intangible assets that have indefinite useful lives are no longer to be amortized, but rather are to be tested for impairment annually or more frequently if impairment indicators arise.  None of the Company's intangible assets have an indefinite life.  Intangible assets with finite lives continue to be amortized over their useful lives ranging from 3-20 years on a straight line basis.  Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Allocated costs were based on respective fair values at the date of acquisition.

Upon the adoption of SFAS No. 142, the Company reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001, and assigned all goodwill to reporting units for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests were performed at adoption and in the fourth quarter of fiscal years 2004 and 2003 and no impairment was noted as a result of these analyses.

As of September 30, 2004 and March 31, 2004, accumulated amortization of intangible assets was $16.6 million and $14.2 million respectively.

Note O - Long-term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.27 per share and are subordinated to all existing and future senior debt.

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

  if the Company calls the notes for redemption; or

  if the Company makes certain significant distributions to holders of its common stock or the Company enters into specified corporate transactions.

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company’s recent dividend increase the conversion price has been adjusted to $29.27, and each $1,000 principle amount will be convertible into 34.1632 shares of common stock.

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

Selected financial information for the Company's reportable segments for the three-month and six-month periods ended September 30, 2004 and 2003, and as of September 30, 2004 and March 31, 2004 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net sales
Aesthetic and General Surgery	$ 54,322	$ 47,199	$ 119,866	$ 102,702
Surgical Urology	30,374	23,903	62,286	51,992
Clinical and Consumer Healthcare	24,083	22,161	49,059	43,675
Total consolidated revenues	$ 108,779	$ 93,263	$ 231,211	$ 198,369

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Operating profit
Aesthetic and General Surgery	$ 18,390	$ 15,987	$ 43,936	$ 35,777
Surgical Urology	1,168	(748)	3,446	788
Clinical and Consumer Healthcare	2,645	3,111	5,658	6,433
Total reportable segments	$ 22,203	$ 18,350	$ 53,040	$ 42,998

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Operating income
Reportable segments	$ 22,203	$ 18,350	$ 53,040	$ 42,998
Corporate operating expenses	(3,183)	(2,258)	(6,845)	(4,395)
Interest expense	(1,228)	(149)	(2,636)	(310)
Interest income	533	323	948	719
Other income	5	249	(183)	925
Income before income taxes	$ 18,330	$ 16,515	$ 44,324	$ 39,937

	As of
(in thousands)	September 30, 2004	March 31, 2004
Identifiable assets
Aesthetic and General Surgery	$ 134,490	$ 135,199
Surgical Urology	117,803	114,937
Clinical and Consumer Healthcare	74,825	76,695
Total reportable segments	$ 327,118	$ 326,831

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended March 31, 2004, and subsequent reports on Forms 10‑Q and 8‑K, which discuss our business in greater detail.

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

  our anticipated growth strategies;

  our anticipated sales, expenses and taxes for fiscal 2005

  our intention to introduce or seek regulatory approval for new products;

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

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” ”projects,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,”  “ongoing,” ”guidance,” and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Company Overview

Founded in 1969, we are a leading supplier of medical products for the global healthcare market.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments, aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.

Our aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction).  Our surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Our clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

We employ approximately 2,000 people around the world and are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, France, the Netherlands and the United Kingdom.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  The cost of goods sold represents raw materials, labor and overhead, and the cost of third party finished products.  Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead and manufacturing efficiencies or inefficiencies.

In addition to our strong domestic presence, we export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, the United Kingdom, Germany, France, Japan, Benelux, Australia, Spain, Portugal and Italy, as well as through independent distributors in other countries.

We employ specialized domestic sales forces for our aesthetic surgery, body contouring, and urologic specialties, which includes our women's health, erectile dysfunction, prostate brachytherapy and clinical and consumer healthcare product lines

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global corporation. Our sales and marketing expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses incorporate the costs of finance, human resources, information services, legal and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

Recent Developments

On October 25, 2003, we completed the acquisition of Inform Solutions Inc., now doing business as Mentor Practice Development Services located in San Diego, California.  Mentor Practice Development Services is a leading provider of comprehensive integrated practice management software and revenue enhancement services to the plastic surgery industry.  We paid cash for the acquisition and committed to several milestone payments over the ensuing three years based upon sales and earnings.  We expect that the software and consulting revenues generated by Mentor Practice Development Services will not be substantial.  We do, however, generally anticipate that the software and services Mentor Practice Development Services offers will assist our plastic surgery customers to better manage their practices, resulting in growth of our related product sales.

On December 10, 2003 we completed a licensing agreement with the Wisconsin Alumni Research Foundation (“WARF”), which gives us the exclusive manufacturing and marketing rights to the proprietary botulinum toxin technology developed at the University of Wisconsin-Madison.  In exchange, we paid cash and committed to royalty payments based upon future sales, and future payments based upon developmental milestones.  We do not expect any revenues from products utilizing this technology in fiscal year 2005 or fiscal year 2006, as the products will require additional research, clinical studies and regulatory approvals before they can be marketed.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an adjusted conversion price of $29.27 per share and are subordinated to all existing and future senior debt.

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

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003

Our quarterly results reflect slight seasonality, as the fiscal quarter ending September 30 tends to have lower breast implant revenues than the other three quarters.  This is primarily due to patients delaying elective surgical procedure, such as breast augmentation, until after the summer vacation season, particularly in Europe.

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	37.4%	38.1%	36.6%	37.8%
Gross profit	62.6%	61.9%	63.4%	62.2%

Selling, general and administrative expense	37.3%	36.4%	36.3%	35.1%
Research and development expense	7.9%	8.3%	7.2%	7.7%

Operating income	17.4%	17.2%	19.9%	19.4%

Interest expense	(1.3)%	(0.1)%	(1.1)%	(0.1)%
Interest income	0.7%	0.3%	0.4%	0.4%
Other income (expense), net	0.0%	0.3%	(0.1)%	0.5%

Income before income taxes	16.8%	17.7%	19.1%	6.4%

Income taxes	5.3%	5.7%	6.1%	6.4%
Net income	11.5%	12.0%	13.0%	13.8%

Sales

Sales for the three-month period ended September 30, 2004 increased 16.6% to $108.8 million from $93.3 million for the same quarter in the prior year.  Foreign exchange rate movements, primarily the strengthening of the Euro, had a favorable year-to-year impact on international sales of $3.1 million for the three-month period.  We continue to expect total sales to increase in fiscal 2005 at a low double digit rate over sales in fiscal 2004.

	Sales by Principal Product Line
	For the Three Months Ended September 30,			For the Six Months Ended September 30,
(in thousands)	2004	2003	Percent Change	2004	2003	Percent Change
Aesthetic & General Surgery Products	$ 54,322	$ 47,199	15.1%	$ 119,866	$ 102,702	16.7%
Surgical Urology Products	30,374	23,903	27.1%	62,286	51,992	19.8%
Clinical & Consumer Healthcare Products	24,083	22,161	8.7%	49,059	43,675	12.3%
	$ 108,779	$ 93,263	16.6%	$ 231,211	$ 198,369	16.6%

Sales of aesthetic and general surgery products increased 15.1% to $54.3 million for the quarter ended September 30, 2004, from $47.2 million in the same period in the prior year. Approximately $0.7 million or 1.5% of this increase is attributable to the favorable impact of foreign exchange rate movements and the balance is primarily attributable to organic growth of our silicone gel breast implants and associated products used in reconstruction surgeries.  Total sales of breast implant products increased 12.2% to $46.9 million for the quarter from $41.8 million in the same period in the prior year.  Increased sales were driven by strong performance in the augmentation and reconstruction markets both domestically and internationally. Although we try to avoid competing on price, we  continue to see competitive price pressure in both the domestic and international markets. Sales of body contouring products increased 10.2% to $3.9 million for the quarter from $3.5 million in the same period in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and sales of our capital equipment, associated disposable products, and higher average selling prices were the leading contributors to body contouring sales growth for the quarter ended September 30, 2004. Although both breast implant and body contouring revenue increased, we believe sales were negatively impacted by the severe weather conditions during the quarter in the Southeast United States, which is a significant market for us. Other aesthetic products sales increased 87% to $3.6 million for the quarter from $1.9 million in the same period of the prior year as a result of increased revenue from physician participation in our "Extreme Makeover" direct to consumer television advertising program and revenue from our October 2003 acquisition of Mentor Practice Development Services.

Sales of surgical urology products increased 27.1% to $30.4 million for the quarter ended September 30, 2004, from $23.9 million in the same period in the prior year.  The reorganization of our urology sales force, which was completed in early 2004, continues to benefit sales.  Sales of women’s health care products increased 83% to $5.2 million for the three months ended September 30, 2004 compared to $2.8 million in the prior year. This increase was primarily attributable to our ObTape™ sling product, which was introduced in the United States during August 2003 for the treatment of stress urinary incontinence. Penile implant sales increased 8.8% to $6.2 million from $5.7 million in the comparable period of the prior year due to continued market acceptance of our Titan® penile device in Europe, and to the reduction in patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales.  Brachytherapy product sales increased by 10.1% to $3.8 million for the quarter ended September 30, 2004, from $3.4 million in the same period in the prior year as a result of higher unit sales and improved average selling prices. Sales of our disposable urinary care products increased by $3.2 million to $15.1 million for the quarter ended September 30, 2004, compared to $11.9 million in the prior year.  The favorable impact of foreign exchange rate variations also increased segment revenue $1.4 million for the quarter ended September 30, 2004 compared to the prior year.

Sales of clinical and consumer healthcare products increased 8.7% or $1.9 million to $24.1 million for the quarter ended September 30, 2004 from $22.2 million in the same period of the prior year. Sales of catheters increased 11.6% or $1.4 million to $13.5 million for the quarter ended September 30, 2004 from $12.1 million for the comparable period in the prior year. This increase resulted from a shift to our premium product categories which all have premium pricing as well as a favorable impact of foreign exchange rate variations of $1.0 million for this segment.

Gross profit

Gross profit increased to 62.6% of net sales for the quarter ended September 30, 2004, compared to 61.9% in the comparable period in the prior year.  Gross profit for aesthetic and general surgery products improved to 74.1% of net sales, or $40.2 million for the three-month period ending September 30, 2004, up from 73% of net sales in the comparable period in the prior year.  This increase in gross profit of $5.7 million is primarily attributable to manufacturing efficiencies at our Texas and Netherlands facilities.   Gross profit for surgical urology products improved to 54.0% of net sales for the quarter ended September 30, 2004, compared to 51.4% of net sales in the same period in the prior year.  This improvement is primarily due to increased sales of women’s health care products, which have a higher gross margin than other products in this segment, and the licensing of our trans-obturator method patent. Gross profit for healthcare products decreased to 47.8% of net sales for the quarter ended September 30, 2004, compared to 49.5% of net sales for the quarter ended September 30, 2003. This decrease is due to manufacturing inefficiencies at our foreign manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative expenses were $40.6 million, or 37.3% of net sales for the quarter ended September 30, 2004, compared to $33.9 million or 36.4% for the comparable quarter in the prior year.  The increase as a percentage of net sales is primarily the result of increased information technology support, higher regulatory expense related to the silicone gel PMA filing, higher legal expenses from ongoing and recently concluded litigation, recent acquisitions, and to a lesser extent increased support of sales, and our recently launched direct to consumer television advertising program.  The increase in general and administrative expense was partially offset by lower product warranty and product liability expenses.  For the fiscal year ending March 31, 2005, we expect sales, general and administrative expense to be in the range of 35% to 37% of net sales.

Research and Development

Research and development expenses for the quarter ended September 30, 2004 were $8.6 million compared to $7.7 million a year ago, or approximately 8% of net sales for each period.  Research and development spending for the quarter ended September 30, 2004 was primarily to support key strategic product development programs including our silicone gel breast implant PMA, the botulinum toxin program, the Hyalite dermal filler program, and the continued development of automated manufacturing technologies.  We expect the level of spending on research and development activities to be in the range of 7% to 8% of net sales for the fiscal year ending March 31, 2005.

Interest and Other Income and Expense

Interest expense increased approximately $1.0 million to $1.2 million for the quarter ended September 30, 2004, compared to $.2 million in the same period of the prior year.  The increase is the result of additional interest on our $150 million in convertible subordinated notes issued in December 2003, carrying a coupon rate of 2 ¾%.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit.

Income Taxes

The effective rate of corporate income taxes for the three-months ended September 30, 2004, was 31.6% as compared to 32.0% for the comparable period in the prior year.  We expect our effective tax rate to be in the range of 32% to 33% for the fiscal year ending March 31, 2005.

Net Income and Earnings Per Share

Net income for the quarter ended September 30, 2004 increased 11.6% to $12.5 million from $11.2 million in the comparable period in the prior year.  Diluted earnings per share increased 21.7% to $0.28 for the quarter, compared to $0.23 for the comparable period last year.  As a result of our stock repurchase program, we have fewer shares outstanding resulting in a positive impact on the year-over-year quarterly comparison of diluted earning per share.

For the six-month periods ended September 30, 2004 compared to the six-month periods ended September 30, 2003.

Sales

Sales increased 16.6%, or $32.8 million to $231.2 million for the six months ended September 30, 2004, compared to $198.4 million for the same period in the prior year.   Foreign exchange rate movements, primarily the strengthening of the Euro, had a favorable year-to-year impact on international sales of $5.9 million for the six month period.

Sales of aesthetic and general surgery products increased 16.7%, or $17.2 million to $119.9 million for the six-month period ended September 30, 2004, compared to $102.7 million for the same period in the prior year.   Approximately $1.5 million of the increase is attributable to the favorable impact of foreign exchange rates and the balance is due to organic growth in unit sales. Sales of breast implants increased  $13 million or 14.2% to $104.3 million for the six months ended September 30, 2004, compared to $91.3 million for the same period in the prior year. Body contouring product sales increased 21.1% to $8.6 million for the six-month period ended September 30, 2004, from $7.1 million for the comparable period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedural volumes as awareness and acceptance of this procedure increases. Although both breast implant and body contouring revenue increased, we believe sales were negatively impacted by the severe weather conditions during the quarter ended September 30, 2004 in the Southeast United States, which is a significant market for us.  Other product sales increased by 26% to $6.9 million for the six months ended September 30, 2004, compared to $5.5 million the same period in the prior year as a result of increased revenue from physician participation in our "Extreme Makeover" direct to consumer television advertising program and revenue from our October 2003 acquisition of Mentor Practice Development Services.

Sales of surgical urology products increased 19.8%, or $10.3 million to $62.3 million for the six month period ended September 30, 2004, compared to $52 million for the same period in the prior year.  This growth primarily resulted from the reorganization of our urology sales force, which was completed in early 2004 and led to improved selling focus and higher sales productivity. The increases in sales were primarily attributable to a $5.1 million increase in sales of our women’s health care products and a $4.1 million increase in sales of our disposable urinary care products. This increase in sales was primarily attributable to our ObTape™ sling product, which was introduced in the United States during August 2003 for the treatment of stress urinary incontinence. Brachytherapy product sales increased 7% to $7.6 million for the six months ended September 30, 2004 compared to $7.1 million for the same period in the prior year as a result of higher unit sales and improved average selling prices.  Foreign exchange rate fluctuations favorably impacted sales by $2.5 million.

Sales of clinical and consumer healthcare products increased 12.3%, or $5.3 million to $49 million for the six month period ended September 30, 2004 compared to $43.7 million for the same period in the prior year. Sales of our catheter products increased $4.2 million or 18.6% to $26.8 million for the six month period ended September 30, 2004, from $22.6 million for the same period of the prior year.  Sales of other disposable homecare and ostomy products increased 5.2% to $22.2 million for the quarter ended September 30, 2004, from $21.1 million in the comparable period of the prior year.  This increase resulted from a shift to our premium product categories which all have premium pricing as well as a favorable impact of foreign exchange rate variations of $1.9 million for this segment.

Gross profit

Gross profit for the six-months ended September 30, 2004, improved to 63.4% of net sales from 62.2% for the same period in the prior year. Gross profit for aesthetic and general surgery products improved to 74.5% of net sales, or $89.3 million for the six-month period ending September 30, 2004, up from 72.1% of net sales in the comparable six-month period in the prior year.  This increase in gross profit of $15.3 million is primarily attributable to manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products for the six-month period ended September 30, 2004 improved to 53.9% of net sales compared to 52.6% of net sales for the same period in the prior year.  The improvement in the gross profit percentage is primarily due to increased sales of women’s health care products, which have a higher gross margin than other products in this segment, and the licensing of our trans-obturator method patent. Gross profit for clinical and consumer healthcare products for the six-month period ended September 30, 2004, decreased to 48.4% of net sales compared to 50.6% in the prior year.  This decrease is due to manufacturing inefficiencies at our foreign manufacturing facilities.

Selling, General and Administrative

Selling, general and administrative expense increased to 36.3% of net sales, or $83.8 million for the six-month period ended September 30, 2004, compared to 35.1% or $69.6 million in the comparable period of the prior year.  The increase as a percentage of net sales is primarily the result of increased information technology support, higher regulatory expense related to the silicone gel PMA filing, higher legal expenses from ongoing and recently concluded litigation, recent acquisitions, and to a lesser extent increased support of sales, and our recently launched direct to consumer television advertising program.  The increase in general and administrative expense was partially offset by lower product warranty and product liability expenses.

Research and Development

Research and development expenses for the six-month period ended September 30, 2004 decreased from 7.7% to 7.2% as a percent of net sales, and were $16.6 million compared to $15.3 million for the comparable period a year ago.  Research and development spending primarily supports key strategic product development programs including our silicone gel breast implant PMA, the botulinum toxin program, the Hyalite dermal filler program, and the continued development of automated manufacturing technologies.  During the first quarter of fiscal 2005 we recorded a $0.8 million charge related to the termination of a brachytherapy development project and related automated manufacturing equipment.

Interest and Other Income and Expense

Interest expense for the six-month period ended September 30, 2004 increased to $2.6 from $0.3 million in the comparable period in the prior year.  Approximately $2.1 million of the expense relates to the $150 million in convertible subordinated notes issued in December 2003 with a coupon rate of 2 ¾%.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit.

Income Taxes

The effective rate of corporate income taxes for the six-months ended September 30, 2004 was 31.9% as compared to 31.7% for the comparable period in the prior year.

Net Income and Earnings Per Share

Net income for the six-month period ended September 30, 2004 increased 10.6% to $30.2 million from $27.3 million in the comparable period in the prior year.  Diluted earnings per share increased 19.6% to $.67 for the six-month period compared to $0.56 for the comparable period last year.  As a result of our stock repurchase program, we have fewer shares outstanding, resulting in a positive impact on the year over year six month comparison of diluted earning per share.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet reflected cash, cash equivalents and short-term marketable securities of $128 million at September 30, 2004, compared to $118 million at March 31, 2004.  During the first quarter of fiscal 2005 we invested  $25 million of cash into long-term marketable securities, primarily Federal Home Loan Bank and Federal National Mortgage Association notes to increase our interest income on our cash reserves.  Our cash provided by operating activities and the proceeds of our convertible notes has been our primary recurring source of funds, and this is expected to continue.  Our working capital was $210 million at September 30, 2004, compared to $198 million at March 31, 2004.  We generated $46 million of cash from operating activities during the six months ended September 30, 2004, compared to $27 million during the same period the previous year.  Approximately $3 million of the increase was attributable to increased net income, $1.5 million was attributable to additional amortization and depreciation expense and $1.7 million was attributable to non-cash losses on asset disposals for the six-month period ended September 30, 2004.  The timing of income tax payments added $5 million to operating cash flows and an increase in accounts payable and accrued liabilities added approximately $8 million for the six months ended September 30, 2004, compared to the same period in the prior year.

During the six months ended September 30, 2004, we invested approximately $4.8 million in property and equipment, primarily for production equipment purchases.  We anticipate additional investments of approximately $10 million during the remainder of fiscal 2005 to continue facility improvements and to purchase production equipment.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $9.6 million of cash during the six months ended September 30, 2004 compared to $6.6 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based primarily upon fluctuations in the market value of our common shares relative to the exercise price of such options, among other factors.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  At September 30, 2004, 3.6 million shares remained authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  There were no share repurchases under this program for the six month period ending September 30, 2004.

In January 2001, we completed the acquisition of the assets of South Bay Medical, LLC.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and $13.6 million to be paid in cash or our common stock over the next several years.  These future payments are recorded as an acquisition obligation payments liability of $11.4 million at September 30, 2004.  Approximately $5.9 million of the future acquisition obligation payments is to be paid in shares of our common stock valued at fair market value on the date of issuance, over several years based on the achievement of unit sale milestones.

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

On September 9, 2003, we entered into several transactions to acquire from AMI, LLC, the exclusive license, marketing and distribution rights for certain product technology, and intellectual property rights, as well as, a related supply agreement with Prosurg, Inc.  We have paid $4.5 million in cash and issued 133,630 restricted shares of our common stock valued at fair market value of $3 million.  We anticipate making additional payments of $3.0 million upon the completion of certain developmental and regulatory milestones, expected to be achieved over the next several years.

On October 25, 2003, we acquired Inform Solutions, Inc., now doing business as Mentor Practice Development Services, for total consideration of $3 million in cash.  The agreement commits us to make additional payments totaling up to $1.7 million based upon achievement of future sales and earnings thresholds over 3 years.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an adjusted conversion price of $29.27 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to $39.43.

In September 2004, the Board of Directors increased the quarterly dividend rate from $.15 per share to $.17 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  At the current annual dividend rate of $.68 per share, the aggregate annual dividend would be approximately $28 million.

We had a secured line of credit for borrowings up to $25 million ("Credit Agreement"), which accrued interest at the prevailing prime rate or 1.75% over LIBOR, at our discretion.  The Credit Agreement expired in September 2004 and we are currently renegotiating a new agreement which we expect will have similar terms.  The Credit Agreement included certain covenants that, among other things, limited the dividends we could pay and required maintenance of certain levels of tangible net worth and debt service ratios.  At September 30, 2004, we had three commercial letters of credit totaling $2.0 million.

In addition, in February 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These credit lines are at market rates of interest, unsecured, are guaranteed by us, and total $7.1 million, of which $5.4 million was outstanding, and $1.7 million was available at September 30, 2004.

In fiscal 2002, we established a line of credit of $6.5 million to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  At September 30, 2004, $4 million was outstanding and $2.5 million was available under this line.

At September 30, 2004, our total short-term borrowings under all lines of credit were $9.4 million and the weighted-average interest rate was 2.99%.  The total amount of additional borrowings available to us under all lines of credit was $4.2 million and $28.1 million at September 30, 2004 and March 31, 2004, respectively.

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

Our principal source of liquidity at September 30, 2004 consisted of $128 million in cash, cash equivalents and short-term marketable securities, plus $35 million of highly liquid marketable securities accounted for as long term assets, plus $6.2 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other business, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

Our business faces many risks.  The risks described below may not be the only risks we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or our convertible notes could decline. You should consider the following risks before deciding to invest in our common stock or convertible notes.

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

Our products compete with a number of other medical products manufactured by major companies, and may also compete with new products currently under development by others.  On January 8, 2004 the FDA released new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our PMA application to the FDA for the pre-market approval for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the earlier guidance document provided by the FDA.  The FDA has indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  Any change in FDA guidance, such as that announced on January 8th by the FDA, may delay or may otherwise adversely affect our application or its review or approval by the FDA.  A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines, competitive position and ultimately our revenue and operating results.  In August we amended our PMA based on the FDA draft guidance and responded to other issues raised by the FDA. We continue to address their questions and the process may require substantial time and expense based on the nature of the questions with no assurances of success. If our competitor gains FDA approval to market its competitive products before we do, our competitive position may suffer.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

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

We depend on single and sole source suppliers for certain raw materials and licensed or manufactured products and the loss of any supplier could adversely affect our ability to manufacture or sell many of our products.

We currently rely on single or sole source suppliers for raw materials, including silicone, used in many of our products.  In the event that they cannot meet our requirements, we cannot guarantee that we would be able to obtain a sufficient amount of quality raw materials in a timely manner.  We also depend on third party manufacturers for components and licensed products, including our women's health products and our palladium brachytherapy seed product.  If there is a disruption in the supply of these products, our sales and profitability would be adversely affected.

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  The Financial Accounting Standards Board ("FASB") has issued a Proposed Statement of Financial Accounting Standards ("SFAS"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 ("Exposure Draft").  The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method, and the resulting cost recognized in the financial statements.  The approval of this Exposure Draft or any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method could have a significant negative effect on our reported results.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results of our business.

Our reported earnings per share may be more volatile because of the contingent conversion provision of the notes.

Holders of our 2¾% convertible notes are entitled to convert the notes into our common stock during any fiscal quarter prior to January 1, 2019, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than $35.15, if we have called the notes for redemption, or upon other specified events.  Until one of these contingencies is met, the shares underlying the notes are not included in the calculation of our basic or diluted earnings per share.  Should a contingency be met, diluted earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the diluted earnings per share calculation.  Volatility in our common stock price could cause this condition to be met in one quarter and not in a subsequent quarter, increasing the volatility of our diluted earnings per share.

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements such as the registration statement we filed in connection with our convertible note offering, but reviews may also be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Our operating results may fluctuate substantially, and could precipitate unexpected movement in the price of our common stock and convertible notes.

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On September 30, 2004, the closing price of our common stock on the New York Stock Exchange was $34.29 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.27 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control such as changes in pricing policies by our competitors and the timing of significant orders and shipments.

Such factors, as well as other economic conditions, may adversely affect the market price of our securities, including our common stock and the notes.  There could be periods in which we experience shortfalls in revenue and/or earnings from levels expected by securities analysts and investors, which could have an immediate and significant adverse effect on the trading price of our securities, including our common stock and our convertible notes.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

In February 2004, we filed a patent infringement suit in the United States District Court for the District of Minnesota against American Medical Systems, Inc. ("AMS").  The suit alleged that AMS was inducing infringement and contributing to the infringement of our United States Patent No. 6,638,211 B2 ("211 Patent"), a patent involving a method for the treatment of urinary incontinence in women, by AMS offering for sale and selling its Monarc Subfacial Hammock in the United States.  The suit sought compensatory and treble damages.  AMS subsequently served us with a Complaint for declaratory judgment, which AMS had filed earlier in the same District Court, seeking a declaration that AMS did not infringe any valid claim of the '211 Patent and that the claims of the '211 Patent were invalid and unenforceable against AMS.  Because the cases involved the same facts, they were assigned to the same judge.  On September 13, 2004, during the early stages of the litigation, we entered into a settlement agreement with AMS under which both parties agreed to dismiss their respective lawsuits.  Under the settlement agreement, the parties agreed to concurrently enter into a non-exclusive cross-license agreement covering patents and patent applications related to the field of female pelvic health.  Under the cross-license agreement, AMS made a one-time payment to us in the amount of $2.5 million for access to the '211 Patent.

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We believe we complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which we in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, a member of our Board of Directors since March 1990, is a partner of PTF and is a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger.

In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings.  Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's 2004 Annual Meeting of Shareholders held on September 15, 2004, the following proposals were presented :

(1)   A proposal to increase the number of directors by four from seven to eleven. The proposal received 39,594,478 votes for, and 76,852 against ratification. There were 114,450 abstentions and four broker non-votes.

(2)     The proposal to elect the following individuals to the Board of Directors of the Company to serve until the next annual meeting, or until their successors are elected, was approved as follows:

Name of Director	Votes For	Votes Withheld
Christopher J. Conway	39,149,785	216,610
Walter W. Faster	37,202,475	2,163,920
Eugene G. Glover	38,896,303	470,092
Michael Nakonechny	37,213,468	2,152,927
Ronald J. Rossi	37,235,130	2,131,265
Jeffrey W. Ubben	37,247,395	2,119,000
Dr. Richard W. Young	22,627,101	16,739,294
Michael L. Emmons	39,258,104	108,291
Joshua H. Levine	39,137,431	228,964
Adel Michael	39,119,867	246,528
Joseph E. Whitters	39,262,391	104,004

(3)     A proposal to ratify the appointment of Ernst & Young LLP to act as independent auditors of the Company for the fiscal year ending March 31, 2005 was approved.  The proposal received 39,258,476 votes for, and 477,511 against ratification.  There were 46,797 abstentions and no broker non-votes.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1         Employment Agreement dated August 5, 2004, between Mentor Corporation and David Adornetto.

10.2         Employment Agreement dated August 5, 2004, between Mentor Corporation and A. Chris Fawzy.

10.3         Form of Mentor Corporation Option Agreement.

10.4         Written Description of Directors Fees Pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

10.5         Written Description of Incentive Bonus Plans.

10.6         Written Description of Car Allowance Plan

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

MENTOR CORPORATION

(Registrant)

Date:	November 5, 2004	By:	/S/JOSHUA H. LEVINE Joshua H. Levine Chief Executive Officer

Date:	November 5, 2004	By:	/S/LOREN L .MCFARLAND Loren L. McFarland Chief Financial Officer