Form 10-Q
period 2004-12-31
MENTOR CORP /MN/
filed 2005-02-08
CIK 64892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File No. 0-7955

MENTOR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0950791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Mentor Drive, Santa Barbara, California 93111
(Address of Principal Executive Offices) (Zip Code)
Registrant's telephone number including area code:  805/879-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ( X )   No (   )

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ( X )   No (   )

As of February 4, 2005 there were approximately 40,522,308 Common Shares, par value $.10, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets (unaudited) - December 31, 2004 and March 31, 2004
Consolidated Statements of Income (unaudited) - Three Months Ended December 31, 2004 and 2003
Consolidated Statements of Income (unaudited) - Nine Months Ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended December 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements - December 31, 2004
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$60,666	$118,225
Marketable securities	2,054	193
Accounts receivable, net	102,795	106,016
Inventories	78,184	67,912
Deferred income taxes	22,894	22,488
Prepaid expenses and other	20,172	13,205
Total current assets	286,765	328,039

Property and equipment, net	76,414	77,529
Intangible assets, net	36,782	51,014
Goodwill, net	24,661	23,711
Long-term marketable securities and investments	32,021	8,326
Other assets	8,527	10,160
	$465,170	$498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Balance Sheets (Unaudited)
(in thousands)	December 31, 2004	March 31, 2004
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$33,639	$37,126
Warranty and related reserves	24,886	23,396
Accrued compensation	18,938	18,212
Short-term bank borrowings	8,845	10,012
Sales returns	10,035	11,797
Deferred revenue	12,706	6,915
Income taxes payable	-	285
Current portion of purchase price related to acquired technologies and acquisitions	1,200	1,864
Interest payable	-	1,187
Dividends payable	6,890	6,309
Accrued royalties	720	567
Other	14,209	12,260
Total current liabilities	132,068	129,930

Deferred income taxes	2,752	2,549
Long-term accrued liabilities	9,351	17,996
Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding
40,502,707 shares at December 31, 2004;
42,059,136 shares at March 31, 2004;	4,050	4,206
Capital in excess of par value	-	-
Accumulated other comprehensive income	30,887	19,122
Retained earnings	136,062	174,976
	170,999	198,304
	$465,170	$498,779
See notes to condensed consolidated financial statements.

Mentor Corporation Consolidated Statements of Income Three Months Ended December 31, 2004 and 2003 (Unaudited)
	Three Months Ended December 31,
(in thousands, except per share data)	2004	2003

Net sales	$120,601	$106,502
Cost of sales	42,856	40,461
Gross profit	77,745	66,041

Selling, general and administrative expense	45,353	40,627
Research and development expense	8,053	7,216
	53,406	47,843

Operating income	24,339	18,198
Interest expense	(1,346)	(371)
Interest income	683	394
Other income, net	432	182
Income before income taxes	24,108	18,403
Income taxes	7,779	5,863
Net income	$16,329	$12,540

Basic earnings per share	$0.39	$0.27
Diluted earnings per share[1]	$0.34	$0.26[1]
Dividends per share	$0.17	$0.15

Weighted average shares outstanding
Basic	42,367	45,769
Diluted[1]	49,987	48,807[1]

See notes to condensed consolidated financial statements.

[1] Diluted earnings per share and weighted average shares outstanding for the three-months ended December 31, 2003 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with recently adopted Emerging Issue Task Force (EITF) Issue No. 04-8.

Mentor Corporation Consolidated Statements of Income Nine Months Ended December 31, 2004 and 2003 (Unaudited)
	Nine Months Ended December 31,
(in thousands, except per share data)	2004	2003

Net sales	$351,812	$304,871
Cost of sales	127,469	115,395
Gross profit	224,343	189,476

Selling, general and administrative expense	129,173	110,205
Research and development expense	24,636	22,470
	153,809	132,675

Operating income	70,534	56,801
Interest expense	(3,982)	(681)
Interest income	1,631	1,113
Other income (expense), net	249	1,107
Income before income taxes	68,432	58,340
Income taxes	21,915	18,529
Net income	$46,517	$39,811

Basic earnings per share	$1.10	$0.86
Diluted earnings per share[1]	$0.98[1]	$0.82[1]
Dividends per share	$0.49	$0.32

Weighted average shares outstanding
Basic	42,360	46,239
Diluted[1]	50,169[1]	48,588[1]

See notes to condensed consolidated financial statements.

[1] Diluted earnings per share and weighted average shares outstanding for the nine-months ended December 31, 2004 and 2003 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with recently adopted Emerging Issue Task Force (EITF) Issue No. 04-8.

Mentor Corporation Consolidated Statements of Cash Flows Nine Months Ended December 31, 2004 and 2003 (Unaudited)
(in thousands)
	2004	2003
Operating Activities:
Net income	$46,517	$39,811
Adjustments to derive cash flows from operating activities:
Depreciation	11,222	9,770
Amortization	3,977	2,522
Deferred income taxes	908	(1,452)
Tax benefit from exercise of stock options	5,694	2,895
(Gain) loss on sale of assets	1,513	20
Imputed interest on long-term liabilities	15	194
(Gain) loss on long-term marketable securities	14	136
Changes in operating assets and liabilities:
Accounts receivable	8,217	3,441
Inventories	(5,383)	(6,845)
Prepaid income taxes and other current assets	(6,316)	(3,725)
Accounts payable and accrued liabilities	710	263
Income taxes payable	(633)	171
Net cash provided by operating activities	66,455	47,201

Investing Activities:
Purchases of property and equipment	(6,818)	(14,200)
Purchases of intangibles	(1,507)	(3,890)
Purchases of marketable securities	(144,192)	(28,331)
Sales of marketable securities	118,587	21,634
Acquisitions, net of cash acquired	-	(13,391)
Net cash used for investing activities	(33,930)	(38,178)

Financing Activities:
Issuance of convertible notes, net of issuance costs	-	115,540
Sale of warrants	-	11,891
Repurchase of common stock	(79,773)	(68,895)
Proceeds from exercise of stock options	8,990	6,896
Dividends paid	(20,623)	(8,855)
Borrowings (repayments) under line of credit agreements, net	(518)	804
Net cash (used) provided by financing activities	(91,924)	57,381
Effect of currency exchange rates on cash and cash equivalents	1,840	1,066
Increase (decrease) in cash and cash equivalents	(57,559)	67,470
Cash and cash equivalents at beginning of year	118,225	105,840
Cash and cash equivalents at end of period	$60,666	$173,310

See notes to condensed consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests.  All inter-company accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified or restated to conform to the current year presentation.

Basis of Presentation

The financial information for the three and nine-months ended December 31, 2004 and 2003 is unaudited but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to FAS No. 123, Share-Based Payment.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements.  Cost will be measured based on the fair value of the equity or liability instruments issued.  Statement 123(R) becomes effective for period starting after June 15, 2005.  The Company has not completed its analysis of the impact of the adoption of 123(R), however, the effect of the adoption on earnings per share is estimated to be the same as that shown in Note K – Stock Options.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing.  This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criteria specified in ARB 43 of “so abnormal”.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The impact upon adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2004, the Financial Accounting Standards Board (FASB) confirmed Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004. The EITF reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ending December 31, 2004 and retroactively restated the weighted average shares outstanding for diluted earnings per share for the three-months and nine-months ended December 31, 2003 and for the nine-months ended December 31, 2004.  The impact of the EITF changed the diluted earnings per share calculation by increasing net income used in the numerator by the after tax amount of interest expense related to the convertible notes (approximately $800,000 per quarter), and increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares; the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $.02 cents per share for the quarter ended December 31, 2004 and $0.06 cents per share for the nine-months ended December 31, 2004.

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

The accompanying unaudited condensed consolidated financial statements for the three-month and nine-month periods ended December 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month and nine-month periods ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year.

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

The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of December 31, 2004, and March 31, 2004.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government and government agency obligations, auction rate securities, and investment grade corporate obligations, including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days, but have contractual maturities of greater than one year.

The Company's long-term marketable securities and investments include investments in Federal Home Loan Bank and Mortgage Association bonds (FHLA bonds) with maturities of two to four years.

Available-for-sale investments at December 31, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$23,478	$-	$-	$23,478
Money market mutual funds	37,188			37,188
Marketable equity securities	144		(14)	130
U.S., state and municipal agency obligations	33,935		(268)	33,667
Corporate debt securities	278			278
Total available-for-sale investments	$95,023	$-	$(282)	$94,741

Included in cash and cash equivalents	60,666			60,666
Included in current marketable securities	2,054			2,054
Included in long-term marketable securities and investments	32,303		(282)	32,021
Total available-for-sale investments	$95,023	$-	$(282)	$94,741

Available-for-sale investments at March 31, 2004 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$19,139	$-	$-	$19,139
Bank time deposits	-	-	-	-
Money market mutual funds	99,086	-	-	99,086
Marketable equity securities	56	-	(8)	48
U.S., state and municipal agency obligations	8,193	-	-	8,193
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$126,752	$-	(8)	$126,744

Included in cash and cash equivalents	118,225	-	-	118,225
Included in current marketable securities	193	-	-	193
Included in long-term marketable securities and investments	8,334	-	(8)	8,326
Total available-for-sale investments	$126,752	$-	$(8)	$126,744

Note E – Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at December 31, 2004 and March 31, 2004 consisted of:

(in thousands)	December 31,	March 31,
Raw materials	$16,580	$13,050
Work in process	11,039	11,572
Finished goods	50,565	43,290
	$78,184	$67,912

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

Property and equipment at December 31, 2004 and March 31, 2004 consisted of:

(in thousands)	December 31,	March 31,
Land	$586	$561
Buildings	26,227	24,534
Leasehold improvements	25,565	23,776
Furniture, fixtures and equipment	110,830	103,242
Construction in progress	3,419	3,811
	166,627	155,924
Less accumulated depreciation	(90,213)	(78,395)
	$76,414	$77,529

 Note G - Warranties

The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, the warranty period, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.

Information on changes in the Company’s accrued warranties and related reserves are as follows:

	Nine Months Ended
	December 31,
(in thousands)	2004	2003
Beginning warranty and related reserve	$23,396	$19,989
Costs of warranty claims	(3,081)	(2,876)
Accruals for product warranties	4,571	5,422
Ending warranty and related reserves	$24,886	$22,535

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2004	2003	2004	2003
Net income	$16,329	$12,540	$46,517	$39,811
Foreign currency translation adjustment	10,356	8,381	11,927	14,239
Unrealized (losses) on marketable securities and investment activities, net	(118)	(44)	(162)	102
Comprehensive income	$26,567	$20,877	$58,282	$54,152

Note I - Income Taxes

The effective rate of corporate income taxes was 32.0% and 31.8% for the nine-month period ended December 31, 2004 and 2003, respectively.

Note J - Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company’s common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that when the effect is dilutive, net income is increased by the after tax interest expense on the convertible notes, and the number of shares outstanding is increased by potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of shares issuable under the terms of employee stock options, warrants, and the 2¾% convertible subordinated notes.  A reconciliation of net income for basic earnings per share to net income for diluted earnings per share and weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands except per share data)	2004	2003	2004	2003
Net income: as reported[1]	$16,329	$12,540	$46,517	$39,811
Add back after tax interest expense on convertible note	802	145	2,406	145
Net income for numerator of diluted earnings per share	$17,131	$12,685	$48,923	$39,956

[1] Net income as reported includes no compensation expense associated with stock options.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2004	2003	2004	2003
Weighted average outstanding shares: basic	42,367	45,769	42,360	46,239
Shares issuable through exercise of stock options	2,492	2,147	2,685	2,052
Shares issuable through convertible notes	5,128	891	5,124	297
Weighted average outstanding shares: diluted	49,987	48,807	50,169	48,588
Basic earnings per share	$0.39	$0.27	$1.10	$0.86
Diluted earnings per share[2]	$0.34	$0.26[2]	$0.98	$0.82[2]

[2] Diluted earnings per share and weighted average shares outstanding for the nine-months ended December 31, 2004 and 2003 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with recently adopted Emerging Issue Task Force (EITF) Issue No. 04-8.

Shares issuable through stock options are determined using the treasury stock method.  Certain potential shares issuable under the terms of employee stock options were excluded from the computation of diluted earnings per share since their exercise prices were greater than the market prices of the common shares during or at the end of the period, and accordingly, their effect would have been anti-dilutive.  Shares potentially issuable upon the conversion of our 2¾% convertible subordinated notes are included in the calculation when the effect of the conversion would be dilutive on diluted earnings per share even though the notes were not convertible because the market prices of the common shares did not reach the required levels for the required periods of time.  Additionally, during the quarter ended December 31, 2004, the price of the Company's common shares did not exceed the specific strike prices of the convertible note hedge or the warrant agreements which may reduce the potential dilution from any conversion of the notes.  Both the bond hedge and the warrants transaction may be settled at the Company’s option, either in cash or shares, and expire on January 1, 2009.

Note K - Stock Options

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands except per share data)	2004	2003	2004	2003
Net income: as reported[1]	$16,329	$12,540	$46,517	$39,811
Deduct: compensation expense fair value method	(1,642)	(2,179)	(5,197)	(5,795)
Net income: pro forma	$14,687	$10,361	$41,320	$34,016

Basic earnings per share: as reported	$.39	$.27	$1.10	$.86
Basic earnings per share: pro forma	$.35	$.23	$.98	$.74

Net income: as reported[1]	$16,329	$12,540	$46,517	$39,811
Add back after tax interest expense on convertible notes	802	145	2,406	145
Net income: diluted earnings per share	17,131	12,685	48,923	39,956
Deduct: compensation expense fair value method	(1,642)	(2,179)	(5,197)	(5,795)
Net income: diluted earnings per share pro forma	$15,489	$10,506	$43,726	$34,161

Diluted earnings per share: as reported[2]	$.34	$.26[2]	$.98	$.82[2]
Diluted earnings per share: pro forma[2]	$.29	$.21[2]	$.82	$.69[2]

[1] Net income as reported includes no compensation expense associated with stock options.

  [2] Diluted earnings per share and weighted average shares outstanding for the nine-months ended December 31, 2004 and 2003 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with recently adopted Emerging Issue Task Force (EITF) Issue No. 04-8.

Note L - Share Repurchase Program

The Company has a stock repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option program (Long-Term Incentive Plan) and EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  At March 31, 2003, 1.8 million shares remained authorized for repurchase under prior years Board of Directors authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4.0 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5.0 million shares from 2.5 million to 7.5 million shares.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million and 3.6 million shares remained authorized for repurchase as of March 31, 2004.  During fiscal 2005, 2.3 million shares were repurchased for $79.8 million and 1.3 million shares remained authorized for repurchase as of December 31, 2004.  See Note P – Related Party Transactions for additional information on the share repurchase. The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

Note M - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2 million in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next few years as workstation sales are made.  The net present value of these amounts is recorded at December 31, 2004, in current accrued liabilities ($0.2 million) and in long-term accrued liabilities ($0.7 million) as the Company believes it is probable these payments will be made.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and up to an additional $2 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of these amounts is recorded at December 31, 2004, in accrued liabilities ($1.0M) and in long-term accrued liabilities ($1.0M) as the Company believes it is probable these payments will be made.

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

In the quarter ended December 31, 2004 the Company determined that certain purchase price payments to South Bay Medical related to future sales of workstations were no longer probable, and accordingly, reduced the liabilities captioned “current portion of purchase price related to acquired technologies and acquisitions” and “long-term accrued liabilities” by a total of approximately $10.4 million.  This determination was considered a potential impairment indicator and the Company also reduced the value of the patents and technologies related to the workstations based on future expected sales levels by $10.4 million.  The combined adjustments had no effect on net income.

As of December 31, 2004 and March 31, 2004, accumulated amortization of intangible assets was $14.8 million and $14.2 million, respectively.

Note O - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.25 per share and are subordinated to all existing and future senior debt.

Holders of the notes may convert their notes only if any one of the following conditions is satisfied:

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

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's recent dividend increase the conversion price has been adjusted to $29.25, and each $1,000 principle amount will be convertible into 34.1880 shares of common stock.

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares and expire January 1, 2009.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to approximately $39.43.  The cost of the note hedge and the proceeds of warrants sale have been included in shareholders' equity in accordance with the guidance in Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Note P - Related Party Transactions

On December 13, 2004, the Company repurchased 1,500,000 shares of its common stock from two investment partnerships managed by VA Partners, LLC, at the time our largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date.  On December 14, the Company repurchased an additional 750,000 shares of its common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date.  The 2.25 million shares were repurchased for a total of $76.3 million pursuant to the Company's continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions.   VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of Mentor's Board of Directors.  The Company’s Audit Committee evaluated and pre-approved the transaction.

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

Selected financial information for the Company's reportable segments for the three-month and nine-month periods ended December 31, 2004 and 2003 and as of December 31, 2004 and March 31, 2004 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2004	2003	2004	2003
Net sales
Aesthetic and General Surgery	$63,181	$54,821	$183,047	$157,523
Surgical Urology	31,881	26,521	94,167	78,513
Clinical and Consumer Healthcare	25,539	25,160	74,598	68,835
Total consolidated revenues	$120,601	$106,502	$351,812	$304,871

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2004	2003	2004	2003
Operating profit
Aesthetic and General Surgery	$23,116	$18,233	$67,052	$53,524
Surgical Urology	2,602	(1,034)	5,950	97
Clinical and Consumer Healthcare	2,419	3,541	8,174	10,118
Total reportable segments	$28,137	$20,740	$81,176	$63,739

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2004	2003	2004	2003
Operating income
Reportable segments	$28,137	$20,740	$81,176	$63,739
Corporate operating expenses	(3,798)	(2,542)	(10,642)	(6,938)
Interest expense	(1,346)	(371)	(3,982)	(681)
Interest income	683	394	1,631	1,113
Other income	432	182	249	1,107
Income before income taxes	$24,108	$18,403	$68,432	$58,340

	As of
(in thousands)	December 31, 2004	March 31, 2004
Identifiable assets
Aesthetic and General Surgery	$136,882	$135,199
Surgical Urology	111,157	114,937
Clinical and Consumer Healthcare	76,356	76,695
Total reportable segments	$324,395	$326,831

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

All statements included in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

·   our anticipated growth strategies;

·   our anticipated sales, expenses and taxes for fiscal 2005;

·   our intention to introduce or seek regulatory approval for new products;

·   our ability to continue to meet FDA and other regulatory requirements;

·   our anticipated outcomes of litigation and regulatory reviews;

·   our ability to replace sources of supply without disruption or regulatory delay;

·   our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets;

·   our ability to consummate acquisitions and integrate their operations successfully; and

·   the need for capital.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” ”projects,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,”  “ongoing”,”guidance,” and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Risk Factors” below.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Company Overview

Founded in 1969, we are a leading supplier of medical products for the global health care market.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments, aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.

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

We employ specialized domestic sales forces for each of our domestic business franchises.  These franchises are aesthetics surgery and urologic specialties, which includes our women's health, erectile dysfunction and clinical and consumer healthcare, and prostate brachytherapy product lines.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global organization. Our sales and marketing expenses consist primarily of salaries, commissions, and marketing program costs.  General and administrative expenses incorporate the costs of finance, human resources, information services, legal and insurance costs.

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

Recent Developments

On October 25, 2003, we completed the acquisition of Inform Solutions Inc., now doing business as Mentor Solutions, located in San Diego, California.  Mentor Practice Development is a leading provider of comprehensive integrated practice management software and revenue enhancement services to the plastic surgery industry.  We paid cash for the acquisition and committed to several milestone payments over the ensuing three years based upon sales and earnings.  We expect that the software and consulting revenues generated by Mentor Solutions will not be substantial.  We do, however, generally anticipate that the software and services Mentor Solutions offers will assist our plastic surgery customers to better manage their practices and increase aesthetic surgeries, resulting in growth of our related product sales.

On December 10, 2003 we completed a licensing agreement with the Wisconsin Alumni Research Foundation (“WARF”), which gives us the exclusive manufacturing and marketing rights to proprietary botulinum toxin technology developed at the University of Wisconsin-Madison.  In exchange, we paid cash and committed to royalty payments based upon future sales, and future payments based upon developmental milestones.  We do not expect any revenues from products utilizing this technology in fiscal year 2005 or fiscal year 2006, as the products will require additional research, clinical studies and regulatory approvals before they can be marketed.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an adjusted conversion price of $29.25 per share and are subordinated to all existing and future senior debt.

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

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.5%	38.0%	36.2%	37.9%
Gross profit	64.5%	62.0%	63.8%	62.1%
Selling, general and administrative expense	37.6%	38.1%	36.7%	36.1%
Research and development expense	6.7%	6.8%	7.0%	7.4%
Operating income	20.2%	17.1%	20.1%	18.6%
Interest expense	(1.1)%	(0.3)%	(1.1)%	(0.2)%
Interest income	0.6%	0.3%	0.5%	0.4%
Other income (expense), net	0.3%	0.2%	-%	0.4%
Income before income taxes	20.0%	17.3%	19.5%	19.2%
Income taxes	6.5%	5.5%	6.3%	6.1%
Net income	13.5%	11.8%	13.2%	13.1%

For the three-month period ended December 31, 2004 compared to the three-month period ended December 31, 2003

Sales

Sales for the three-month period ended December 31, 2004 increased 13.2% to $120.6 million from $106.5 million for the same quarter in the prior year.  Foreign exchange rate movements, primarily the strengthening of the Euro, had a favorable year-to-year impact on sales of $3.6 million for the three-month period.  We expect total sales to be in the range of $475 million to $480 million in fiscal 2005, representing low-teen percentage growth over sales in fiscal 2004.

	Sales by Principal Product Line
	Three Months Ended December 31,
(in thousands)	2004	2003	Percent Change
Aesthetic & General Surgery Products	$63,181	$54,821	15.2%
Surgical Urology Products	31,881	26,521	20.2%
Clinical & Consumer Healthcare Products	25,539	25,160	1.5%
	$120,601	$106,502	13.2%

Sales of aesthetic and general surgery products increased 15.2% to $63.2 million for the quarter ended

December 31, 2004, from $54.8 million in the same period in the prior year.  Approximately $0.9 million of this increase is attributable to the favorable impact of foreign exchange rate movements, and the balance is primarily attributable to organic growth of our silicone gel breast implants and products associated with breast reconstruction surgeries.  Total sales of breast implant products increased 13% to $54.2 million for the quarter from $48.0 million in the same period in the prior year.  Increased sales were driven by growth in the augmentation and reconstruction markets both domestically and internationally. Although we try to avoid competing on price, we continue to see competitive price pressure in both the domestic and international markets. Sales of body contouring products increased 14% to $4.6 million for the quarter from $4.1 million in the same period in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and sales of our capital equipment, associated disposable products, and higher average selling prices were the leading contributors to body contouring sales growth for the quarter ended December 31, 2004.  Other aesthetic products sales increased 60% to $4.3 million for the quarter from $2.7 million in the same period of the prior year, primarily as a result of increased revenue from physician participation in our “Extreme Mentor” direct to consumer television advertising program.

Sales of surgical urology products increased 20.2% to $31.9 million for the quarter ended December 31, 2004, from $26.5 million in the same period in the prior year.  Sales of our disposable urinary care products increased by $3.0 million to $16.1 for the quarter ended December 31, 2004 compared to $13.1 million in the same period in the prior year.  The majority of this increase was attributable to increased sales at our international branches.  Sales of women’s health products increased 37% to $5.4 million for the three-months ended December 31, 2004, compared to $3.9 million in the prior year.  This increase was primarily attributable to our ObTape®™ sling product, which was introduced in the United States during August 2003 for the treatment of stress urinary incontinence. Penile implant sales increased 10% to $6.5 million, from $5.9 million in the comparable period of the prior year, due to continued market acceptance of our Titan® penile device in Europe and a reduction in the trend of patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales.  Brachytherapy product sales increased by 7% to $3.9 million for the quarter ended December 31, 2004, from $3.7 million in the same period in the prior year, primarily as a result of higher unit sales.  The favorable impact of foreign exchange rate variations for the surgical urology product segment, which primarily benefits our disposable urinary care products, was $1.5 million for the quarter ended December 31, 2004, compared to the prior year.

Sales of clinical and consumer healthcare products totaled $25.5 million for the quarter ended December 31, 2004, and were relatively flat compared to the same period of the prior year.  The slight increase in revenue resulted from a favorable impact of foreign exchange rate variations of $1.2 million for this segment, partially offset by a small decrease in domestic sales.

Gross profit

Gross profit increased to 64.5% of net sales for the quarter ended December 31, 2004, compared to 62.0% in the comparable period in the prior year primarily due to lower manufacturing costs and a shift in product mix towards our higher margin segments. Gross profit for aesthetic and general surgery products improved to 76.2% of net sales, or $48.1 million for the three-month period ending December 31, 2004, up from 70.9%, or $38.9 million of net sales in the comparable period in the prior year.  This 5.3% increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and overall manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products improved to 55.4% of net sales for the quarter ended December 31, 2004, compared to 53.5% of net sales in the same period in the prior year.  This improvement is primarily due to favorable impact of currency fluctuation and, to a lesser degree, increased sales of women’s health products, which have a higher gross margin than most other products in this segment.  Gross profit for healthcare products decreased to 47.0% of net sales for the quarter ended December 31, 2004, compared to 51.5% of net sales for the quarter ended December 31, 2003.  This decrease is primarily due to certain manufacturing inefficiencies at our foreign manufacturing facilities and lower average selling prices to our international distributors.  For the fiscal year ending March 31, 2005, we expect overall gross profit to be in the range of 62% to 64% of net sales.

Selling, General and Administrative

Selling, general and administrative expenses were $45.4 million, or 37.6% of net sales for the quarter ended December 31, 2004, compared to $40.6 million or 38.1% for the comparable quarter in the prior year.  The increased dollar amount for the period is primarily due to expenses of approximately $1.2 million related to our recently launched direct-to-consumer television advertising program, an increase of approximately $1.2 million in certain compensation expenses associated with achieving certain operating targets, and to a lesser extent, higher regulatory expenses related to our silicone gel PMA filing and the effect of foreign currency fluctuations on expenses incurred at our foreign operations.  For the fiscal year ending March 31, 2005, we expect sales, general and administrative expense to be in the range of 35% to 37% of net sales.

Research and Development

Research and development expenses for the quarter ended December 31, 2004 were $8.1 million compared to $7.2 million a year ago, approximately 6.7% and 6.8% of net sales, respectively.  Research and development spending for the quarter ended December 31, 2004 was primarily to support key strategic product development programs including our silicone gel breast implant PMA, the botulinum toxin program, the Hyalite dermal filler program, and the continued development of automated manufacturing technologies.  We expect the level of spending on research and development activities to be in the range of 7% to 8% of net sales for the fiscal year ending March 31, 2005.

Interest and Other Income and Expense

Interest expense increased approximately $1.0 million to $1.3 million for the quarter ended December 31, 2004, compared to $.4 million in the same period of the prior year.  This increase is due to the additional interest on our $150 million in convertible subordinated notes issued in December 2003, carrying a coupon of 2 ¾%.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit.  Other income increased due to a one-time gain of approximately $0.5 million relating to insurance proceeds received to cover lost sales margin on inventory that was damaged.

Income Taxes

The effective rate of corporate income taxes for the three-months ended December 31, 2004, was 32.3% as compared to 31.8% for the comparable period in the prior year.  We expect our effective tax rate to be in the range of 32% to 33% for the fiscal year ending March 31, 2005.

Net Income and Earnings Per Share

Net income for the quarter ended December 31, 2004 increased 30% to $16.3 million, from $12.5 million in the comparable period in the prior year.  Diluted earnings per share increased 31% to $0.34 for the quarter, compared to a restated $0.26 for the same period last year.  As required by EITF 04-8, we have retroactively restated all diluted earnings per share figures from December 2003, the date of issuance of the convertible subordinated notes. The effect of share repurchases was offset by the dilutive effect to earnings per share following the adoption of the EITF, which required the inclusion, for calculation purposes, of additional shares that are contingently issuable.  As a result of our stock repurchase program, we have fewer shares outstanding, resulting in a positive impact on the year-over-year quarterly comparison of diluted earning per share.

For the nine-month period ended December 31, 2004 compared to the nine-month period ended December 31, 2003.

Sales

Sales increased 15.4%, or $46.9 million to $351.8 million for the nine months ended December 31, 2004, compared to $304.9 million for the same period in the prior year.   Foreign exchange rate movements, primarily the strengthening of the Euro, had a favorable year-to-year impact on international sales of $9.4 million for the nine-month period.

	Sales by Principal Product Line
	Nine Months Ended December 31,
(in thousands)	2004	2003	Percent Change
Aesthetic & General Surgery Products	$183,047	$157,523	16.2%
Surgical Urology Products	94,167	78,513	19.9%
Clinical & Consumer Healthcare Products	74,598	68,835	8.4%
	$351,812	$304,871	15.4%

Sales of aesthetic and general surgery products increased 16.2%, or $25.5 million to $183.0 million for the nine-month period ended December 31, 2004, compared to $157.5 million for the same period in the prior year.  Approximately $2.3 million of the increase is attributable to the favorable impact of foreign exchange rates and the balance is due to organic growth in unit sales.  Sales of breast implants increased $19.2 million or 14% to $158.5 million for the nine-months ended December 31, 2004, compared to $139.4 million for the same period in the prior year.  Body contouring product sales increased 19% to $13.3 million for the nine-month period ended December 31, 2004, from $11.2 million for the comparable period in the prior year.  Increases in body contouring product sales are primarily attributable to increased liposuction procedure volume as awareness and acceptance of this procedure increases.  Other product sales increased by 61% to $11.2 million for the nine-months ended December 31, 2004, compared to $7.0 million the same period in the prior year, primarily as a result of increased revenue from physician participation in our “Extreme Mentor” direct-to-consumer television advertising program and revenue from Inform Solutions, now known as Mentor Solutions, which was acquired in October 2003.

Sales of surgical urology products increased 19.9%, or $15.7 million to $94.2 million for the nine-month period ended December 31, 2004, compared to $78.5 million for the same period in the prior year.  The increase in sales was primarily attributable to a $6.5 million increase in sales of our women’s health products primarily from our ObTape®™ sling product, introduced in the United States during August 2003, and a $7.1 million increase in sales of our disposable urinary care products, primarily due to beneficial impacts of currency fluctuation.  Brachytherapy product sales increased 8% to $11.6 million for the nine-months ended December 31, 2004, compared to $10.7 million for the same period in the prior year as a result of higher unit sales.  Foreign exchange rate fluctuations favorably impacted surgical urology product sales by $4.0 million.

Sales of clinical and consumer healthcare products increased by 8.4%, or $5.8 million, to $74.6 million for the nine-month period ended December 31, 2004, compared to $68.8 million for the same period in the prior year. Sales of our catheter products increased $4.3 million or 12% to $40.3 million for the nine-month period ended December 31, 2004, from $36.0 million for the same period of the prior year.  Sales of other disposable homecare and ostomy products increased 5% to $34.3 million for the nine-month period ended December 31, 2004, from $32.8 million in the comparable period of the prior year.  This increase resulted from a shift to our premium product categories, which have higher pricing, as well as a favorable impact of foreign exchange rate variations of $3.0 million for this segment.

Gross profit

Gross profit for the nine-months ended December 31, 2004, improved to 63.8% of net sales from 62.1% for the same period in the prior year primarily due to lower manufacturing costs and a shift in product mix towards our higher margin products.  Gross profit for aesthetic and general surgery products improved to 75.1% of net sales, or $137.4 million, for the nine-month period ending December 31, 2004, up from $112.9 million, or 71.7% of net sales, in the comparable nine-month period in the prior year.  This increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products for the nine-month period ended December 31, 2004 improved to 54.4% of net sales compared, to 52.9% of net sales for the same period in the prior year.  The improvement in the gross profit percentage is primarily due to increased sales of women's health products, which have a higher gross margin than most other products in this segment, and the licensing of our trans-obturator method patent.  Gross profit for clinical and consumer healthcare products for the nine-month period ended December 31, 2004 decreased to 48.2% of net sales, compared to 50.9% in the prior year.  This decrease is due to certain manufacturing inefficiencies at our foreign manufacturing facilities and lower average selling prices to our international distributors.

Selling, General and Administrative

Selling, general and administrative expense increased to 36.7% of net sales, or $129.2 million for the nine-month period ended December 31, 2004, compared to 36.1% or $110.2 million in the comparable period of the prior year.  The increase for this nine-month period is due to increases in a number of items. They include an increase of approximately $2.0 million in certain compensation expenses associated with achieving specific operating targets, higher legal expenses of approximately $1.6 million due to settlement gains recognized during the prior year nine-month period, as well as increased litigation expenses related to recently concluded litigation, our recently launched direct to consumer television advertising program of approximately $1.5 million, and recent acquisitions of approximately $1.2 million. In addition, to a lesser extent, higher regulatory expense related to the silicone gel PMA filing, increased costs associated with Sarbanes-Oxley compliance, and increased support of sales and marketing contributed to the year over year increase.  The increase in general and administrative expense was partially offset by lower product warranty and product liability expenses of approximately $0.8 million.

Research and Development

Research and development expenses for the nine-month period ended December 31, 2004 decreased from 7.4% to 7.0% as a percent of net sales, and was $24.6 million compared to $22.5 million for the comparable period in the prior year.  Research and development spending primarily supports key strategic product development programs, including our silicone gel breast implant PMA, the botulinum toxin program, the Hyalite dermal filler program, and the continued development of automated manufacturing technologies.  During the first quarter of fiscal 2005, we recorded a $0.8 million charge related to the termination of a brachytherapy development project and related automated manufacturing equipment.

Interest and Other Income and Expense

Interest expense for the nine-month period ended December 31, 2004 increased to $4.0 from $0.7 million in the comparable period in the prior year.  Approximately $3.1 million of the expense relates to the $150 million in convertible subordinated notes issued in December 2003 with a coupon of 2 ¾%.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit.  Other income includes a one-time gain of approximately $0.5 million relating to insurance proceeds received to cover lost sales margin on finished goods inventory that was damaged.

Income Taxes

The effective rate of corporate income taxes for the nine-months ended December 31, 2004 was 32.0% compared to 31.8% for the comparable period in the prior year.

Net Income and Earnings Per Share

Net income for the nine-month period ended December 31, 2004 increased 16.8% to $46.5 million from $39.8 million in the comparable period in the prior year.  Diluted earnings per share increased 19.5% to $0.98 for the nine-month period compared to a restated $0.82 for the comparable period last year.  As required by EITF 04-8, we have retroactively restated all diluted earnings per share figures from December 2003, the date of issuance of our convertible subordinated notes. The effect of share repurchases was offset by the dilutive effect to earnings per share following the adoption of EITF which required the inclusion, for calculation purposes, of additional shares that are contingently issuable.  As a result of our stock repurchase program, we have fewer shares outstanding, resulting in a positive impact on the year over year nine-month comparison of diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet reflected cash, cash equivalents and short-term marketable securities of $62.7 million at December 31, 2004, compared to $118.4 million at March 31, 2004.  During the first quarter of fiscal 2005, we invested $25 million of cash into long-term marketable securities, primarily Federal Home Loan Bank and Federal National Mortgage Association notes, to increase our interest income on our cash reserves.  Our cash provided by operating activities and the proceeds of our convertible notes has been our primary source of funds  Cash from operating activities is expected to continue to be our primary source of cash.  Our working capital was $155 million at December 31, 2004, compared to $198 million at March 31, 2004.  We generated $66.5 million of cash from operating activities during the nine-months ended December 31, 2004, compared to $47.2 million during the same period the previous year.  Approximately $6.7 million of the increase was attributable to higher net income, $2.9 million was attributable to additional amortization and depreciation expense, $2.8 million was attributable to additional tax benefit from the exercise of stock options and $1.5 million was attributable to non-cash losses on asset disposals for the nine-month period ended December 31, 2004.  Increased accounts receivable collection activities provided $4.8 million in additional cash flow from operations for the nine-months ended December 31, 2004, compared to the same period in the prior year.

During the nine-months ended December 31, 2004, we invested approximately $6.8 million in property and equipment, primarily for production equipment purchases.  We anticipate additional investments of approximately $3 million during the remainder of fiscal 2005 to continue facility improvements and to purchase production equipment.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $9.0 million of cash during the nine-months ended December 31, 2004 compared to $6.9 million in the same period the previous year.  Proceeds from the exercise of employee stock options will vary from period to period based primarily upon fluctuations in the market value of our common shares relative to the exercise price of such options, among other factors.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During the quarter ended December 31, 2004, 2.3 million shares were repurchased for $79.8 million.  The December repurchase included the repurchase of 2.25 million shares from VA Partners, LLC, who was at the time, our largest shareholder.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of our Board of Directors.  The transaction was at market prices and pre-approved by our Audit Committee.  At December 31, 2004, 1.3 million shares remained authorized for repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

In January 2001, we completed the acquisition of the assets of South Bay Medical, LLC.  The total consideration included $2 million in cash, 470,586 restricted shares of our common stock having a fair market value of $4 million, and up to $13.6 million to be paid in cash or our common stock over the next several years.  During the quarter ended December 31, 2004, we determined that certain purchase price payments to South Bay Medical related to future sales of workstations were no longer probable, and accordingly we decreased the estimated future payments due under the acquisition agreement by $10.4 million and concurrently decreased the intangible assets related to the acquired technology by the same amount.  The combined adjustments had no effect on net income. These future payments are recorded as an acquisition obligation payment liability of $0.9 million at December 31, 2004

In December 2001, we entered into several agreements with Prosurg, Inc. to purchase certain patent rights and to secure a supply of product.  The total consideration included $2.0 million in cash and $1.7 million in short and long-term payments due over the next several years.  The future payments have been recorded as an acquisition obligation liability of $2.0 million, due over the next several years, based on the achievement of certain milestones.

On September 9, 2003, we entered into several transactions to acquire from AMI, LLC, the exclusive license, marketing and distribution rights for certain product technology, and intellectual property rights, as well as a related supply agreement with Prosurg, Inc.  We have paid $4.5 million in cash and issued 133,630 restricted shares of our common stock valued at fair market value of $3 million.  We anticipate making additional payments of $3.0 million upon the completion of certain developmental and regulatory milestones, expected to be achieved over the next several years.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an adjusted conversion price of $29.25 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to approximately $39.43.

In September 2004, the Board of Directors increased our quarterly dividend rate from $.15 per share to $.17 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  At the current annual dividend rate of $.68 per share, the aggregate annual dividend would be approximately $28 million.

We had a secured line of credit for borrowings up to $25 million ("Credit Agreement"), which accrued interest at the prevailing prime rate or 1.75% over LIBOR, at our discretion.  The Credit Agreement expired in September 2004 and we are currently negotiating a new line of credit agreement. The Credit Agreement included certain covenants that, among other things, limited the dividends we could pay and required maintenance of certain levels of tangible net worth and debt service ratios.  At December 31, 2004, we had three commercial letters of credit totaling $2.0 million.

In addition, in February 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These unsecured credit lines are at market rates of interest, are guaranteed by us, and total $7.7 million, of which $3.7 million was outstanding, and $4.0 million was available at December 31, 2004.

In fiscal 2002, we established a line of credit of $7.1 million to finance the construction of a new facility in Leiden, the Netherlands.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in the Netherlands.  At December 31, 2004, $5.1 million was outstanding and $2.0 million was available under this line of credit.

At December 31, 2004, our total short-term borrowings under all lines of credit were $8.8 million and the weighted-average interest rate was 3.7%.  The total amount of additional borrowings available to us under all lines of credit was $6.0 million and $28.1 million at December 31, 2004 and March 31, 2004, respectively.

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

Our principal source of liquidity at December 31, 2004 consisted of $63 million in cash, cash equivalents and short-term marketable securities, plus $32 million of highly liquid marketable securities accounted for as long term assets, plus $6 million available under our existing lines of credit.  We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other business, products or technologies.  Additional funds could be raised by selling equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  We may not be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, the equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

We are subject to substantial government regulation, which could have a material adverse affect on our business.

The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  Certain of our products are required to undergo review by a panel of outside experts, which makes a recommendation to the FDA as to whether the product(s) should be approved.  This panel of experts, who are outside of the FDA, may or may not agree that the product should be approved.  This process makes it longer, more difficult and more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which the FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, and advertising and marketing procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.

Delays in, withdrawal, or rejection of the FDA or other government entity approval(s) of our products may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy or requirements in the U.S. and abroad.

In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  In addition, to the extent permissible by law, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

Our manufacturing facilities also are subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly.  A governmental authority may challenge our compliance with applicable federal, state and/or foreign regulations.  In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including, but not limited to, product recalls, withdrawal of the product from the market or other enforcement actions.

From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices.  It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of our presently marketed products or products under development.  Any change in legislation or regulations that govern the review and approval process relating to our current and/or future products could make it more difficult and/or costly to obtain approval for new products, and/or to produce, market, and distribute existing products.

If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product research and development, improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position.  Any significant delays in the above or termination or failure of our clinical trials would materially and adversely affect our research, development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.

There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally.  The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical safety and efficacy, cost-effectiveness, potential advantages over alternative products, user/patient acceptance, and our marketing and distribution capabilities.  Physicians will not recommend our products if clinical and/or other data and/or other factors do not demonstrate their safety and efficacy compared to other competing products, or if our products do not best meet the particular needs of the individual patient.

Our products also compete with a number of other similar medical products manufactured by major companies, and may also compete with new products currently under development by major companies and others.  On January 8, 2004, the FDA released a, “Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.”  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our pre-market approval (“PMA”) application to the FDA for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the February 2003 guidance document previously released by the FDA.  The Agency has indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  Any change in FDA regulatory requirements, including those implemented through new or revised FDA guidance, (such as that announced on January 8th by the FDA), may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay, denial, or "not approvable" response by the FDA would have a material adverse affect on our commercialization timelines, competitive position and ultimately our revenue and operating results.  In August 2004, we amended our PMA based on the January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA. We continue to address the Agency’s questions and the FDA review and approval process may require additional substantial time and expense, with no assurances of success. In April 2005, an advisory panel composed of outside experts selected by the FDA is expected to meet to consider questions presented to it by the FDA regarding our PMA submission and to make a recommendation to the Agency regarding whether our PMA should be approved.  We cannot predict the outcome of this review.  If the panel recommends against approval, this likely will delay approval of our pending PMA application and could have a significant adverse impact on our competitive position.

If the panel recommends approval of our PMA application, the FDA may not agree and not follow the panel’s recommendation.  The panel or the FDA could also recommend stringent post-marketing requirements that could impact our sales and earnings, depending on the scope and complexity of the requirements.  If our competitor gains FDA approval to market its products before we do, our competitive position will likely suffer.  If we achieve FDA approval to market our products prior to our competitor, then we may face a competitive advantage for an undefined period of time.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

We also have a pending application for a Medical Device License in Canada for our silicone gel-filled implants.  In March 2005, an expert advisory panel of primarily Canadian government officials is expected to meet to review our pending application for a Medical Device License.  We cannot predict the outcome of this review or determine when or if Health Canada will approve our product application.  In addition, any approval could be granted with stringent post-marketing requirements that may impact our sales and earnings, depending on the scope and complexity of such requirements.

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

Certain elective procedures, such as breast augmentation, body contouring, and in some cases surgical treatment for male impotence are typically not covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our sales and profitability.

If we are unable to implement new information technology systems, our ability to manufacture and sell products, maintain regulatory compliance and manage and report our business activities may be impaired, delayed or diminished, which would cause substantial business interruption and loss of sales, customers and profits.

We recently implemented an enterprise resource planning system at our major locations that will be our primary business management system.  We intend to continue to implement the system for nearly all of our businesses worldwide.  Many other companies have had severe problems with computer system implementations of this nature and scope.  We are using a controlled project plan and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

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

We currently rely on single or sole source suppliers for raw materials, including silicone, used in many of our products.  In the event that they cannot meet our requirements, we cannot guarantee that we would be able to obtain a sufficient amount of quality raw materials in a timely manner.  We also depend on third party manufacturers for components and licensed products, including our women’s health products and our palladium brachytherapy seed product.  If there is a disruption in the supply of these products, our sales and profitability would be adversely affected.

Our international business exposes us to a number of risks.

More than one-third of our sales are derived from international operations.  Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability. Most of our international sales are denominated in Euros, British Pounds, Canadian Dollars or U.S. Dollars.  Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results.  Our operations and financial results may be adversely affected by other international factors, including:

•     foreign government regulation of medical devices;

•     product liability, intellectual property and other claims;

•     new export license requirements;

•     political or economic instability in our target markets;

•     trade restrictions;

•     changes in tax laws and tariffs;

•     managing foreign distributors and manufacturers;

•     managing foreign branch offices and staffing; and

•     competition.

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

The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require that such transactions be accounted for using a fair-value-based method, and the resulting cost recognized in the financial statements.  The approval of this Exposure Draft or any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method, could have a significant negative effect on our reported results.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results of our business.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.43 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies public filings, and comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002.  SEC reviews often occur at the time companies file registration statements such as the registration statement we filed in connection with our convertible note offering, but reviews may also be initiated at any time by the SEC.  While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review.  Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our securities, including our common stock or our convertible notes.

Our operating results may fluctuate substantially, and could precipitate unexpected movement in the price of our common stock and convertible notes.

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On December 31, 2004, the closing price of our common stock on the New York Stock Exchange was $33.74 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.25 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control such as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

Our internal control over financial reporting may not be considered effective which could result in a loss of investor confidence in our financial reports, and have an adverse effect on the price of our common stock and convertible notes.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March  31, 2005, we will be required to furnish a report by our management on our internal controls over financial reporting.  Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective.  This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management.  This report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls.

We are currently performing the system and process documentation needed to comply with Section 404 and the new standard issued by the Public Company Accounting Oversight Board.  This process is both costly and challenging.  During this process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls are effective as of March 31, 2005 (or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls), investors could lose confidence in the accuracy and completeness of our financial reports, with in turn could have an adverse effect on our securities, including our common stock and our convertible notes.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  We believe, but cannot be certain, that we will continue to repurchase shares during fiscal 2005, although we cannot estimate or guarantee the amount of shares to be repurchased during this time.  The table below sets forth certain share repurchase information for the quarter ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES
(in thousands, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Third Quarter 2005
October 1 - October 31, 2004	-	-	-	3,595
November 1 - November 30, 2004	-	-	-	3,595
December 1 - December 31, 2004	2,342	33.90	2,342	1,253
Total	2,342	$33.90	2,342	1,253

a.      In the first quarter of fiscal 1996, our Board of Director's authorized an ongoing stock repurchase program.  The initial authorization was for the repurchase of up to one million shares.  Subsequently, the Board of directors has authorized the repurchase of an additional 19.2 million shares including 2.2 million and 5.0 million shares in July 2003 and December 2003 respectively.  As of December 31, 2004, 1.3 million shares remained authorized for repurchase.

b.     We have not set a date for the stock repurchase program to expire.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On November 18, 2004, the Board of Directors resolved to pay annual compensation to the chairperson of the Audit Committee of $5,000 in addition to the compensation provided to all non-employee members of the board.  The increase was made retroactively effective as of September 2004, with the appointment at that time of the chairperson of the Audit Committee.

Item 6.    Exhibits

               10.1 Written Description of Directors Fees Pursuant To
Item 601(b)(10)(iii)(A) of Regulation S-K.

10.2  Summary of Material Contract to Repurchase Shares.

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

MENTOR CORPORATION

(Registrant)

Date:	February 7, 2005	By:	/s/JOSHUA H. LEVINE Joshua H. Levine Chief Executive Officer

Date:	February 7, 2005	By:	/s/LOREN L .MCFARLAND Loren L. McFarland Chief Financial Officer