Form 10-K
period 2005-03-31
MENTOR CORP /MN/
filed 2005-06-14
CIK 64892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-7955

MENTOR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State of other jurisdiction of incorporation or organization)	41-0950791 (IRS Employer Identification No.)

201 Mentor Drive, Santa Barbara, California 93111
(Address of principal executive offices) (Zip Code)
(805) 879-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares	New York Stock Exchange

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

Based on the closing sale price on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2004), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $1,059,407,465.  For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 9, 2005, there were approximately 42,951,806 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report on Form 10-K.

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

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors" or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, United States Food Drug and Administration ("FDA") delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

ITEM 1.	BUSINESS.

Mentor Corporation was incorporated in Minnesota in 1969.  Our fiscal year ends on March 31, and references to fiscal 2005, fiscal 2004 or fiscal 2003 refer to the years ended March 31, 2005, 2004 or 2003, respectively.

General

We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery as well as capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction).  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

Recent Events

On April 15, 2003, we purchased the U.S. method patent rights to a surgical procedure known as the trans-obturator technique, which utilizes a sling device implanted through the trans-obturator foramen in the treatment of female urinary incontinence.  In July 2003, we acquired exclusive distribution rights to the ObTape® product in the United States, which is used in the trans-obturator technique.

On August 25, 2003, we acquired A-Life Ltd. located in Edinburgh Scotland from Vitrolife AB.  A-Life has developed proprietary technology related to double cross-linked hyaluronic acid dermal filler products.  We have filed an application for CE mark and received approval to market the products in Europe and are currently conducting a clinical study to seek approval of the products as an injectable dermal filler for facial aesthetic applications in the United States.

On October 25, 2003, we acquired Inform Solutions, Inc., now doing business as Mentor Solutions, located in San Diego, California.  Mentor Solutions is a leading provider of comprehensive, integrated practice management software and revenue enhancement services in the plastic surgery industry.

On December 10, 2003, we entered into an exclusive license agreement with Wisconsin Alumni Research Foundation (WARF) to develop, manufacture and distribute products utilizing their proprietary botulinum toxin technology.  We have completed construction of a production facility and have begun a clinical study in the United States to seek approval of the product initially for aesthetic applications.

In December 2003, we completed the submission for our silicone gel PMA application to the FDA for breast augmentation, reconstruction and revision.  The FDA indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  On January 8, 2004, the FDA released a "Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants".  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  In August 2004, we amended our PMA based on the January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA.  On April 11-13, 2005, an advisory panel composed of outside experts selected by the FDA met to consider questions presented to it by the FDA regarding our and our competitor's PMA submissions and to make a recommendation to the FDA regarding whether the PMA applications should be approved.  The panel recommended approval of our PMA submission to the FDA, with conditions.  The FDA must deliberate on the recommendations of the panel.  We cannot predict the timing or the outcome of this review.  In the meantime, we continue to address the FDA's questions, and the FDA review and approval process may require additional substantial time and expense, with no assurances of success.

Principal Products and Markets

The following table shows the net sales attributable to our principal product lines, each of which constitute one of our three reportable business segments, and the percentage contributions of such net sales to total net sales for the periods indicated.

	Year Ended March 31,
	2005		2004		2003
(in thousands)	Amount	%	Amount	%	Amount	%
Aesthetic and General Surgery	$251,726	52%	$218,437	52%	$191,405	50%
Surgical Urology	129,292	27%	108,370	26%	106,675	28%
Clinical and Consumer Healthcare	102,379	21%	95,361	22%	84,304	22%
	$483,397	100%	$422,168	100%	$382,384	100%

Aesthetic and General Surgery Products

Our aesthetic and general surgery products fall into three general categories: breast implants, body contouring and other aesthetics.  Net sales for each of these product categories and the percentage contributions of such net sales to total net sales for Aesthetic and General Surgery are as follows:

	Year Ended March 31,
	2005		2004		2003
(in thousands)	Amount	%	Amount	%	Amount	%
Breast implants	$217,420	86.4%	194,052	88.8%	172,024	89.9%
Body contouring	18,609	7.4%	15,276	7.0%	12,621	6.6%
Other aesthetics	15,697	6.2%	9,109	4.2%	6,760	3.5%
Aesthetic and General Surgery	$251,726	100.0%	218,437	100.0%	191,405	100.0%

We develop, produce, and market a broad line of breast implants, including saline-filled implants and silicone gel-filled (MemoryGel™) implants.  Our breast implants consist of a silicone elastomer shell that is either filled during surgery with a saline solution or pre-filled during the manufacturing process with silicone gel.  Our MemoryGel™ products come in varying degrees of cohesiveness.  Additionally, all of our implants have either a smooth or textured surface and are provided in a variety of sizes and shapes to meet the varying preferences of patients and surgeons.

Mammary prostheses have applications in both cosmetic and reconstructive plastic surgery procedures. These prostheses are used in augmentation procedures to enhance breast size and shape, correct breast asymmetries and help restore fullness after breast feeding.  During reconstruction procedures, mammary prostheses are utilized as a surgical solution to create a breast mound following a mastectomy.  Breast reconstruction is a surgical option for many women following a mastectomy, either at the time of surgery or a later date.

We carry a full line of breast reconstruction products including the Contour Profile Expander (CPX® ) family of breast expanders.  These expansion products, used in the first-stage of a two-stage breast reconstruction, create a pocket that will ultimately hold the breast implant that is placed in a subsequent second-stage operation.  All of the CPX devices utilize our proprietary BufferZone™ self-sealing technology and Centerscope™ injection port locators.  We also are the industry leader for single-stage breast reconstruction procedures, with our line of smooth and textured Becker implants, which are designed to be used as both an expander and an implant.

We offer a line of extremity tissue expanders.  Extremity tissue expansion involves the process of growing additional tissue for reconstruction and skin graft procedures.  Some of the major applications of extremity tissue expansion include the correction of disfigurements such as burns, large scars and congenital deformities.

We market an ultrasound-assisted product used for the aspiration of soft tissues in general surgery and cosmetic surgery applications and have obtained U.S. Food and Drug Administration ("FDA") approval to label the product for use in Ultra-sonic liposuction.  Our subsidiary, Byron Medical, Inc., offers a complete line of liposuction products including traditional power-assisted and ultrasonic liposuction product offerings and disposable supplies.  As a result we are positioned as a broad line supplier to the entire body contouring (liposuction) market.

In fiscal 2005, Mentor founded two new business lines in the Aesthetics arena: Mentor Solutions and Facial Aesthetics. We had previously acquired a company called Inform Solutions and during the year  combined it into a new focus area of our business called Mentor Solutions.  The Mentor Solutions group offers software, consulting and business management tools to help plastic surgeons grow their business.

In the Facial Aesthetics area, we launched our new dermal filler product, Puragen™, in a variety of international markets in May 2005.  Puragen™ is our proprietary non-animal based, hyaluronic acid dermal filler that features an innovative double cross-linked technology (DXL™), making it the next generation in injectible hyaluronic acid fillers.  We are currently conducting a clinical study of Puragen ™ in the United States, which is anticipated to be completed before the end of calendar 2005.

We are developing a next-generation botulinum toxin type A product based on proprietary technology that yields a formulation designed to be purer than other commercially available botulinum products.  During fiscal 2005, we initiated the United States phase 1 dose escalation study for cosmetic indications.

Surgical Urology Products

Our surgical urology products fall into four general categories: erectile dysfunction products, cancer treatment products (brachytherapy), women's health products, and disposable urinary care products.  Net sales for each of these product categories, and the percentage contributions of such net sales to total net sales for Surgical Urology, are as follows:

	Year Ended March 31,
	2005		2004		2003
(in thousands)	Amount	%	Amount	%	Amount	%
Erectile dysfunction	$26,353	20.4%	$23,201	21.4%	$24,733	23.2%
Brachytherapy	15,828	12.2%	14,615	13.5%	24,512	23.0%
Women's health	22,537	17.4%	15,552	14.4%	9,981	9.3%
Disposable urinary care/other	64,574	50.0%	55,002	50.7%	47,448	44.5%
Surgical Urology	$129,292	100.0%	$108,370	100.0%	$106,675	100.0%

Our erectile dysfunction products consist of a line of penile implants for the treatment of male sexual impotence.  Penile prostheses are implanted in men who cannot achieve a natural erection of sufficient rigidity for sexual intercourse.  Penile implants have become the standard of care for men who have not responded to less invasive oral therapies.  In order to respond to a variety of physician and patient preferences, we manufacture several types of penile prostheses, including hydraulic inflatable devices and a malleable prosthesis.  We have FDA approval to market the Titan® Inflatable penile prosthesis and the Genesis™ malleable penile prosthesis with a hydrophilic coating that offers a number of advantages to both the physician and the patient.  We also have Conformite Europeene (CE) approval for the sale and marketing of penile implants utilizing the same coating, Resist™,  which is designed to reduce bacterial adherence.

Our cancer treatment products consist primarily of two types of brachytherapy seeds (iodine and palladium) for the treatment of prostate cancer, as well as associated supplies and delivery systems.  Our iodine seeds, ProstaSeed® , are manufactured by our subsidiary, Mills Biopharmaceuticals, Inc.  For palladium seeds, we entered into a nonexclusive agreement in January 2003 to distribute Best™ Medical Palladium-103 brachytherapy seeds, and began to distribute those seeds shortly thereafter.  However, due to difficulties in increasing manufacturing capacity in a short time frame, we were unable to secure adequate supply from the vendor to fulfill customer demand during fiscal 2004.  In fiscal 2005, we had a sufficient supply of seeds, and expect that our current sources of supply are adequate to meet anticipated customer demand.

In October of 2002, the FDA approved the IsoLoader™, our computer-based workstation and automated cartridge-based needle loading and physics workstation, which automates brachytherapy needle loading, radioactive seed assay and reporting for use in brachytherapy procedures.  In early 2003, we began to market the workstation.  We also received the necessary approvals from the Canadian Therapeutic Products Directorate to market and sell the Isoloader™ in Canada in April of 2002.  In addition, we market a variety of other brachytherapy products, which include prescription loaded needles and strands, pre-loaded cartridges, and a complete line of pre-loaded style and original MICK® applicator needles.

In June of 2005, we launched our new IsoStrand™ product for use in conjunction with the IsoLoader™ workstation.  The key benefit of this new technology is that it allows the end-user to automate stranding and needle loading safely and efficiently, directly from the treatment plan on the IsoLoader™.  This key benefit meets the clinical shift towards intra-operative planning and the clinical demands for "real time" strands.

Our Women's Health offering consists of a line of innovative surgical products to treat Stress Urinary Incontinence (SUI) and pelvic floor disorders.  These procedures provide relief for women suffering from stress urinary incontinence and pelvic organ prolapse, and consists of the following products:

  ObTape® is a polypropylene trans-obturator sling used to treat SUI.  ObTape®, which was initially sold in Europe through an exclusive supply and distribution arrangement.  In fiscal 2004, we acquired the exclusive rights to distribute these products in the United States and received 510(k) approval from the FDA to market ObTape®.  This product uses an innovative and patented Trans-obturator surgical approach that offers the benefits of a faster, less invasive surgical procedure to patients and a selection of specially designed surgical tools to the physicians.

  Aris™, our newest trans-obturator sling product for the treatment of SUI, was launched on May 21, 2005.  Aris™ represents our newest technical achievement for a knitted, monofilament polypropylene tape and offers the benefits of being a light and thick mesh, with smooth edges and low elasticity.

  Suspend® Tutoplast® Processed Fascia Lata, which  is treated using Tutogen Medical Inc.'s proprietary Tutoplast®  process to ensure safe and strong tissue grafts that are non freeze-dried.  Tutogen harvests and processes the donor tissue and we have the exclusive distribution rights to this innovative product used to treat SUI and pelvic organ prolapse.

  Axis® Tutoplast®  Processed Dermis, which also uses Tutogen Medical Inc.'s proprietary Tutoplast® process to ensure safe and strong tissue grafts that are non freeze-dried.  We also have the exclusive distribution rights to this product which offers the surgeon an additional tissue choice for the treatment of SUI and pelvic organ prolapse.

Our urinary care products consist of disposable urological devices for use in the hospital and outpatient setting.  These devices consist of endourological stents, catheters, urinary drainage systems, stone baskets, wound drainage products and other specialty urological items, most of which are manufactured and marketed by our Porges subsidiary.  These products are used during and following surgery for the treatment of upper urinary tract disease such as kidney stones, ureteral stones and tumors, and for the diagnosis and treatment of lower urinary track diseases such as BPH, prostate cancer, bladder cancer, urethral strictures and other voiding disorders, including urinary incontinence.

Clinical and Consumer Healthcare Products

We manufacturer a broad line of daily management products which provide dignified solutions for urinary incontinence and retention problems.  We market a complete line of intermittent urinary catheters, male external catheters and urine collection bags, as well as Foley catheters and trays.  These disposable products are used in homes, hospitals, rehabilitation and extended care facilities around the world.  Approximately two-thirds of our revenues in this business segment are primarily from sales of intermittent catheters for the management of urinary retention and to a lesser degree, male external catheters for the management of urinary incontinence. Sales of other ancillary products account for the remaining revenues.

Our Porges subsidiary specializes in urological disposables, diagnostic tools and various devices for surgery and postoperative follow-up.  We introduced the first of these products into the U.S. market in fiscal 2002 and continue to expand the range of products into developing markets.  We also manufacture and market incontinence and ostomy products primarily for the home healthcare market such as drainage bags, ostomy pouches, intermittent catheters, male external catheters, and Foley catheters.

Various ancillary urologic products are included in our product portfolio including organic odor eliminators, moisturizing skin creams and ointments, and pessaries for the management of pelvic organ prolapse.  We also distribute the BTA Stat® point-of-care bladder cancer screening test manufactured by Polymedco, Inc., under an exclusive supply and distribution agreement.

We continue to be a leading developer of specialty intermittent catheters to meet the varied needs of our customers.  The Self-Cath Plus®, a patent-pending hydrophilic intermittent catheter, and the Self-Cath Closed System have provided a platform for the development of the new Self-Cath HydroGel®.  Launching in August of 2005, the Self-Cath HydroGel® incorporates a unique combination of features providing protection to minimize the incidence of  urinary tract infections and a highly lubricious lubricant for smooth insertion.

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

We promote our products through participation in and sponsorship of medical conferences and educational seminars, radio, newspaper, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs.  In fiscal 2005, we launched the first primetime  advertising campaign in the industry for our saline breast implant products.  We ran four distinct commercials on ABC's Extreme Makeover program for the 2004/05 season while at the same time launching our Mentor4me.com patient education program designed to help educate interested women about breast augmentation surgery and help them locate surgeons.  During the year these commercials have also run during ABC's Daytime programming and ABC's Desperate Housewives program.  Mentor participates in supporting organizations that provide counseling and education for persons suffering from specific disease states, and we provide patient education materials for most of our products to physicians for use with their patients.  The "Kids Can Cath!" catheterization training program is aimed to provide creative tools to clinicians and parents of children who live with spina bifida in order to maximize the level of self-care for each child.  We also conduct patient awareness programs including "Straight Talk about E.D." and "Back in Control™" to help educate individuals on erectile dysfunction and female stress urinary incontinence, respectively.

International Operations

We export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, the United Kingdom, Germany, France, Japan, Benelux, Australia, Spain, Portugal and Italy, as well as through independent distributors in other countries.  Total foreign net sales through distributors and direct international sales offices were $195.2 million, $170.4 million, and $138.2 million in fiscal 2005, 2004 and 2003, respectively.  Other than sales made through our international sales offices, which are denominated in the local currency of the sales office, export sales are made in United States dollars.

In addition, we manufacture mammary implants in The Netherlands, disposable urology products in France and the United Kingdom and have recently initiated production of facial products in the United Kingdom.  Total long-lived assets located in foreign countries were $59.8 million, $62.2 million, and $48.1 million in fiscal 2005, 2004 and 2003, respectively.

For additional information regarding our international operations, see "Risk Factors - Our International Business Exposes Us to a Number of Risks" and "Note R - Business Segment Information" of the "Notes to the Consolidated Financial Statements."

Competition

We believe we are one of the leading suppliers of cosmetic and reconstructive surgery products, penile implants, and disposable catheter products.  This belief is based upon information developed internally, public information sources, and information from independent research studies of market share.

In the domestic breast implant market, we compete primarily with one other company, Inamed Corporation.  The primary competitive factors in this market currently are product performance and quality, range of styles and sizes, proprietary design, warranty programs, customer service and, in certain instances, price.  In Europe, we compete with Inamed Corporation and various smaller competitors.  On March 21, 2005, Medicis, a specialty pharmaceutical company with offerings in the dermatological, podiatric and aesthetics markets, and a competitor with our newly launched facial dermal filler products, announced a definitive merger agreement with Inamed Corporation.  As of June 9, 2005 the merger was not yet completed.

We compete primarily with only one other company worldwide in the inflatable penile implant market, American Medical Systems, Inc.  Several companies sell competing malleable penile implants.  The primary competitive factors in the penile implant market are product performance and reliability, ease of implantation, proprietary design, and customer service.  We believe that by providing several types of implants that emphasize high performance and reliability, we can successfully respond to various physician and patient preferences.  Recently, the erectile dysfunction market has experienced renewed growth in the penile implant segment, which has recently stabilized following the introduction of two additional oral medications.

We compete with many other companies in the United States providing brachytherapy seeds for the treatment of prostate cancer, including Oncura, a division of Amersham Health, C.R. Bard, Inc., Theragenics Corporation, North American Scientific, Inc., and others.  The primary competitive factors in this market are technologies that support efficient preparation and implantation of radioactive sources through improved product delivery, price, product offering, customer service, and consistent quality.  We believe that we have the third largest market share for iodine and palladium brachytherapy seeds.

We compete with a number of other companies in the pubovaginal sling and pelvic floor reconstruction market, including J&J Gynecare, C.R. Bard, Inc., American Medical Systems, Inc., Boston Scientific's Microvasive division, and others.  As a first line treatment, the demand factors for this market include having a wide selection of materials and offering the surgeon multiple choices of procedure options to meet specific patient requirements.  We offer a wide selection of choices including allograft, bioresorbable and synthetic materials that may be placed through a number of surgical techniques.  We also believe that our patented surgical method provides the least invasive treatment for stress urinary incontinence.

Through our innovative design and customer-focused  marketing of catheters and other disposable incontinence products, we have been able to compete successfully against larger companies in this market.  C.R. Bard, Inc., Hollister, Inc., Kendall (a division of Tyco HealthCare), and Coloplast Corporation are the dominant competitors in the worldwide market.  We compete primarily on the basis of product design and performance, and by providing product support and related services to health care professionals and consumers.

Government Regulations

General

As a manufacturer of medical devices our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies ("Agencies").  These Agencies inspect our processes and our facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements.  These Agencies have the power to prevent or limit further marketing of products based upon the results of these inspections.  These regulations depend heavily on administrative interpretation. There can be no assurance that future interpretations made by these Agencies will not adversely affect us.  Failure to comply with these Agencies regulatory requirements may result in enforcement action by these Agencies, including product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, imposition of injunctions prohibiting product manufacture or distribution, and civil or criminal penalties.

Advertising and promotion of medical devices are regulated by the FDA and the Federal Trade Commission ("FTC") in the U.S. and by analogous agencies internationally.  A determination that we are in violation of regulatory requirements governing promotional activities could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, and civil or criminal penalties.

Products and materials manufactured internationally may come under Homeland Security statutes from time to time and could be considered for restricted entry into the United States by FDA and U.S. Customs.  The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally.

Regulation of Medical Devices

Under the "Federal Food, Drug, and Cosmetic Act" ("FDCA") as amended, the FDA has the authority to adopt regulations that: (i) set standards and general controls for medical devices; (ii) require demonstration of safety and effectiveness or other forms of data support prior to marketing devices which the FDA believes require pre-market approval or clearance; (iii) require test data to be submitted to the FDA prior to evaluation in humans; (iv) permit detailed inspections of device manufacturing facilities; (v) establish Good Manufacturing Practices ("GMPs") now referred to as the Quality System Regulation ("QSR") that must be followed in device manufacture; (vi) require reporting of certain adverse events, device malfunctions, and other post-market information to the FDA; and (vii) prohibit device exports that do not meet certain requirements.  The FDA also regulates promotional activities by device companies.  Essentially all of our products currently marketed are medical devices and are therefore subject to FDA regulation in the U.S. and analogous foreign agencies for the international countries to which we export our products.

The FDCA established complex procedures for FDA regulation of devices.  Devices are placed in three classes:  Class I (general controls to preclude misbranding or adulteration, compliance with labeling and other requirements), Class II (special controls and FDA clearance in addition to general controls), and Class III (a pre-market approval application ("PMA") before commercial marketing).  Class III devices are the most extensively regulated.  Class III devices require each manufacturer to submit to the FDA a PMA that includes information demonstrating the safety and effectiveness of the device.  The majority of our aesthetic surgery and urology implants are in Class III, while most of our disposable incontinence products are in Classes I and II.

In 1991, we submitted a PMA for our silicone gel-filled mammary prostheses to the FDA.  In 1992, the FDA's outside advisory panel on aesthetic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants.  The FDA adopted the recommendations of the panel.

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

In 1993, the FDA published proposed guidelines for the PMA applicable to our saline-filled breast implants.  We submitted all the required data for our saline implants, and the FDA approved our application on May 10, 2000.  In conjunction with its review of the data, the FDA inspected our manufacturing facility in Irving, Texas and indicated the facility was in substantial compliance with the applicable regulations.

Concurrently, in 1993, the FDA also published proposed guidelines for the PMA applicable to our inflatable penile prostheses.  We submitted all required data for our penile implants, and received FDA approval on July 14, 2000.  In addition, on July 19, 2002, we received PMA approval from the FDA for our saline-filled testicular implants.

In December 2003, we completed the submission for our silicone gel PMA application to the FDA for breast augmentation, reconstruction and revision.  The FDA indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  On January 8, 2004, the FDA released a "Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants."  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  In August 2004, we amended our PMA based on the January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA.  On April 11-13, 2005, an advisory panel composed of outside experts selected by the FDA met to consider questions presented to it by the FDA regarding our and our competitor's PMA submissions and to make a recommendation to the FDA regarding whether the PMA applications should be approved.  The panel recommended approval of our PMA submission to the FDA, with conditions.  The FDA must deliberate on the recommendations of the panel.  We cannot predict the timing or the outcome of this review.  In the meantime, we continue to address the FDA's questions, and the FDA review and approval process may require additional substantial time and expense, with no assurances of success.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  We have been notified of Health Canada's desire to hold a public forum on these devices sometime later this calendar year.  We cannot predict the timing or outcome of this review or determine when or if Health Canada will approve our product applications.

Biologics

Certain other products being developed by us are regulated by the FDA as biologics under the Public Health Service Act requiring pre-marketing approval, and are subject to regulations and requirements on preclinical and clinical testing, manufacture, labeling, quality control, storage, advertising, promotion, marketing, distribution, and export.  Prior to commercial sale of a biologic, a Biologics License Application ("BLA") that includes results from required,  well-controlled clinical trials to establish the safety and effectiveness for the product's intended use, and specified manufacturing information, must be submitted to, and approved by, the FDA.  FDA inspection of the manufacturing facility during review of the BLA is required to ensure that manufacturing processes conform to FDA-mandated GMPs.  Continued compliance with GMPs is required after product approval, and post-approval changes in manufacturing processes or facilities, product labeling, or other areas require FDA review and approval.

We have incurred, and will continue to incur, substantial costs relating to laboratory and clinical testing of new and existing products and the preparation and filing of documents required by the FDA for product approval.  The process of obtaining marketing clearance and approvals from the FDA can be time consuming and expensive, and there is no assurance that such clearances or approvals will be granted.  We also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect our ability to commercialize additional products or additional applications for existing products.

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

Additional products are being developed, which will be regulated as medicinal products in the EU and as such will require a marketing authorization before they can be introduced into the market.  There are two routes by which this can be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU, or the Mutual Recognition Procedure ("MRP") where a marketing authorization granted by one national authority is recognized by the authorities of the other member states in which we intend to supply the products.  The centralized procedure is compulsory for biotechnology products and is optional for certain high-technology products.  All such products which are not authorized by the centralized route must be authorized by the MRP unless the product is designed for a single EU country, in which case a national application can be made.  In each case, the application must contain full details of the product and the research that has been carried out to establish its efficacy, safety and quality.

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

Environmental Regulation

We are subject to federal, state, local and foreign environmental laws and regulations.  Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.  We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our earnings or competitive position.  We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.  We cannot assure, however, that environmental problems relating to properties owned or operated by us will not develop in the future, nor can we predict whether any such problems, if they were to develop, would require significant expenditures on our part.  In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

We are subject to regulation by the United States Environmental Protection Agency in each of our domestic manufacturing facilities.  In addition, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  In our Oklahoma facility, we are also subject to regulation by the United States Nuclear Regulatory Commission (NRC) due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103.  In our Wisconsin facility, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

Medicare, Medicaid and Third-Party Reimbursement

Health care providers that purchase medical devices, such as our products, generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products.  In the United States, our products are sold principally to hospitals, surgery centers, surgeons and patients directly and, in the case of certain home care products, through dealers and distributors.  We invoice our customers and they remit directly to us.  In some cases, the patient and the procedure may be eligible for reimbursement by third-party payors, including Medicare, Medicaid and other similar programs, but this coverage is invisible to us on a case-by-case basis.  However, we are aware that some of our customers are being reimbursed, in full or in part, for our products or for procedures that utilize our products, and we estimate that as much as 70% or more of our product sales could be reimbursed by these third-party payors.  This reimbursement can be a significant market factor when the product cost represents a major portion of the total procedure cost and the reimbursement for that procedure (or alternative procedures) is changing, or influencing treatment decisions.  As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors.  The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

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

Medicare Overview

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

Medicare - Inpatient Hospital Setting

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

Medicare - Outpatient Hospital Setting

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

Medicare - Home Setting

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

Medicare - Skilled Nursing Facility Setting

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

Federal and State Anti-Kickback Laws and Safe Harbor Provisions.  The federal anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program, including Medicare or Medicaid, subject to various "safe harbor" provisions.  The anti-kickback prohibitions apply regardless of whether the remuneration is provided directly or indirectly, in cash or in kind, and various state laws have similar prohibitions that are sometimes broader in nature.  Interpretations of the law have been very broad.  Under current law, courts and federal regulatory authorities have stated that the federal law is violated if even one purpose (as opposed to the sole or primary purpose) of the arrangement is to induce referrals.  A violation of the federal statute is a felony and could result in civil and administrative penalties, including exclusion from the Medicare or Medicaid program, even if no criminal prosecution is initiated.

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

Product Development

We are focused on the development of new products and improvements to existing products, as well as obtaining FDA approval of certain products and processes, and we maintain the highest quality standards of existing products.  During fiscal years 2005, 2004 and 2003, we spent a total of $ 32.8 million, $ 30.0 million and $ 23.0 million, respectively, for research and development primarily in support of our silicone gel breast implant regulatory submissions in the United States and Canada, laboratory testing and clinical studies for our hyaluronic acid-based dermal filler Puragen™ and our botulinum toxin products.

Patents and Licenses

It is our policy to protect our intellectual property rights relating to our products whenever possible and appropriate.  Our patents and licenses include those relating to penile prostheses, tissue expanders, a combination breast implant and tissue expander (Becker implant), pelvic floor products and related surgical implantation methods (trans-obturator approach), body contouring (liposuction) equipment and disposable catheters.  We license technology through supplier and licensing arrangements for certain products, including brachytherapy seeds and breast implants.  We believe that although our patents and licenses are material in their totality, no single patent or license is material to our business as a whole.

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

Raw Material Supply and Single Source Suppliers

We obtain certain raw materials and components for a number of our products from single source suppliers, including our implant quality silicone elastomers and gel materials for mammary prostheses.  We believe our sources of supply could be replaced if necessary, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a material negative impact on sales.  No significant interruptions to raw material supplies occurred during fiscal 2005.

Our saline-filled mammary implants, inflatable penile prostheses, catheters and other products are available for sale in the United States under FDA approvals and/or clearances.  Gel-filled mammary implants are only available in the United States as part of the adjunct clinical study.  A change in raw material, components or suppliers for products may require a new FDA submission, and subsequent review and approval.  There is no assurance that such a submission would be approved without delay, or at all.  Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.

We have secured supplier arrangements for certain products.  Those products includes Tutogen® processed fascia lata for the Suspend® Sling, Tutogen® processed dermis for Axis®,  ObTape®, and Aris™,, used in pelvic floor reconstruction, BTA Stat® bladder cancer test, and radioactive sources for our palladium brachytherapy seeds.  These suppliers are our sole-source of these products.  Any interruption in their ability to supply the product may have an adverse impact on our sales and results of operations.

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

Employees

As of April 30, 2005, we employed approximately 1,975 people, of whom 1,123 were in manufacturing, 491 in sales and marketing, 161 in research and development and 200 in finance and administration.  In the fourth quarter of fiscal 2005, the Company initiated restructuring activities and resulted in a net reduction of approximately 5% of our workforceand the closure of a manufacturing facility in the United Kingdom.  We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

Our executive officers as of June 12, 2005 are listed below, followed by brief accounts of their business experience and certain other information.

Name	Age	Position
Joshua H. Levine	46	President and Chief Executive Officer
Loren L. McFarland	46	Vice President, Chief Financial Officer and Treasurer
David J. Adornetto	43	Vice President, Operations
Kathleen M. Beauchamp	40	Vice President, Sales and Marketing
A. Christopher Fawzy	35	General Counsel and Secretary
Clarke Scherff	58	Vice President, Regulatory Compliance, Quality Assurance and Compliance Officer
Cathy Ullery	52	Vice President, Human Resources

Mr. Levine joined us in October 1996 as Vice President, Sales, Aesthetic Products.  In September 1998, he was promoted to domestic Vice President, Sales and Marketing, Aesthetic Products.  In January 2000, Mr. Levine resigned to join a start-up practice management organization, The Plastic Surgery Company where he was Chief Development Officer until his resignation in September 2000.  (More than a year after his resignation, in March 2002, The Plastic Surgery Company filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.)  In September 2000, Mr. Levine rejoined us as Vice President, Domestic Sales & Marketing for Aesthetic Products, and in November 2001, he assumed global responsibilities for all of our aesthetic sales and marketing activities.  Mr. Levine was promoted to Senior Vice President, Global Sales & Marketing in June 2002.  In December 2003, Mr. Levine was promoted to President and Chief Operating Officer, followed by his promotion to President and Chief Executive Officer in May 2004.  Prior to joining us, from 1989 to 1996, Mr. Levine was with Kinetic Concepts Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI Home Health Care Division.

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

Mr. Adornetto joined us in 1992 and has served the Company in various management capacities.  In May 1997, he was named Director of Finance our Manufacturing Operations Division, and in May 1999, he was promoted to Vice President of Finance for our subsidiary, Mentor Medical, Inc. In August 2002, he was appointed Vice President of Strategic Planning and Operational Development and in December 2003, he was appointed Vice President of Operations.  Prior to joining us, Mr. Adornetto was employed by Deloitte & Touche as a senior auditor and Certified Public Accountant.

Ms. Beauchamp joined us in 1993 as an Aesthetics Sales Representative.  In 1997, she was promoted to National Sales Trainer.  She was promoted in 1998 to Regional Manager in our former Ophthalmic division.  She rejoined the Aesthetics division in late 1998 as the National Sales Manager for Body Contouring.  In 2000, she was promoted to Director of Sales for the domestic Aesthetics business and assumed global responsibilities as Vice President of Aesthetic Sales in 2002.  She was promoted to her current position of Vice President of Sales and Marketing in December 2003.  Prior to her employment with us, Ms. Beauchamp worked in sales positions with Pfizer, Inc. and Centocor, Inc.

Mr. Fawzy joined us in January 2001 as Staff Attorney, where he was responsible for our contractual arrangements, commercial and product litigation, and general legal compliance.  In February 2002, Mr. Fawzy was promoted to Corporate Counsel, and in December 2004, he was promoted to General Counsel and is responsible for all of our legal functions.  Prior to his employment with us, Mr. Fawzy practiced law at Casey & Brannen, P.C., an Illinois-based law firm, where he focused on commercial and civil litigation.

Mr. Scherff joined us in July 1995 as Director, Regulatory Affairs following the acquisition of Optical Radiation Corporation, where he held the position of Group Vice President, Quality Assurance/Regulatory Affairs from April 1993 to June 1995.  He was promoted to Vice President, Quality and Regulatory Assurance in June 1997, to Vice President, Regulatory Compliance and Compliance Officer in October 2000, and resumed the duties of quality assurance and designation as Vice President, Regulatory Compliance/Quality Assurance and Compliance Officer in April 2004.  Prior to Mr. Scherff's employment with us, he held various positions of increasing responsibility for American Hospital Supply Corporation/Baxter Healthcare Corporation during 1980 to 1993, ultimately serving as the Director of Quality Assurance.

Ms. Ullery joined us in 1998 and served in several capacities in the Human Resources Department.  She was promoted to Director of Human Resources in July 1999, and Vice President of Human Resources in May 2002.  Prior to her employment with us, Ms. Ullery was Director of Organizational Effectiveness for the City of Tucson from 1993 to 1997.  From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs.

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

Significant product liability claims or product recalls may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverages.

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

The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  Certain of our products are required to undergo review by a panel of outside experts selected by the FDA, which makes a recommendation to the FDA as to whether the product(s) should or should not be approved.  This process makes it potentially longer, more difficult and/or more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, and advertising and marketing procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.

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

From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices, or related the sale of our products.  It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of our presently marketed products or products under development.  Any change in legislation or regulations that govern the review and approval process relating to our current and/or future products, or that restrict the manner by which we may sell our products, could make it more difficult and/or costly to obtain approval for new products, and/or to produce, market, and distribute existing products.

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

Our products also compete with a number of other similar medical products manufactured by major companies, and may also compete with new products currently under development by major companies and others.  On January 8, 2004, the FDA released a "Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants."  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our pre-market approval ("PMA") application to the FDA for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the February 2003 guidance document previously released by the FDA.  The Agency indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  In August 2004, we amended our PMA based on the January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA.  We continue to address the Agency's questions, and the FDA review and approval process may require additional substantial time and expense, with no assurances of success.  On April 11-13, 2005, an advisory panel composed of outside experts selected by the FDA met to consider questions presented to it by the FDA regarding our and our competitor's PMA submissions and to make a recommendation to the Agency regarding whether the PMA applications should be approved.  The panel recommended approval of our PMA submission to the FDA, with conditions.  The FDA must deliberate on the recommendations of the panel.  We cannot predict the outcome of this review.  The FDA may not agree or follow the panel's recommendation. The FDA by itself and based on the panel recommendations could recommend additional post-approval conditions or requirements that could impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance, (such as that announced on January 8, 2004 by the FDA), may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay, denial, or "not approvable" response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our competitor gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  If our new products do not achieve significant market acceptance, or if our current products are not able to continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  We have been notified of Health Canada's desire to hold a public forum on these devices sometime later this year.  We cannot predict the timing or the outcome of this review, nor determine when or if Health Canada will approve our product application.  In addition, any approval could be granted with stringent post-marketing requirements that may impact our sales and earnings, depending on the scope and complexity of such requirements.

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

A significant portion of our recent growth has been the result of acquisitions of other companies, businesses and technologies.  We intend to continue to acquire other businesses and technologies to facilitate our future business strategies.  There can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us.  Further, once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

State legislatures and taxing authorities may create new laws or change their interpretation of existing state and local tax laws that may affect future product demand or create unforeseen tax liabilities.

If any state legislature or other government authority creates new laws to assess sales taxes on medical procedures determined by them to be cosmetic, our physician and patient customers may have to pay more for our products and future demand may decrease.  In addition, if taxing authorities determine that our products are cosmetic and thus taxable based on their interpretations of existing tax laws or that our products are otherwise taxable, they may disallow currently available exemptions related to medical products and procedures.  Such taxing authorities may then determine that we owe additional taxes related to product sales from prior periods.  These determinations would have a negative effect on our results of operations.

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

We currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone.  In the event that they cannot meet our requirements, we cannot guarantee that we would be able to obtain a sufficient amount of quality raw materials in a timely manner.  We also depend on third party manufacturers for components and licensed products, including our women's health products and our palladium brachytherapy seed product.  If there is a disruption in the supply of these products, our sales and profitability would be adversely affected.

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

•     foreign government regulation of medical products;

•     product liability, intellectual property and other claims;

•     new export license requirements;

•     political or economic instability in our target markets;

•     trade restrictions;

•     changes in tax laws and tariffs;

•     managing foreign distributors and manufacturers;

•     managing foreign branch offices and staffing;

•     competition; and

•     fluctuations in foreign currency exchange rates.

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

Our manufacturing and research activities involve the controlled use of potentially hazardous materials.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and any applicable insurance coverage.

Future changes in financial accounting standards may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results and require restatement of previously issued results for retroactive application of the new accounting standard.  This was evidenced by the adoption of EITF 04-8 which was adopted in the quarter ended December 2004, resulting in the restatement of fiscal 2004 diluted earnings per share and weighted average shares outstanding.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock, with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.43 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, business partners, distributors, stockholders, or competitors could be very costly and could substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On March 31, 2005, the closing price of our common stock on the New York Stock Exchange was $32.10 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.25 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

Such factors, as well as other economic conditions, may adversely affect the market price of our securities, including our common stock and convertible notes.  There could be periods in which we experience shortfalls in revenue and/or earnings from levels expected by securities analysts and investors, which could have an immediate and significant adverse effect on the trading price of our securities, including our common stock and our convertible notes.

ITEM 2.	PROPERTIES.

At March 31, 2005, we owned and leased the following facilities:

Location	Total Sq. Ft.	Principal Segment and Use

Owned Properties
Minnesota	208,000	Surgical Urology, Clinical and Consumer Healthcare: manufacturing, warehousing and administrative offices
France	124,000	Surgical Urology, Clinical and Consumer Healthcare: manufacturing, warehousing and administrative offices
Netherlands	65,000	Aesthetic and General Surgery: manufacturing, warehousing and administrative offices
Oklahoma	25,000	Surgical Urology: manufacturing, warehousing and administrative offices
United Kingdom	13,000	Clinical and Consumer Healthcare: manufacturing, warehousing and administrative offices
	435,000
Leased Properties
Texas	134,000	Aesthetic and General Surgery: manufacturing, warehousing and administrative offices
California	126,000	Services all Segments: corporate offices, research and development, and sales and marketing
France	102,000	Surgical Urology, Clinical and Consumer Healthcare: manufacturing, warehousing and administrative offices
United Kingdom	68,000	Clinical and Consumer Healthcare, Aesthetic and General Surgery: manufacturing, warehousing and administrative offices
Arizona	32,000	Aesthetic and General Surgery: manufacturing, warehousing and administrative offices
Minnesota	16,000	Surgical Urology, Clinical and Consumer Healthcare: manufacturing, warehousing and administrative offices
Wisconsin	10,000	Aesthetic and General Surgery: research and development
	488,000

Our leases have terms ranging from 1 to 21 years, many of which have options to renew on terms we consider favorable.  In addition to the facilities mentioned above, we have international sales offices throughout ten countries where we lease office and warehouse space ranging from 1,000 to 8,000 square feet.  We anticipate that we will be able to extend or renew the leases that expire in the near future on terms satisfactory to us, or if necessary, locate substitute facilities on acceptable terms.

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

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which we in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, a member of our Board of Directors since March 1990, is a partner of PTF and is a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger. Pursuant to Dr. Young's request, the PTF Partnership Agreement has recently been amended to permit withdrawal of partners from the PTF Royalty Partnership upon notice.  Thereafter, on June 3, 2005, Dr. Young submitted his notice of withdrawal to the Partnership, and the parties have prepared a stipulation for the court in which they seek the removal of Dr. Young from the caption of the complaint and as a named party to the litigation.

In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings.  Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the New York Stock Exchange under the symbol "MNT" since August 2003.  Prior to August 2003, our common stock was traded on the Nasdaq National Market.  The high and low sales prices of our common stock, as reported by the Nasdaq or the NYSE, as applicable, for the two most recent fiscal years are set forth below.

Year Ended March 31, 2005	High	Low
Quarter ended March 31, 2005	$35.80	$29.98
Quarter ended December 31, 2004	$35.18	$29.20
Quarter ended September 30, 2004	$35.94	$29.59
Quarter ended June 30, 2004	$34.43	$29.80

Year Ended March 31, 2004	High	Low
Quarter ended March 31, 2004	$31.33	$23.87
Quarter ended December 31, 2003	$24.37	$20.00
Quarter ended September 30, 2003	$25.00	$19.09
Quarter ended June 30, 2003	$22.43	$17.01

According to the records of our transfer agent, there were approximately 906 holders of record of our common stock on June 9, 2005.  However, the majority of shares are held by brokers and other institutions on behalf of shareholders.

Dividend Policy

In fiscal 2004, we declared and paid a quarterly dividend of $.02 per share of common stock for the first fiscal quarter.  On August 1, 2003, the Board of Directors authorized a significant increase in our cash dividend.  The quarterly dividend payable on the common stock was increased from $.02 to $.15 per share.  In fiscal 2005, we declared and paid a quarterly dividend of $.15 per share of common stock for the first fiscal quarter.  On September 23, 2004, the Board of Directors authorized a further increase in our quarterly cash dividend payable on the common stock from $.15 to $.17 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability and alternative cash needs.  Our existing credit agreement limits the aggregate amount of dividends payable in any fiscal year to 60% of our net income for the four most recent fiscal quarters.

	Quarterly Dividends
	Year Ended March 31,
	2005	2004	2003
First Quarter	$0.15	$0.02	$0.015
Second Quarter	0.17	0.15	0.015
Third Quarter	0.17	0.15	0.020
Fourth Quarter	0.17	0.15	0.020
Total	$0.66	$0.47	$0.070

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  We believe, but cannot be certain, that we will continue to repurchase shares during fiscal 2006, although we cannot estimate or guarantee the amount of shares to be repurchased during this time.  There were no share repurchases during the fourth quarter of fiscal 2005, and at March 31, 2005, 1.3 million shares remained authorized for repurchase.  Additionally, after the repurchase of the 1.3 million shares currently authorized for repurchase, our new Credit Agreement limits the amount that can be used to repurchase shares to net income from the previous four quarters less dividends.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information presented below is obtained from our audited consolidated financial statements for each of the five years ending March 31, 2005.   This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003(1)	2002(2)	2001(2)
Statement of Income Data:
Net sales	$483,397	$422,168	$382,384	$321,062	$268,894
Gross profit	309,706	261,385	229,507	190,607	164,198
Operating income	83,639	79,069	76,977	57,516	41,787
Income before income taxes -
Continuing operations	81,227	80,140	79,039	59,216	46,549
Income taxes - continuing operations	26,346	25,361	23,219	17,396	14,731
Income from continuing operations	54,881	54,779	55,820	41,820	31,818
Discontinued operations, net of income tax	-	-	-	-	260
Net income	$54,881	$54,779	$55,820	$41,820	$32,078
Basic earnings per share(3):
Continuing operations	$1.31	$1.20	$1.20	$0.88	$0.67
Discontinued operations	-	-	-	-	0.01
Basic earnings per share	$1.31	$1.20	$1.20	$0.88	$0.68
Diluted earnings per share(3):
Continuing operations	$1.17	$1.13	$1.15	$0.85	$0.66
Discontinued operations	-	-	-	-	-
Diluted earnings per share	$1.17	$1.13(4)	$1.15	$0.85	$0.66
Dividends per common share	$0.66	$0.47	$0.07	$0.06	$0.05
Average outstanding shares(3):
Basic	41,921	45,543	46,428	47,278	47,254
Diluted	49,667	49,272(4)	48,388	48,926	48,372
Balance Sheet Data:
Working capital	$197,013	$206,435	$167,996	$126,556	$112,461
Total assets	477,601	498,779	398,088	324,636	290,837
Long-term accrued liabilities, less current portion	10,587	17,996	13,970	12,873	10,691
Convertible subordinated notes	150,000	150,000	-	-	-
Shareholders' equity	$175,155	$198,304	$276,710	$224,178	$196,306

(1)     Results in fiscal 2003 and thereafter include the impact of the Portex acquisition in May 2002.

(2)     Results after fiscal 2001 include the impact of the Porges S.A. acquisition in February 2001.

(3)     Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected January 21, 2003.

(4)     Per share amounts and diluted shares outstanding for fiscal 2004 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with the adoption of Emerging Issue Task Force (EITF) Issue No. 04-8 in the quarter ended December 2004.

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

Inventories

We value our inventory at the lower of cost, based on the first-in first-out ("FIFO") cost method, or the current estimated market value of the inventory.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  These additional valuation adjustments would be included in cost of sales.

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

Goodwill and Intangible Asset Impairment

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In addition, we evaluate goodwill and other intangibles annually in the fourth quarter of each fiscal year.  In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002 and analyzed goodwill and intangibles for impairment. Impairment tests were performed at adoption, and in the fourth quarter of fiscal years 2003 and 2004, and no impairment was noted as a result of these analyses.  The impairment tests performed in fiscal 2005 indicated certain impaired assets, for which we recorded impairment charges in fiscal 2005.  These impairment charges are included in the results of operations. See Note I - "Intangible Assets and Goodwill" of the "Notes to the Consolidated Financial Statements."

RESULTS OF OPERATIONS

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%

Cost of sales	35.9	38.1	40.0
Gross profit	64.1	61.9	60.0

Selling, general, and administrative	36.5	36.1	33.9
Research and development	6.8	7.1	6.0
Severance charges	1.8	-	-
Restructuring & long-lived asset impairment charges	1.7	-	-

Operating income	17.3	18.7	20.1
Interest expense	(1.1)	(0.4)	(0.3)
Interest income	0.4	0.4	0.6
Other income, net	0.2	0.3	0.3

Income before income taxes	16.8	19.0	20.7
Income taxes	5.4	6.0	6.1
Net income	11.4%	13.0%	14.6%

YEARS ENDED MARCH 31, 2005 AND 2004

Sales

Net sales for fiscal 2005 increased $61 million to $483 million from $422 million in fiscal 2004, an increase of 14.5%.  The increase in net sales for fiscal 2005 resulted from an increase in net sales in both the domestic and international markets.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international net sales of $12 million, or approximately three percentage points of the year-over-year growth.  We expect our net sales to increase in fiscal 2006 at a low double digit rate over net sales in fiscal 2005.

We have three principal product lines, each of which constitutes one of our business segments.  Set forth below is a summary of our net sales for each of the last two fiscal years, by segment.

	Net Sales by Principal Product Line
(in thousands)	2005	2004	Percent Change
Aesthetic & General Surgery Products	$251,726	$218,437	15.2%
Surgical Urology Products	129,292	108,370	19.3%
Clinical & Consumer Healthcare Products	102,379	95,361	7.4%
	$483,397	$422,168	14.5%
32

Net sales of aesthetic and general surgery products increased 15% to $251.7 million from $218.4 million in the prior year.  Net sales of breast implant products increased 12% to $217.4 million from $194.1 million in the prior year.  Approximately $20.4 million of the increase in breast implant products is attributable to organic growth in unit sales of our breast implants and associated products and approximately $3.0 million is the result of a favorable impact of foreign exchange rate movements.  Increased net sales were driven by growth in the augmentation and reconstruction markets both domestically and internationally.  We saw overall growth in domestic unit sales of breast implant products of approximately 12%.  Although we try to avoid competing on price, we continue to see competitive price pressure in both the domestic and international markets for breast implants.  Net sales of body contouring products increased 22% to $18.6 million from $15.3 million in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and sales of our capital equipment, associated disposable products, and higher average selling prices were the leading contributors to our body contouring sales growth.  Other aesthetic products net sales increased 72.3% to $15.7 million from $9.1 million in the prior year, primarily as a result of increased revenue from physician participation in our "Extreme Mentor" direct to consumer television advertising program.  We expect to continue our direct to consumer advertising programs into fiscal 2006.

Net sales of surgical urology products increased 19.3% to $129.3 million from $108.4 million in the prior year.  The fastest growing product area was our women's health offering, in which net sales increased 45% to $22.5 million from $15.6 million in the prior year.  This increase was primarily attributable to our ObTape® trans-obturator sling, which was introduced in the United States in August 2003 for the treatment of stress urinary incontinence.  Net sales of our disposable urinary care products increased 17.4% to $64.6 million from $55.0 million in the prior year.  The majority of this increase was attributable to increased sales at our international branches, which also received the benefit of favorable exchange rate movements.  Penile implant sales increased 13.6% to $26.4 million, from $23.2 million in the prior year, due to increased market acceptance of our Titan® penile device, which carries a higher average selling price than its predecessor product, the Alpha I, both domestically and in Europe, and a reduction in the trend of patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales.  Brachytherapy product net sales increased by 8.3% to $15.8 million, from $14.6 million in the prior year, primarily as a result of higher unit sales due to the absence of supply interruptions, which occurred in the prior year.  The favorable impact of foreign exchange rate variations for the surgical urology product segment, which primarily benefits our disposable urinary care products, was $5.0 million for the year.

Net sales of clinical and consumer healthcare products increased 7.4% to $102.4 million from $95.4 million in the prior year.  Net sales growth was generally aided by the effect of the stronger Euro as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar; this positive effect was approximately $3.8 million for the segment.  The remainder of the growth is attributable to an overall increase in unit sales in all product groupings, partially offset by decreases in average selling prices.  Net sales of intermittent catheters increased 14.9%, or $4.6 million to $35.5 million.  Net sales of male external catheters increased 8.3%, or $1.3 million, to $19.4 million.  Net sales of other disposable healthcare and ostomy products increased 2.4% to $47.5 million from $46.4 million in the prior year, primarily due to the favorable impact of foreign exchange rate movements.

Cost of Sales

Cost of sales for fiscal 2005 was 35.9% of net sales, compared to 38.1% in fiscal 2004.  Cost of sales for the aesthetic and general surgery products decreased to 24.3% from 27.7% of net sales, primarily due to favorable pricing on raw materials and overall improved manufacturing efficiencies at our Texas and Netherlands facilities.  Cost of sales for surgical urology products decreased to 45.9% from 48.6% of net sales, primarily due to increased sales of women's health products, which have a higher margin than other surgical urology products.  Cost of sales for clinical and consumer healthcare products increased to 51.9% from 49.9% of net sales in the prior year, primarily due to manufacturing inefficiencies at certain of our foreign manufacturing facilities and lower average selling prices to our international distributors.

Selling, General and Administrative

Selling, general and administrative expenses increased $24 million to 36.5% of net sales in fiscal 2005 compared to 36.1% of net sales in fiscal 2004.  We had generally higher levels of expenses at our foreign sales and manufacturing subsidiaries of approximately $5.8, of which approximately $4.0 million reflects the effect of foreign currency rate movements, primarily the stronger Euro.  Also contributing to the increase was approximately $3.3 million in incentive compensation expenses associated with achieving specific operating targets, our recently launched direct to consumer television advertising program of approximately $3.0 million, and higher legal related expenses of approximately $3.2 million due to increased litigation expenses and other legal and corporate matters.  In addition, to a lesser extent, increased costs associated with compliance with the Sarbanes-Oxley Act and increased support of sales and marketing contributed to the year over year increase.  The increase in general and administrative expense was partially offset by lower product warranty and product liability expenses of approximately $1.3 million.

Research and Development

Research and development spending primarily supports our key strategic product development programs.

Research and development expenses in fiscal 2005 increased $2.8 million to $32.8 million from $30.0 million in fiscal 2004, but decreased as a percentage of net sales to 6.8% from 7.1% in fiscal 2004.  The majority of the increase was attributable to the aesthetic and general surgery segment and was primarily due to increased support for our silicone gel-filled breast implant regulatory submissions in the United States and Canada, increased patient volume in our adjunct study, new clinical studies and laboratory testing for our hyaluronic acid-based dermal filler product, Puragen™, and our botulinum toxin project.  During the first quarter of fiscal 2005, we recorded a $0.8 million charge related to the termination of a brachytherapy development project and related automated manufacturing equipment.  We  continue to be committed to a variety of clinical studies and laboratory tests in connection with our gel-filled and saline-filled mammary implants and other products.

Severance Charges

On February 16, 2005, Christopher J. Conway and Adel Michael each resigned as a director and executive officer of the Company.  In connection with resignation and severance agreements entered into with them, we incurred $8.5 million in expenses in February 2005, as set forth in the table below:

	Cash	Accelerated	Total
	Expense	Options	Severance
Christopher J. Conway	$2,288,000	$2,146,000	$4,434,000
Adel Michael	1,825,000	2,260,000	4,085,000
	$4,113,000	$4,406,000	$8,519,000

As one of the co-founders of our Company, and following 36 years of service, Mr. Conway received certain severance compensation in the form of cash payments totaling $2.3 million and non-cash benefits in the amount of $2.1 million related to the accelerated vesting of his unvested and unexpired stock options.  In addition, Mr. Adel Michael, our former Vice Chairman, received severance compensation in the form of cash benefits in the amount of $1.8 million and non-cash benefits in the amount of $2.3 million related to the accelerated vesting of his unvested and unexpired employee stock options.

Restructuring and Long-Lived Asset Impairment Charges

During the fourth quarter of fiscal year 2005, we incurred $8.2 million in expenses related certain long-lived assets that were determined to be impaired, and restructuring of certain of our operations to achieve improved efficiencies.  The impairment charges totaled $3.2 million.  Of this amount, $2.9 million related to intangible assets within the surgical urology segment, and $0.3 million within the aesthetics and general surgery segment.  The restructuring charges totaled $5.0 million and resulted in a net reduction of approximately 5% of our workforce and the closure of a manufacturing facility in the United Kingdom.  Of this amount, $1.1 million related to the aesthetics and general surgery segment, $1.9 million related to the surgical urology segment, and $2.0 million related to the clinical and consumer healthcare segment.

Interest and Other Income and Expense

Interest expense increased to $5.4 million in fiscal 2005, compared to $1.8 million in fiscal 2004.  Approximately $4.9 million of the expense relates to the 2 ¾% coupon and issuance cost amortization for our $150 million convertible subordinated notes issued in December 2003.  The increase in interest expense is attributable to a full year of interest and amortization of issuance costs on these notes as interest expense for fiscal 2004, included only four months of accrued interest payable and amortization of bond issue costs.  The remaining interest expense is interest on balances outstanding under our foreign lines of credit, which benefited from lower rates of interest and lower levels of borrowings.

Interest income increased to $2.0 million in fiscal 2005, from $1.7 million in fiscal 2004.  The increase is due to higher prevailing interest rates on short term investments, and slightly longer maturities, partially offset by lower levels of cash balances available for investment.

Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income decreased to $1.0 million from $1.2 million in the prior year.  This decrease was the result of the less favorable impact of the Euro's relative strength compared to the U.S. Dollar, and a decrease in realized and unrealized gains and losses in our portfolio of marketable securities.  These decreases were partially offset by a one-time gains of approximately $0.5 million relating to insurance proceeds received to cover lost sales margin on finished goods inventory that was damaged, and a gain of approximately $0.5 million relating to the sale of a building in the United Kingdom in the fourth quarter of fiscal 2005.

Income Taxes

Our effective rate of corporate income taxes was 32.4% in fiscal year 2005, an increase of 0.8% of pretax income from the 31.6% rate in fiscal year 2004.  This increase is a result of higher state taxes and reduced research and development credits, partially offset by greater tax benefits associated with our foreign operations.

Net Income and Earnings Per Share

Net income in fiscal 2005 increased slightly to $54.9 million from $54.8 million in fiscal 2004.  Earnings per share increased 9.2% to $1.31 per share in fiscal 2005 from $1.20 per share in fiscal 2004.  Diluted earnings per share increased 3.5% to $1.17 for the fiscal year compared to a restated $1.13 for fiscal 2004.  (As required by EITF 04-8, we have retroactively restated diluted earnings per share figures for fiscal 2004 for the impact of our convertible subordinated notes issued in December 2003.)  The effect of share repurchases was partially offset by the dilutive effect to earnings per share following the adoption of EITF 04-8 which required the inclusion, for calculation purposes, of additional shares that are contingently issuable.  As a result of our stock repurchase program, we have fewer shares outstanding, resulting in a positive impact on the year-over-year comparison of diluted earnings per share.

Net income in fiscal 2005 remained relatively unchanged, although diluted earnings per share was positively impacted by fewer shares outstanding due to our stock repurchase program.  Increased net sales and lower cost of goods sold in fiscal 2005 were offset by higher operating expenses, including severance, restructuring and long-lived asset impairment charges, as well as higher interest expense resulting in net income being essentially unchanged from 2004.  We expect diluted earnings per share for fiscal 2006 to be in the range of $1.60 to $1.65.

Inflation

We do not believe that inflation has had a material effect on our financial condition and results of operation for the reporting periods presented in this report.  We cannot be certain that inflation will not have a material adverse effect on our business in the future.

YEARS ENDED MARCH 31, 2004 AND 2003

Net sales

Net sales for fiscal 2004 increased $40 million to $422 million from $382 million in fiscal 2003, an increase of 10.4%.  The increase in net sales for fiscal 2004 resulted from increased sales in both the domestic and international markets.  Foreign exchange rate movements, primarily the stronger Euro, had a favorable year-to-year impact on international net sales of $21 million, or approximately five percentage points of the year-over-year growth.

	Net Sales by Principal Product Line
(in thousands)	2004	2003	Percent Change
Aesthetic & General Surgery Products	$218,437	$191,405	14.1%
Surgical Urology Products	108,370	106,675	1.6%
Clinical & Consumer Healthcare Products	95,361	84,304	13.1%
	$422,168	$382,384	10.4%

During fiscal 2004 ,net sales of aesthetic and general surgery products increased 14% to $218.4 million from $191.4 million in the prior year.  Net sales of breast implant products increased 13% to $194.1 million from $172.0 million in the prior year.  Approximately $17.0 million of the increase in breast implant products is attributable to organic growth in unit sales of our breast implants and associated products and approximately $5.1 million was the result of favorable foreign exchange rate movements.  Net sales of body contouring products increased 21% to $15.3 million from $12.6 million in the prior year.  The increase in body contouring product sales was primarily attributable to increased liposuction procedural volumes, as awareness and acceptance of this procedure increased.  In addition, other product net sales increased $2.2 million, which was primarily attributable to our acquisition of Inform Solutions, now doing business as Mentor Solutions, and ancillary product sales.

Net sales of surgical urology products in fiscal 2004 increased 1.6% to $108.4 million from $106.7 million in the prior year.  Increases in net sales of women's health products and disposable urinary care products, along with a favorable impact of foreign exchange rate movements of $9.4 million were partially offset by a $1.5 million decrease in penile implant net sales and a $9.9 million decrease in brachytherapy product sales from the prior year.  Net sales of women's health products increased 56% to $15.5 million from $10.0 million in the prior year primarily due to the introduction of the ObTape sling to the U.S. market in August 2003 and the favorable impact of foreign exchange rate movements.  Net sales of disposable urinary care and other products increased 13.6% to $55 million from $47.5 million in the prior year.  The increase was primarily a result of the favorable impact of foreign exchange rate movements.  Net sales of penile implant products for the year decreased 6% to $23.2 million from $24.7 million in the prior year.  In the fourth quarter of fiscal 2004, we restructured our domestic urology sales force and provided cross-training across the full range of our urology product line, which we believe attributed to a short-term negative impact on our penile implant product sales.  In addition, we believe net sales were also negatively impacted by the recent introduction of new drug therapies for erectile dysfunction in the United States.  Brachytherapy net sales decreased $9.9 million to $14.6 million from $24.5 million, a decrease of 40% from the prior year.  This decrease is a result of several factors.  On January 31, 2003, our exclusive distribution and supply agreement with NASI, which was our sole source of iodine and palladium seeds, expired resulting in an interruption of our supply of seeds.  On February 1, 2003, we completed our acquisition of Mills Biopharmaceuticals, Inc. and began supplying our customers with iodine seeds manufactured by Mills.  In addition, we reached a nonexclusive one-year agreement with Best Medical, Inc. (Best) to distribute Best™ Palladium-103 brachytherapy seeds.  However, due to Best's difficulties in increasing manufacturing capacity in a short time frame, and our inability to secure sufficient new vendor supply of palladium brachytherapy seeds, we were unable to fill all customer orders.  In addition, alternative procedures, changes in Medicare reimbursement, and additional competitive pressures have decreased procedural volumes and decreased average selling prices of our brachytherapy products.  These market factors and supply interruptions resulted in lost sales of approximately $3 million per quarter for the first three quarters of fiscal 2004 and lost sales of approximately $1 million in the fourth quarter.

Net sales of clinical and consumer healthcare products in fiscal 2004 increased 13% to $95.4 million from $84.3 million in the prior year.  Net sales growth was generally aided by the effect of the stronger Euro as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar; this effect was approximately $6.4 million for the segment.  The remainder of the growth was attributable to recent direct-to-consumer advertising, and the introduction of the Self-Cath Plus™ lubricious catheter in fiscal 2002, which positively impacted unit sales.  Net sales of intermittent catheters increased 9%, or $2.5 million to $31.0 million, and were partially offset by a decrease of 8%, or $1.5 million in net sales of male external catheters as compared in the prior year.  The decrease in male external catheter sales was primarily attributable to the timing of distributor purchases.  Net sales of other disposable healthcare and ostomy products increased 28% to $46.3 million from $36.2 million in the prior year primarily due to favorable foreign exchange rate movements and unit sales growth.

Cost of Sales

Cost of sales for fiscal 2004 was 38.1% of net sales, compared to 40.0% in fiscal 2003.  Cost of sales for the aesthetic and general surgery products decreased to 27.7% from 28.1% of net sales, primarily due to efficiencies of scale and improved manufacturing efficiencies at our Texas facility, partially offset by manufacturing inefficiencies at our manufacturing facility in The Netherlands.  Cost of sales for surgical urology products decreased to 48.6% from 51.2% of net sales, primarily due to the decrease in brachytherapy sales which have a lower margin than other surgical urology products and the vertical integration of our subsidiary, Mills Biopharmaceuticals, as the manufacturer of our own iodine brachytherapy seeds.  Cost of sales for clinical and consumer healthcare products decreased to 49.9% from 52.7% of net sales in the prior year, primarily due to product mix shift towards higher margin products and manufacturing efficiencies in our Minnesota facility.

Selling, General and Administrative

Selling, general and administrative expenses increased $23 million to 36.1% of net sales in fiscal 2004 compared to 33.9% of net sales in fiscal 2003.  Approximately $8 million of the increase reflects the effect of foreign currency rate movements, primarily the stronger Euro.  We had generally higher levels of expenses at our foreign sales and manufacturing subsidiaries of approximately $4.4 million and new general and administrative expenses at recently acquired subsidiaries of approximately $2.2 million.  During fiscal 2004 we implemented a global enterprise resource planning ("ERP") system.  As a result, certain non-capitalizable expenses, training costs, depreciation and start-up inefficiencies contributed to higher levels of expenses.  These costs were approximately $3 million.  Selling and marketing expenses included approximately $1 million of additional expenses related to the reorganization of the urology sales forces for cross training and costs related to a reduction in the number of employees.  The balance of the increase is generally related to higher levels of selling and marketing efforts.

Research and Development

Research and development expenses in fiscal 2004 increased $7.0 million to $30.0 million and to 7.1% of net sales from 6.0% in fiscal 2003.  Approximately $5.8 million of the increase was attributable to the aesthetic and general surgery segment and was primarily due to increased activity in our breast implant studies to support our silicone gel-filled breast implant PMA, increased patient volume in our adjunct study, and our recent acquisition of A-Life Ltd., which was in the process of developing a hyaluronic acid based soft tissue filler for aesthetic facial applications.  The remaining increase of $1.2 million was attributable to our ongoing development activities in our surgical urology segment and the development of automated manufacturing technologies, and development expenses related to brachytherapy seeds.  Our gel implant PMA was filed with the FDA in December 2003 and we amended our application to meet new Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants released by the FDA during fiscal 2004.

Interest and Other Income and Expense

Interest expense increased to $1.8 million in fiscal 2004, compared to $1.0 million in fiscal 2003.  Interest expense included interest on our foreign lines of credit and imputed interest on long-term liabilities recorded at net present value related to certain acquisitions of assets during fiscal 2001 and 2002.  In December 2003, we issued 2¾% convertible subordinated notes totaling $150 million.  Interest expense for fiscal 2004 includes four months of accrued interest payable and amortization of bond issue costs.  The increase in interest expense is attributable to the interest on these notes, partially offset by lower rates of interest, lower levels of borrowings on our operating lines and decreased levels of imputed interest on acquisition liabilities.

Interest income decreased to $1.7 million in fiscal 2004, from $2.5 million in fiscal 2003.  The decrease was due to lower prevailing interest rates on short-term investments, partially offset by higher levels of cash balances available for investment.

Other income in fiscal 2004 primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income, net increased to $1.2 million from $0.6 million in the prior year.  This increase was the result of the favorable impact of the Euro's relative strength compared to the U.S. dollar, partially offset by a decrease in realized and unrealized gains and losses in our portfolio of marketable securities.  During fiscal 2003 we recorded a one-time pre-tax impairment charge of $1,857,000 related to our investment in Paradigm Medical.  Also in fiscal 2003, we sold our remaining investment in NASI and we recorded a pre-tax gain of $403,000.

Income Taxes

Our effective rate of corporate income taxes was 31.6% in fiscal year 2004, an increase of 2.2% of pretax income from the 29.4% rate in fiscal year 2003.  The increase in the effective tax rate represented a return to our historic effective tax rate, as the prior year's rates reflected refunds received in the third quarter of fiscal year 2003 related to the amendment of tax returns for our foreign sales corporation.

Net Income and Earnings Per Share

Net income in fiscal 2004 decreased 2% to $54.8 million from $55.8 million in fiscal 2003.  Earnings per share was $1.20 per share in both fiscal 2004 and 2003.  Diluted earnings per share was $1.13 per diluted share, as restated to reflect the additional shares that would be issued upon conversion of our 2¾ % convertible notes, in accordance with the adoption of EITF Issue No. 04-8 in December 2004, in  fiscal 2004 and $1.15 in fiscal 2003.  The effect of lower net income in fiscal 2004 was offset by the positive impact of fewer shares outstanding due to our stock repurchase program.  Increased net sales and lower cost of goods sold in fiscal 2004 were offset by higher operating expenses, which resulted in a decrease in operating income.  Fiscal 2004 net income was partially impacted by a slightly higher effective tax rate compared to fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash, cash equivalents and short-term marketable securities of $113 million and $127 million at March 31, 2005 and 2004, respectively.  Other than the proceeds of the December 2003 offering of convertible subordinated notes, cash provided by operating activities has been our primary recurring source of funds.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year from the date of purchase.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, auction rate securities, and investment grade corporate obligations, including commercial paper.

Cash flow changes

Cash provided by operating activities of $94 million in fiscal 2005 and $74 million in fiscal 2004 was greater than net income in both 2005 and 2004 due to the net impact of non-cash adjustments to income.  Non-cash adjustments include depreciation and amortization, compensation expense related to the acceleration of stock options, tax benefits from stock options, impairment of long-lived assets, imputed interest on long-term liabilities, as well as adjustments for gains and losses from the sale of investments.  For fiscal year ended March 31, 2005, there was a positive working capital change resulting from cash provided by an increase in accounts payable and accrued liabilities offset by cash used for accounts receivable and inventory increases.  However, the days sales outstanding metric improved decreasing from 82 days at March 31, 2004, to 77 days at March 31, 2005.

Cash used in investing activities is primarily attributable to net purchases of marketable debt securities, capital expenditures and cash consideration used in acquisitions.  Total cash used in investing activities was $38 million in fiscal 2005 and $45 million in fiscal 2004.  We reinvested our cash in marketable debt securities in net amounts of $28 million and $7 million in fiscal 2005 and 2004, respectively.

Our capital expenditures totaled $9.7 million in fiscal 2005 as a result of upgrades to our production facilities and equipment, and the completion of our botulinum toxin production facility.  We anticipate doubling our capital expenditures to approximately $20 million in fiscal 2006, as we will continue to invest in facility improvements and production equipment.  During fiscal 2004, we invested approximately $18 million to upgrade production equipment and facilities, complete our iodine brachytherapy seed production capabilities, automate production technologies, and upgrade and replace our information technology systems with a new Enterprise Resource Planning System ("ERP") by JD Edwards.  In addition, in fiscal 2004, we invested $6 million procuring intangible rights to products and technologies.

There were no acquisitions in fiscal 2005.  In fiscal 2004, $14 million in cash was used for acquisitions.

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

On October 25, 2003, we acquired Inform Solutions, Inc., for total consideration of $3 million in cash.  The agreement committed us to make additional payments totaling up to $1.7 million based upon achievement of future sales and earnings thresholds over three years following the acquisition.  Approximately $0.2 million was paid during fiscal 2005 and approximately $1.5 million remains.

Cash provided by (used in) financing activities is primarily related to our stock repurchases, dividends paid, employee stock option exercises, and debt financing activities.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During the quarter ended December 31, 2004, 2.3 million shares were repurchased for $79.8 million.  The December repurchase included the repurchase of 2.25 million shares from two investment partnerships managed by VA Partners, LLC, which was at the time, our largest shareholder.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of our Board of Directors.  The repurchase of such shares was at or below closing market price quotations on the NYSE, and the transactions were pre-approved by our Audit Committee.  At March 31, 2005, 1.3 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Additionally, after the repurchase of the 1.3 million shares currently authorized for repurchase, our new Credit Agreement limits the amount that can be used to repurchase shares to net income from the previous four quarters less dividends.

In September 2004, the Board of Directors authorized an increase in the quarterly dividend rate from $.15 per share to $.17 per share.  Previously, in July 2003, the Board of Directors declared an increase in the quarterly dividend rate from $.02 per share to $.15 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  At the current annual dividend rate of $.68 per share, the aggregate annual dividend would be approximately $29 million.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $11.5 million and $10.1 million of cash in fiscal 2005 and 2004, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes.  As of June 14, 2005, there were no borrowings outstanding under the Credit Agreement.

Interest on borrowings (other than swing line loans) under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or LIBOR plus an additional percentage that varies between 1% and 1.65%, depending on our senior leverage ratio at the time of the borrowing.  Swing line loans bear interest at the prime rate plus additional basis points, depending on our senior leverage ratio at the time of the loan.  In addition, we paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by two of our domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of two of our other domestic subsidiaries and by 65% of the outstanding capital stock of our French subsidiary.  In addition, if the ratio of total funded debt to adjusted earnings before interest, taxes, depreciation and amortization (or "adjusted EBITDA"), exceeds 2.50 to 1.00, then we are obligated to grant to the lenders a first priority perfected security interest in essentially all of our domestic assets.

The Credit Agreement imposes certain financial and operational restrictions, including financial covenants that require us to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, a minimum quarterly adjusted EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00.  The covenants also restrict our ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in our representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.43.

Other Financing

In addition, in fiscal 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, are guaranteed by us, and total $7.4 million, of which $2.2 million was outstanding, and $5.2 million was available at March 31, 2005.

In fiscal 2002, a line of credit of $6.7 million was established to finance the construction of a new facility in Leiden, the Netherlands.  Upon completion, the line of credit was converted to a revolving facility.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  At March 31, 2005, $1.0 million was outstanding and $5.7 million was available under this line.

At March 31, 2005, our total short-term borrowings under all lines of credit were $3.2 million and the weighted-average interest rate was 5.42%.  The total amount of additional borrowings available to us under all lines of credit was $10.9 million and $28.1 million at March 31, 2005 and 2004, respectively.  The decrease in the amounts available from the prior year is primarily due to the expiration of our previous $25 million credit agreement in September 2004.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and other commitments at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
(in thousands)		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Convertible notes	$150,000	$ -	$ 150,000	$ -	$-
Operating lease obligations	45,520	6,096	16,603	10,141	12,680
Purchase obligations	23,382	23,382	-	-	-
Interest on debt	15,483	4,125	11,358	-	-
Lines of credit	3,182	3,182	-	-	-
Credit agreement (commitment fees)	1,400	400	800	200
Acquisition and other milestones	2,512	1,812	700	-	-
Other long-term liabilities	9,524	843	2,364	1,507	4,810
Total	$251,003	$ 39,840	$181,825	$11,848	$17,490

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

We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or borrow for other reasons.  There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

Interest Rate Risk

We maintain a portfolio of highly liquid cash equivalents, with maturities of three months or less from the date of purchase.  We also have current marketable securities, consisting primarily of money market mutual funds, U.S., state and municipal bonds, and commercial paper that are of limited credit risk and have contractual maturities of less than two years and investments in Federal Home Loan Bank and Federal Mortgage Association bonds with maturities of two to five years.  Given the relative short-term nature of these investments, we do not expect to experience any material impact upon our results of operation as a result of changes to interest rates related to these investments.

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

We carried out an evaluation under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

Further, management determined that, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.  However, all internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of March 31, 2005.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Mentor Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mentor Corporation (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Mentor Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material aspects, based on the COSO criteria.  Also, in our opinion, Mentor Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Corporation as of March 31, 2005 and 2004 and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2005 of Mentor Corporation and our report dated May 13, 2005 expressed an unqualified opinion thereon.

                                                                                    /s/ Ernst & Young LLP

Los Angeles, California
May 13, 2005

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to our Executive Officers is set forth in Item 1, Business.  Other required information is hereby incorporated by reference to information under the heading "Election of Directors" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is herein incorporated by reference to information under the heading "Executive Compensation and Other Information" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is herein incorporated by reference to information under the heading "Ownership of Securities" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is herein incorporated by reference to information under the heading "Certain Transactions" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is herein incorporated by reference to information under the heading "Ratification of Independent Auditors" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2005 and 2004
Consolidated Statements of Income for the Years Ended March 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Mentor Corporation

We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Corporation's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 13, 2005 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Los Angeles, California
May 13, 2005

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$76,666	$118,225
Marketable securities	36,228	8,519
Accounts receivable, net of allowance for doubtful accounts of $7,081 in 2005 and $6,801 in 2004	110,749	106,016
Inventories	74,679	67,912
Deferred income taxes	23,976	22,488
Prepaid expenses and other	16,574	13,205
Total current assets	338,872	336,365

Property and equipment, net	72,287	77,529
Intangible assets, net	32,155	51,014
Goodwill, net	24,080	23,711
Other assets	10,207	10,160
	$477,601	$498,779

Liabilities and shareholders' equity
Current liabilities:
Account payable and accrued liabilities	$128,833	$113,324
Income taxes payable	2,917	285
Dividends payable	6,927	6,309
Short-term bank borrowings	3,182	10,012
Total current liabilities	141,859	129,930

Deferred income taxes	-	2,549
Long-term accrued liabilities	10,587	17,996
Convertible subordinated notes	150,000	150,000
Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
40,745,626 shares in 2005;
42,059,136 shares in 2004;	4,075	4,206
Capital in excess of par value	8,419	-
Accumulated other comprehensive income	25,162	19,122
Retained earnings	137,499	174,976
	175,155	198,304
	$477,601	$498,779
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
Net sales	$483,397	$422,168	$382,384

Cost of sales	173,691	160,783	152,877
Gross Profit	309,706	261,385	229,507

Selling, general, and administrative	176,473	152,275	129,552
Research and development	32,839	30,041	22,978
Severance charges	8,519	-	-
Restructuring & long-lived asset impairment charges	8,236	-	-
	226,067	182,316	152,530

Operating income	83,639	79,069	76,977

Interest expense	(5,388)	(1,844)	(1,022)
Interest income	2,008	1,663	2,456
Other income	968	1,252	628

Income before income taxes	81,227	80,140	79,039

Income taxes	26,346	25,361	23,219

Net income	$54,881	$54,779	$55,820

Earnings per share
Basic earnings per share	$1.31	$1.20	$1.20
Diluted earnings per share *	$1.17	$1.13	$1.15
Dividends per share	$0.66	$0.47	$0.07

Weighted average shares outstanding
Basic	41,921	45,543	46,428
Diluted *	49,667	49,272	48,388

See notes to consolidated financial statements.

* 2004 diluted earnings per share and weighted average shares outstanding have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with the adoption of  EITF 04-8 in the quarter ended December 2004.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumulated Other Compre hensive Income(Loss)	Retained Earnings	Total
Balance March 31, 2002	23,473	$2,347	$-	$(6,487)	$228,318	$224,178
Comprehensive income:
Net income	-	-	-	-	55,820	55,820
Foreign currency translation adjustment	-	-	-	13,437	-	13,437
Unrealized (loss) on investments	-	-	-	(551)	-	(551)
Comprehensive income						68,706
Exercise of stock options	374	37	6,621	-	-	6,658
Stock split	23,171	2,318	(2,318)
Income tax benefit arising from the exercise of stock options	-	-	2,699	-	-	2,699
Repurchase of common stock	(781)	(78)	(7,002)	-	(15,194)	(22,274)
Dividends declared ($.07 per share)	-	-	-	-	(3,257)	(3,257)
Balance March 31, 2003	46,237	$4,624	$-	$6,399	$265,687	$276,710
Comprehensive income:
Net income	-	-	-	-	54,779	54,779
Foreign currency translation adjustment	-	-	-	12,616	-	12,616
Unrealized gain on investments	-	-	-	107	-	107
Comprehensive income						67,502
Exercise of stock options	1,094	109	9,980	-	-	10,089
Income tax benefit arising from the exercise of stock options	-	-	5,406	-	-	5,406
Issuance of common stock for the acquisition of intangible assets	133	13	2,987	-	-	3,000
Convertible note hedge and warrants	-	-	(7,741)	-	-	(7,741)
Repurchase of common stock	(5,405)	(540)	(10,632)	-	(124,662)	(135,834)
Dividends declared ($.47 per share)	-	-	-	-	(20,828)	(20,828)
Balance March 31, 2004	42,059	$4,206	$-	$19,122	$174,976	$198,304

(continued on next page)

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumulated Other Compre hensive Income (loss)	Retained Earnings	Total
Balance March 31, 2004	42,059	$4,206	$-	$19,122	$174,976	$198,304
Comprehensive income:	-	-	-	-	-	-
Net income	-	-	-	-	54,881	54,881
Foreign currency translation adjustment	-	-	-	6,215	-	6,215
Unrealized loss on investments	-	-	-	(175)	-	(175)
Comprehensive income	-	-	-	-	-	60,921
Exercise of stock options	1,028	103	11,435	-	-	11,538
Acceleration of options	-	-	4,405	-	-	4,405
Income tax benefit arising from the exercise of stock options	-	-	7,184	-	-	7,184
Repurchase of common stock	(2,341)	(234)	(14,605)	-	(64,934)	(79,773)
Dividends declared ($.66 per share)	-	-	-	-	(27,424)	(27,424)
Balance March 31, 2005	40,746	$ 4,075	$ 8,419	$ 25,162	$ 137,499	$ 175,155

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(in thousands)	2005	2004	2003
Operating Activities:
Income from operations	$54,881	$54,779	$55,820
Adjustments to derive cash flows operating activities:
Depreciation	15,205	11,808	11,397
Amortization	4,844	3,589	3,336
Deferred income taxes	(4,084)	(7,102)	(4,183)
Non-cash compensation	4,405	-	-
Tax benefit from exercise of stock options	7,184	5,406	2,699
Non-cash impairment of long-lived assets	4,192	-	-
Loss (gain) on sale of assets	281	3,271	(433)
Imputed interest on long-term liabilities	14	2,717	576
Loss on long-term marketable securities and investment write-downs, net	20	136	1,454
Changes in operating assets and liabilities:
Accounts receivable	(1,960)	(22,634)	(9,577)
Inventories and other current assets	(5,619)	(3,681)	(4,276)
Accounts payable and accrued liabilities	13,901	25,944	22,946
Income taxes payable	286	(179)	(3,467)
Foreign currency transaction gain (loss)	-	-	(509)
Net cash provided by operating activities	93,551	74,054	75,783
Investing Activities:
Purchases of property and equipment	(9,661)	(17,875)	(16,441)
Purchases of intangibles	(507)	(6,053)	(302)
Purchases of marketable securities	(150,720)	(34,540)	(23,789)
Sales of marketable securities	122,855	27,813	44,750
Acquisitions, net of cash acquired	-	(14,295)	(14,666)
Other, net	251	(278)	500
Net cash used for investing activities	(37,782)	(45,228)	(9,948)
Financing Activities:
Issuance of convertible notes, net of issuance costs	-	126,305	-
Sale of warrants	-	11,891	-
Repurchase of common stock	(79,773)	(135,755)	(22,274)
Proceeds from exercise of stock options	11,539	10,089	6,658
Dividends paid	(26,806)	(20,829)	(3,037)
Borrowings under line of credit agreements	-	3,450	29
Repayments under line of credit agreements	(6,811)	(2,681)	(3,488)
Reduction in long-term debt	3,600	(101)	(14)
Deferred tax on investment	-	(9,503)	-
Net cash used for financing activities	(98,251)	(17,134)	(22,126)
Effect of currency exchange rates on cash and cash equivalents	923	693	1,734
Increase (decrease) in cash and cash equivalents	(41,559)	12,385	45,442
Cash and cash equivalents at beginning of year	118,225	105,840	60,398
Cash and cash equivalents at end of year	$76,666	$118,225	$105,840
Supplemental cash flow information
Cash paid during the year for:
Income taxes	$21,349	$25,203	$30,506
Interest	$4,542	$580	$447
Supplemental non-cash investing and financing activities
Issuance of common stock in acquisition of intangible assets	$-	$3,000	$-

See notes to consolidated financial statements.
53

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note A - Summary of Significant Accounting Policies

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

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses and declines in value considered to be other than temporary are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of March 31, 2005 and 2004.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, auction rate securities, and investment grade corporate obligations, including commercial paper.  Auction rate securities carry interest or dividend rates that reset every 28 days, but have contractual maturities of greater than one year.

The Company had an investment in Paradigm Medical Industries Inc., (Paradigm).  During fiscal 2003, Paradigm reported financial and operational difficulties and its quoted market prices decreased substantially during the year ended March 31, 2003 and we determined the decrease in market prices was more than temporary and recorded a pre-tax impairment charge of $1,857,000 pre-tax in other income.  As of March 31, 2005, the Company has no remaining investment in Paradigm.

Available-for-sale investments at March 31, 2005 were as follows:

(in thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash balances	$68,598			$68,598
Money market mutual funds	8,068			8,068
Marketable equity securities	161		(18)	143
U.S., State and Municipal agency obligations	36,149		(342)	35,807
Corporate debt securities	278			278
Total available-for-sale investments	$113,254	$ -	$(360)	$112,894

Included in cash and cash equivalents	$76,666	$-	$-	$76,666
Included in current marketable securities	36,588	-	(360)	36,228
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Available-for-sale investments at March 31, 2004 were as follows:

(in thousands)	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash balances	$19,139	$-	$-	$19,139
Money market mutual funds	99,086	-	-	99,086
Marketable equity securities	56	-	(8)	48
U.S., State and Municipal agency obligations	8,193	-	-	8,193
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$126,752	$-	$(8)	$126,744

Included in cash and cash equivalents	$118,225	$-	$-	$118,225
Included in current marketable securities	8,527	-	(8)	8,519
Total available-for-sale investments	$126,752	$-	$(8)	$126,744

Concentrations and Credit Risk

The Company obtains certain raw materials and components for a number of its products from single suppliers.  In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales.  During fiscal 2004, our supply of palladium brachytherapy seeds was reduced after the termination of our supply agreement with NASI in fiscal 2003.  No material interruptions in raw material supply occurred during fiscal 2005.

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

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, trademarks and other intangibles.  These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method.  Goodwill, the excess purchase cost over fair value of net identifiable assets acquired, was amortized using the straight-line method in fiscal year 2002.  Goodwill amortization was discontinued in fiscal 2003 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing.  The impairment tests involved the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  If the book value exceeds the fair value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

Income Taxes

Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.  The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment".  SFAS No. 123(R) will require the Company to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  The Company currently accounts for its employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, which generally results in no employee stock option expense.  The Company plans to adopt SFAS No. 123(R) as required on April 1, 2006.  Accordingly, the Company has provided pro forma disclosures of net income and earnings per share as determined under the provision of SFAS No. 123 in Note G - Stock Options.

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing.  Advertising expenses were $4.3 million, $1.2 million and $1.2 million in 2005, 2004 and 2003, respectively.  Capitalized advertising costs as of March 31, 2005, were $1.1 million and $0 as of March 31, 2004 and 2003, respectively.

Foreign Operations

Export sales to independent distributors, were $11.6 million, $9.9 million and $13.3 million in 2005, 2004 and 2003, respectively.  In addition, $183.6 million, $160.5 million, and $124.9 million of net sales in 2005, 2004 and 2003, respectively, were from the Company's direct international sales offices primarily in Canada and Western Europe.  Income before income taxes for foreign operations was $16.1 million, $9.6 million and $7.2 million for fiscal 2005, 2004 and 2003, respectively.

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

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)").  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123(R) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements.  Cost will be measured based on the fair value of the equity or liability instruments issued.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123(R).  SAB 107 expresses views of the Staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated net income and earnings per share.  The Company has not completed its analysis of the impact of the adoption of 123(R); however, the effect of the adoption is estimated to approximate that shown in Note G - Stock Options.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing.  This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of "so abnormal".  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  The impact upon adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2004, the Financial Accounting Standards Board (FASB) confirmed Emerging Issue Task Force (EITF) Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004. The EITF reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share calculations, regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ended December 31, 2004 and retroactively restated the weighted average shares outstanding for diluted earnings per share for the previously reported periods affected due to our December 2003 issuance of convertible subordinated notes.  The impact of the EITF changed the diluted earnings per share calculation by increasing net income used in the numerator by the after tax amount of interest expense related to the convertible notes (approximately $802,000 per quarter), and by increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares; the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $0.02 cents per share for the first and second quarters of fiscal 2005, and approximately $0.02 for the period the notes were outstanding in fiscal 2004.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe it will be significant to its results of operations or financial position.

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

Note B - Inventories

Inventories at March 31 consisted of:

(in thousands)	2005	2004
Raw materials	$14,155	$13,050
Work in process	12,055	11,572
Finished goods	48,469	43,290
	$74,679	$67,912

Note C - Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)	2005	2004
Land	$574	$561
Buildings	24,758	24,534
Leasehold improvements	25,371	23,776
Furniture, fixtures and equipment	109,325	103,242
Construction in progress	4,562	3,811
	164,590	155,924
Less accumulated depreciation and amortization	(92,303)	(78,395)
	$72,287	$77,529

Note D - Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

	Year Ended March 31,
(in thousands)	2005	2004	2003
Unrealized gains (losses) arising during period, net of taxes of $137, $8 and $225, respectively	$(386)	$14	$421
Reclassification adjustments for gains (losses) realized in net income, net of taxes of $115, $50 and $523, respectively	211	93	(972)
Change in net unrealized gains (losses) on securities	$(175)	$107	$(551)

Accumulated other comprehensive income which is included in the Company's shareholders' equity at March 31 consisted of:

(in thousands)	2005	2004
Net unrealized (losses) gains on securities	$(180)	$(5)
Foreign currency translation adjustments	25,342	19,127
Accumulated other comprehensive income	$25,162	$19,122

Note E - Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2005	2004
Trade accounts payable	$31,290	$37,126
Accrued compensation	28,680	18,212
Warranty and related reserves	25,728	23,396
Sales returns	13,612	11,797
Deferred revenue	10,111	6,915
Current portion of purchase price related to acquired technologies and acquisitions	1,812	1,864
Interest payable	1,083	1,187
Accrued royalties	785	567
Other	15,732	12,260
	$128,833	$113,324

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2005	2004
Accrued acquisition liabilities	$700	$11,535
Deferred compensation	8,192	6,461
Deferred revenue	1,695	-
	$10,587	$17,996

Note F - Short-Term Bank Borrowings

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 5.42% and 3.58% at March 31, 2005 and 2004, respectively.  A total of $10.9 million was available under the foreign lines of credit at March 31, 2005 and $28.1 million was available under the $25M Credit Agreement and the foreign lines of credit at March 31, 2004.  The Company's $25M Credit Agreement expired in September 2004 and a new credit agreement was entered into on May 26, 2005, subsequent to year-end.  See Note T - "Subsequent Event (Unaudited) - Credit Agreement" in the Notes to the Financial Statements.

Credit Agreement

As of March 31, 2003 and 2004, the Company had a secured line of credit ("$25M Credit Agreement") for borrowings up to $25 million, which accrued interest at the prevailing prime rate or at 1.75% over LIBOR, at the Company's discretion.  The $25M Credit Agreement included certain covenants that, among others, limited the dividends the Company could pay and required maintenance of certain levels of tangible net worth and debt service ratios.  Two letters of credit totaling $1.3 million were outstanding at March 31, 2004, which reduced the amount available under the $25M Credit Agreement.  Accordingly, although there were no borrowings outstanding under the $25M Credit Agreement at March 31, 2004, only $23.7 million was available for additional borrowings.  The $25M Credit Agreement expired in September 2004.

Foreign Lines of Credit

In addition, in February 2001, several lines of credit were established at a local level to facilitate operating cash flow needs at our foreign subsidiaries.  These lines are at market rates of interest, unsecured, guaranteed by us and totaled $7.4 million and $6.9 million at March 31, 2005 and 2004, respectively.  Total borrowed and outstanding under these lines were $2.2 million and $4.5 million at March 31, 2005 and 2004, respectively.  The amount available for additional borrowing was $5.2 million and $2.4 million at March 31, 2005 and 2004, respectively.

In fiscal year 2002, a line of credit of $6.7 million was established to finance the construction of a new facility in Leiden, the Netherlands.  Upon completion, the line of credit was converted to a revolving facility.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  Total borrowed and outstanding under this line was $1.0 million and $5.5 million at March 31, 2005 and 2004, respectively.  The amounts available for additional borrowing were $5.7 million and $2.0 million, at March 31, 2005 and 2004, respectively.

Note G - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value on the date of grant.  Activity in the stock option plans during fiscal 2005, 2004 and 2003 was as follows:

	At March 31 Options Outstanding
	Number of Shares	Weighted Average Price per Share
Balance March 31, 2002	6,028,468	$10.025

Granted	1,270,140	19.01
Exercised	(711,877)	9.35
Canceled or terminated	(150,206)	12.75
Balance March 31, 2003	6,436,525	$11.84

Granted	1,289,635	21.45
Exercised	(1,097,036)	9.36
Canceled or terminated	(110,971)	16.34
Balance March 31, 2004	6,518,153	$14.08

Granted	818,650	32.43
Exercised	(1,028,136)	11.22
Canceled or terminated	(143,936)	19.77
Balance March 31, 2005	6,164,731	$16.83

At March 31, 2004, the Company had one Plan under which stock options were available for future grants, the Amended 2000 Long-term Incentive Plan (2000 Plan), approved by the Company's shareholders on October 19, 2000, and amended by vote of the shareholders September 14, 2001.  At March 31, 2005, the 2000 Plan had options for 3,757,225 shares granted and outstanding, and 2,438,986 shares available for grant.  The 1991 Plan had options for 2,893,239 shares granted and outstanding at March 31, 2005.  No additional options can be granted under the 1991 Plan.

Information regarding stock options outstanding at March 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Under $13.31	3,018,239	4.66 years	$10.31	2,682,214	$9.94
$13.56-$21.00	2,128,642	7.42 years	$19.53	1,003,438	$19.00
$21.70-$35.13	1,017,850	9.11 years	$30.58	191,625	$27.88

At March 31, 2005, 2004 and 2003, stock options to purchase 3,877,277, 2,973,209, and 2,644,804 shares, respectively, were exercisable at weighted-average prices of $13.17, $10.61, and $9.24 respectively.

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

The weighted average fair values of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2005	2004	2003
Weighted average fair value of stock options granted	$8.91	$4.85	$11.01
Risk-free interest rate	3.96%	2.68%	4.500%
Expected life (in years)	4.74	4.65	7.000
Expected volatility	0.32	0.31	0.557
Expected dividend yield	2.115%	2.86%	0.500%

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the option's vesting period.  The pro forma effect on net income may not be representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a different number of stock options granted in succeeding years, at different fair values.  The Company's pro forma information is as follows:

	Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
Net income: as reported (1)	$54,881	$54,779	$55,820
Deduct: compensation expense fair value method	(5,864)	(7,099)	(6,408)
Net income: pro forma	$49,017	$47,680	$49,412

Basic earnings per share: as reported	$1.31	$1.20	$1.20
Basic earnings per share: pro forma	$1.17	$1.05	$1.06

Net income: as reported[1]	$54,881	$54,779	$55,820
Add back after tax interest expense on convertible notes	3,208	947	-
Net income: diluted earnings per share	58,089	55,726	55,820
Deduct: compensation expense fair value method	(5,864)	(7,099)	(6,408)
Net income: diluted earnings per share pro forma	$52,225	$48,627	$49,412

Diluted earnings per share: as reported	$1.17	$1.13	$1.15
Diluted earnings per share: pro forma	$1.10	$1.02	$1.04

[1] Net income for fiscal 2005 as reported includes a $4.4 million pre-tax charge  associated with  accelerated vesting of stock options.

[2] Diluted earnings per share and weighted average shares outstanding for fiscal 2004 have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with the adoption of Emerging Issue Task Force (EITF) Issue No. 04-8 in the quarter ended December 2004.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment". SFAS No. 123(R) will require the Company to account for its stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  The Company currently accounts for its employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, which generally results in no employee stock option expense.  The Company plans to adopt SFAS No. 123(R) on April 1, 2006, as required.

Note H - Income Taxes

Income tax expense consists of the following:

	Year Ended March 31,
(in thousands)	2005	2004	2003
Current:
Federal	$24,098	$25,589	$22,414
Foreign	2,709	2,593	2,478
State	3,763	2,683	2,125
	30,570	30,865	27,017
Deferred:
Federal	(3,297)	(4,504)	(3,256)
Foreign	(570)	(52)	(55)
State	(357)	(948)	(487)
	(4,224)	(5,504)	(3,798)
	$26,346	$25,361	$23,219

The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

	Year Ended March 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	2.0	1.1	1.3
Non-taxable interest and dividends	(0.1)	(0.0)	(0.1)
Research and development credit	(0.9)	(1.4)	(2.0)
Foreign Sales Corporation/ETI	(0.8)	(0.9)	(2.8)
Foreign operations	(3.1)	(2.3)	(2.1)
Non-deductible goodwill	-	0.1	-
Other	0.3	-	0.1
	32.4%	31.6%	29.4%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

(in thousands)	2005	2004
Deferred tax liabilities:
Tax over book depreciation	$(921)	$(74)
Unrealized gain (loss) on long-term marketable securities	(137)	3
Porges book over tax basis/net deferred liabilities	(1,867)	(2,576)
	(2,925)	(2,647)
Deferred tax assets:
Book liabilities not deductible for tax	22,623	16,880
Inventory	1,171	1,257
Profit in inventory of foreign subsidiaries	3,900	2,993
Convertible notes hedge	8,701	10,766
	36,395	31,896
Net deferred tax assets	$33,470	$29,249

We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. At March 31, 2005, these foreign earnings amounted to approximately $34.5 million.  If repatriated, additional taxes of approximately $12.4 million on these earnings would be due, based on the current tax rates in effect.  For the years ended March 31, 2005, 2004, and 2003 foreign income before taxes were $13.8 million, $6.2 million and $3.4 million, respectively.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (AJCA).  The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations.  Further, uncertainty remains as to how to interpret numerous provisions in the AJCA and additional technical clarification is expected to be issued.  As such, the Company is currently evaluating the effects of the repatriation provisions and our fiscal 2005 results of operations do not reflect any impact relating to such repatriation provisions.  For fiscal 2006 the Company is considering repatriation of up to $25.0 million in foreign profits, and the Company estimates the tax liability on the $25.0 million to be approximately $1.5 to $2.0 million.

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

Upon the adoption of SFAS No. 142, the Company reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001, and assigned all goodwill to reporting units for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests were performed at adoption and in the fourth quarter of fiscal years 2003 and 2004 and no impairment was noted on a result of these analyses.  In the fourth quarter of fiscal 2005, the Company performed impairment testing and determined that certain intangible assets primarily related to surgical urology had fair values less than their respective book values and were deemed impaired.  Accordingly, the Company recorded a net impairment charge for the impairment of long-lived assets of $3.2 million.

In the quarter ended December 31, 2004, the Company determined that certain purchase price payments to South Bay Medical LLC related to future sales of Isoloader™ workstations were no longer probable, and accordingly, reduced the liabilities captioned "current portion of purchase price related to acquired technologies and acquisitions" and "long-term accrued liabilities" by a total of approximately $10.4 million.  This determination was considered a potential impairment indicator and the Company also reduced the value of the patents and technologies related to the workstations based on future expected sales levels by $10.4 million.  The combined adjustments had no effect on net income.

Balances of acquired intangible assets were as follows:

	Year Ended March 31, 2005
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$ 22,004	$ (3,431)	$ 18,573	5-20
Licenses	12,563	(3,581)	8,982	3-17
Trademarks	1,492	(426)	1,066	10-20
Other intangibles	5,703	(2,169)	3,534	3-20
Subtotal intangibles	41,762	(9,607)	32,155
Goodwill	27,135	(3,055)	24,080
Total intangibles and goodwill	$ 68,897	$ (12,662)	$ 56,235

	Year Ended March 31, 2004
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$35,972	$(4,822)	$31,150	5-20
Licenses	15,424	(3,695)	11,729	3-17
Trademarks	1,668	(376)	1,292	10-20
Other intangibles	8,854	(2,011)	6,843	3-20
Subtotal intangibles	61,918	(10,904)	51,014
Goodwill	27,022	(3,311)	23,711	-
Total intangibles and goodwill	$88,940	$(14,215)	$74,725

The aggregate amortization expense on intangible assets recorded for the year ended March 31, 2005 was $4.8 million.  The following table summarizes the estimated aggregate amortization expense for each of the five succeeding years:

Year Ended	Estimated Amortization Expense (in thousands)
March 31, 2006	$4,336
March 31, 2007	$4,094
March 31, 2008	$3,834
March 31, 2009	$3,121
March 31, 2010	$2,574

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

The changes in the carrying amount of goodwill for the years ended March 31, 2005, 2004 and 2003 are as follows:

(in thousands)	Aesthetics	Surgical Urology	Clinical and Consumer Healthcare	Total
Balance at March 31, 2002	$ 4,596	$ 2,514	$ 2,045	$ 9,155
Goodwill acquired	739	1,809	4,817	7,365
Balance at March 31, 2003	5,335	4,323	6,862	16,520
Goodwill acquired	5,714	417	1,060	7,191
Balance at March 31, 2004	11,049	4,740	7,922	23,711
Goodwill acquired	119	249	278	646
Goodwill disposed	(277)	-	-	(277)
Balance at March 31, 2005	$10,891	$4,989	$8,200	$24,080

Note J - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2,000,000 in cash and issued restricted common stock valued at $4 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at March 31, 2005, in current accrued liabilities ($150,000) and in long-term accrued liabilities ($700,000) as the Company believes it is probable these payments will be paid.

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

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., Inc. to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2 million in cash and up to an additional $2 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets and the net present value of the remaining amounts is recorded at March 31, 2005, in accrued liabilities ($1,000,000) as the Company believes it is probable that certain of these milestones will be achieved and that this payment will be paid.

Portex Ltd.

On May 6, 2002, the Company purchased the assets of the urology and ostomy businesses of Portex Ltd., a subsidiary of Smiths Group plc.  The acquired businesses, now named Mentor Medical, Ltd., manufactures and markets incontinence and ostomy products reported in our clinical and consumer healthcare segment.  The products are sold mainly in the UK, Germany and the Netherlands.  The acquisition was valued at $11,232,000, of which $10,603,000 was paid in cash, plus an acquired liability of $629,000.  The acquisition was accounted for using SFAS No. 141, "Business Combinations," using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The total purchase price was allocated to inventory of $3,150,000, buildings of $739,000, production equipment of $1,185,000, leasehold improvements of $621,000, patents, trademarks and licenses of $731,000 and goodwill and other intangibles of $4,806,000.

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

A-Life Ltd.

On August 25, 2003, the Company completed the acquisition of A-Life Ltd, which has developed a hyaluronic acid based dermal filler product, from Vitrolife, AB.  The acquisition was valued at $7.5 million, net of cash acquired, and was paid from existing cash balances.  The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The purchase price was allocated to accounts receivable of $36,000, other assets of $349,000, production equipment of $393,000 and intangible assets of $6,821,000, net of accrued liabilities of $123,000.

Inform Solutions, Inc.

On October 25, 2003, the Company completed the acquisition of Inform Solutions Inc., now doing business as Mentor Practice Development Services, located in San Diego, California.  Mentor Practice Development Services is a leading provider of comprehensive integrated practice management software and revenue enhancement services to the plastic surgery industry.  The Company paid cash for the acquisition and committed to several milestone payments over the ensuing three years based upon sales and earnings.

Note K - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands, except per share data)	2005	2004	2003
Net income: as reported	$54,881	$54,779	$55,820
Add back after tax interest expense on convertible note	3,208	947	-
Net income for numerator of diluted earnings per share	$58,089	$55,726	$55,820

	Year Ended March 31,
(in thousands)	2005	2004	2003
Weighted average outstanding shares: basic	41,921	45,543	46,428
Shares issuable through exercise of stock options	2,621	2,214	1,960
Shares issuable through convertible notes	5,126	1,515	-
Weighted average outstanding shares: diluted	49,667	49,272	48,388
Basic earnings per share	$1.31	$1.20	$1.20
Diluted earnings per share[1]	$1.17	$1.13	$1.15

[1]  Diluted earnings per share and weighted average shares outstanding the year ended March 31, 2004 have been restated to reflect the additional shares that would be issued upon conversion of the Company's 2¾% convertible notes, in accordance with the adoption of Emerging Issue Task Force (EITF) Issue No. 04-8.

Employee stock options

Shares issuable under the Company's employee stock option plans that have exercise prices in excess of the average price per share during the period are included in the diluted earnings per share calculation using the treasury stock method.  Options to purchase 24,666, 10,175 and 1,089,478 shares with exercise prices greater than the average market prices of common stock were outstanding during the years ended March 31, 2005, 2004 and 2003, respectively.  These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Convertible subordinated notes and warrants

The terms of the Company's convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company's share price exceeds the 120% Conversion Price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter.  However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note L.  Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense avoided for the period upon conversion and the denominator of the calculation is increased by approximately 5.1 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.

As described below in Note L, we purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company's perspective to approximately $39.43.  SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted EPS separately.  As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.  For example, using the treasury stock method, if the average price of the Company's stock during the period ended March 31, 2005 had been $38.00, $40.00 or $45.00, the shares from the warrants to be included in diluted EPS would have been zero, and approximately 400,000 and approximately 900,000 shares, respectively.  The total maximum number of shares that could potentially be included under the warrants is 5.1 million.  Since the average share price of the Company's stock during the years ended March 31, 2004 and 2005 did not exceed the conversion price of warrants, $39.43, there was no impact of these warrants on diluted shares or diluted EPS during that period.

Note L - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt.

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

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares and expire January 1, 2009.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the initial conversion price per share from the Company's perspective to approximately $39.43.  The cost of the note hedge and the proceeds of warrants sale have been included in shareholders' equity in accordance with the guidance in Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Note M - Share Repurchase Program

The Company has a stock repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option program (Long-Term Incentive Plan) and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  At March 31, 2003, 1.8 million shares remained authorized for repurchase under prior year's Board of Directors authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4.0 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5.0 million shares from 2.5 million to 7.5 million shares.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million and 3.6 million shares remained authorized for repurchase as of March 31, 2004.  During fiscal 2005, 2.3 million shares were repurchased for $79.8 million and 1.3 million shares remained authorized for repurchase as of March 31, 2005.  See Note O - Related Party Transactions for additional information on the share repurchase.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.  The Company's Credit Agreement entered into on May 26, 2005 limits future stock repurchases.

Note N - Commitments

The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from 1 to 21 years.  Most leases contain renewal options.  Rental expense for these leases was $5.9 million, $5.1 million and $4.5 million for fiscal 2005, 2004 and 2003, respectively.

Future minimum lease payments under lease arrangements at March 31, 2005 are as follows:

(in thousands)
2006	$6,096
2007	5,845
2008	5,452
2009	5,306
2010	5,083
Thereafter	17,738
Total	$45,520

Note O - Related Party Transactions

On December 13, 2004, the Company repurchased 1,500,000 shares of its common stock from two investment partnerships managed by VA Partners, LLC, at the time our largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date.  On December 14, the Company repurchased an additional 750,000 shares of its common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date.  The 2.25 million shares were repurchased for a total of $76.3 million pursuant to the Company's continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions.   VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of Mentor's Board of Directors.  The Company's Audit Committee evaluated and pre-approved the transactions.

Since 1991, the Company has had an exclusive license agreement with Rochester Medical Corporation ("Rochester") to market and distribute certain external catheter products developed by Rochester.   The Company purchased $3.1 million $3.5 million, and $3.4 million of product from Rochester in 2005, 2004 and 2003, respectively.  Several officers/founders of Rochester, a public company, are siblings of Mr. Christopher J. Conway, the former Chairman of the Board for Mentor Corporation.  Mr. Conway derived no financial or other benefit from transactions between the Company and Rochester.

In December 2001, the Company purchased the remaining 51% of the outstanding shares of Byron Medical, Inc. and currently owns all outstanding shares.  Byron Medical, Inc. leases a facility from Avtar, LLC, which is owned by Byron Economidy, the former President of Byron Medical, Inc. and an employee of the Company during fiscal 2005.  Rent paid to Avtar, LLC was $122,000, $119,000 and $115,000 in 2005, 2004 and 2003.  During 2003, the Company paid $270,000 to retire a note payable to Byron Economidy, then President of Byron Medical, Inc. and an employee of the Company at that time.

In February 2003, the Company purchased Mills Biopharmaceuticals, Inc. (see Note J Acquisitions for more information) and as part of the acquisition, purchased the building owned by Dr. Stan Mills, an employee, and his wife, for $525,000.

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  Additional purchase price payments will be made to South Bay over the next several years as workstation sales are made.  The net present value of these amounts is recorded at March 31, 2005, in accrued liabilities ($150,000) and in long-term accrued liabilities ($700,000).  The corresponding acquisition agreement also provides for certain other contingent amounts to be paid to South Bay which will be expensed as earned based upon future sales levels.  The majority of the shares of South Bay are owned by individuals, who became employees of the Company, and their spouses.  These individuals have directly benefited from the past payments of cash and common stock to South Bay and will benefit as future payments are made based on workstation and brachytherapy seed sales.  During fiscal 2005 and 2004, $262,000 and $385,000, respectively, was paid to South Bay under the agreement.  No amounts were paid in fiscal year 2003.

Note P - Contingencies

Warranty and product liability claims are a regular and ongoing aspect of the medical device industry.  At any one time, the Company is subject to claims against it and is involved in litigation.  These actions can be brought by an individual, or by a group of patients purported to be a class action.  The Company carries product liability insurance on all its products, except silicone gel-filled implants, which in the United States are only available through a controlled clinical study.  This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate.

In addition, the Company also offers warranty coverage on some of its products.  The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, which are based on relevant factors such as historical experience, the warranty period, estimated costs, levels of insurance and insurance retentions, identified product quality issues, if any, and to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems.  The Company has recorded warranty and related reserves of $25.7 million, $23.4 million and $20.0 million at March 31, 2005, 2004 and 2003, respectively, to cover the cost of anticipated warranty and product liability claims.

The following table presents changes in the Company's accrued warranties and related costs for the years ended March 31, 2005, 2004 and 2003.

	Year Ended March 31,
(in thousands)	2005	2004	2003
Beginning warranty reserves	$23,396	$19,989	$16,252
Cost of warranty claims	(4,429)	(4,244)	(3,893)
Accrual for product warranties	6,761	7,651	7,630
Ending warranty reserves	$25,728	$23,396	$19,989

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note Q - Severance Charges and Restructuring and Long-Lived Asset Impairment Charges

Severance Charges

On February 16, 2005, Christopher J. Conway and Adel Michael each resigned as a director and executive officer of the Company.  In connection with resignation and severance agreements entered into with them, we incurred $8.5 million in expenses in February 2005.  As one of the co-founders of our Company, and following 36 years of service, Mr. Conway received certain severance compensation in the form of both cash payments totaling $2.3 million and non-cash benefits in the amount of $2.1 million related to the accelerated vesting of his unvested and unexpired stock options.  In addition, Mr. Adel Michael, our former Vice Chairman, received severance compensation in the form of cash benefits in the amount of $1.8 million and non-cash benefits in the amount of $2.3 million related to the accelerated vesting of his unvested and unexpired employee stock options.

Restructuring and Long-Lived Asset Impairment Charges

During the fourth quarter of fiscal year 2005, we incurred $8.2 million in expenses related certain long-lived assets that were determined to be impaired, and restructuring of certain of our operations to achieve improved efficiencies.  The impairment charges totaled $3.2 million.  Of this amount, $2.9 million related to intangible assets within the surgical urology segment, and $0.3 million within the aesthetics and general surgery segment.  The restructuring charges totaled $5.0 million and resulted in a net reduction of approximately 5% of our workforce and the closure of a manufacturing facility in the United Kingdom.  Of this amount, $1.1 million related to the aesthetics and general surgery segment, $1.9 million related to the surgical urology segment, and $2.0 million related to the clinical and consumer healthcare segment.

Note R - Business Segment Information

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders and the Company's body contouring (liposuction) equipment and disposables.  The surgical urology segment includes erectile dysfunction products, brachytherapy seeds for cancer treatment, women's health products and disposable urinary care products.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the years ended March 31, is as follows:

	Year Ended March 31,
(in thousands)	2005	2004	2003
Net Sales
Aesthetic and General Surgery	$251,726	$218,437	$191,405
Surgical Urology	129,292	108,370	106,675
Clinical and Consumer Healthcare	102,379	95,361	84,304
Total consolidated revenues	$483,397	$422,168	$382,384

	Year Ended March 31,
(in thousands)	2005	2004	2003
Operating profit
Aesthetic and General Surgery	$87,559	$76,696	$67,631
Surgical Urology	4,165	(860)	6,851
Clinical and Consumer Healthcare	11,243	13,294	12,854
Total reportable segments	$102,967	$89,130	$87,336

	At March 31,
(in thousands)	2005	2004	2003
Identifiable assets
Aesthetic and General Surgery	$140,611	$135,199	$102,570
Surgical Urology	105,596	114,937	105,415
Clinical and Consumer Healthcare	74,111	76,695	62,155
Total reportable segments	$320,318	$326,831	$270,140

	Year Ended March 31,
(in thousands)	2005	2004	2003
Depreciation and amortization
Aesthetic and General Surgery	$6,344	$4,469	$3,852
Surgical Urology	6,545	5,045	4,865
Clinical and Consumer Healthcare	3,055	2,834	3,261
Total reportable segments	$15,944	$12,348	$11,978
Corporate and other	4,105	3,049	2,755
	$20,049	$15,397	$14,733

	Year Ended March 31,
(in thousands)	2005	2004	2003
Capital expenditures
Aesthetic and General Surgery	$3,478	$4,460	$4,995
Surgical Urology	1,488	8,911	7,420
Clinical and Consumer Healthcare	1,278	3,197	2,576
Total reportable segments	$6,244	$16,568	$14,991
Corporate and other	3,924	7,360	1,752
	$10,168	$23,928	$16,743

The following tables reconcile segment information to the amounts shown on the consolidated financial statements.

	Year Ended March 31,
(in thousands)	2005	2004	2003
Operating profit
Reportable segments	$102,967	$89,130	$87,336
Corporate and other operating loss	(19,328)	(10,061)	(10,359)
Interest expense	(5,388)	(1,844)	(1,022)
Interest income	2,008	1,663	2,456
Other income	968	1,252	628
Income before taxes	$81,227	$80,140	$79,039

	At March 31,
(in thousands)	2005	2004	2003
Identifiable assets
Reportable segments	$320,855	$326,831	$270,140
Corporate and other	156,746	171,948	127,948
Consolidated assets	$477,601	$498,779	$398,088

Selected financial information for the Company's operations by geographic area is as follows:
	Year Ended March 31,
(in thousands)	2005	2004	2003
Geographic area revenue
United States	$315,418	$251,788	$244,220
France	54,217	49,653	39,436
All other countries	113,762	120,727	98,728
Consolidated total	$483,397	$422,168	$382,384

	At March 31,
(in thousands)	2005	2004	2003
Geographic area long-lived assets
United States	$68,765	$90,076	$72,649
France	24,535	26,733	24,532
UK	17,663	18,104	8,554
Netherlands	16,460	16,259	14,052
All other countries	1,099	1,082	974
Consolidated total	$128,522	$152,254	$120,761

Note S - Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations.

(in thousands, except per share data)
Year Ended March 31, 2005	First	Second	Third	Fourth
Net sales	$122,432	$108,779	$120,601	$131,585
Gross profit	78,457	68,141	77,745	85,363
Net income	17,654	12,534	16,329	8,364
Earnings per share
Basic earnings per share	$0.42	$0.29	$0.39	$0.21
Diluted earnings per share *	$0.37	$0.26	$0.34	$0.19

Year Ended March 31, 2004	First	Second	Third	Fourth
Net sales	$105,106	$93,263	$106,502	$117,297
Gross profit	65,733	57,702	66,041	71,909
Net income	16,033	11,238	12,540	14,968
Earnings per share
Basic earnings per share	$0.35	$0.24	$0.27	$0.34
Diluted earnings per share *	$0.33	$0.23	$0.26	$0.31

* Per share amounts and diluted shares outstanding have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with the adoption of Emerging Issue Task Force (EITF) Issue No. 04-8 in December 2004.

Note T - Subsequent Event (Unaudited) - Credit Agreement

Subsequent to year end, on May 26, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and $50 million alternative currency sublimit.  The Credit Agreement expires on September 30, 2008.  At the election of the Company, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds under the Credit Agreement are available to the Company for to finance permitted acquisitions, stock repurchases up to certain dollar limitations and other general corporate purposes.  As of June 14th 2005 there were no borrowings outstanding under the Credit Agreement.

Interest on borrowings (other than swing line loans) under the Credit Agreement is a variable rate that is calculated, at the Company's option, at either prime rate, or LIBOR plus an additional percentage that varies depending on the Company's senior leverage ratio (as defined in the Credit Agreement) at the time of the borrowing.  Swing line loans bear interest at the Prime Rate plus additional basis points depending on the Company's senior leverage ratio at the time of the loan.  In addition, the Company paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on the Company's senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by two of the Company's domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of two other domestic subsidiaries and by 65% of the outstanding capital stock of our French subsidiary.  In addition, if the ratio of total funded debt to adjusted EBITDA exceeds 2.50 to 1.00, then the Company is obligated to grant to the lenders a first priority perfected security interest the essentially all domestic assets.

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00.  The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$6,801	$1,192	$-	$912	$7,081

Liability reserves:
Warranty and related reserves	$23,396	$6,761	$-	$4,429	$25,728
Accrued sales returns and allowances	11,797	1,815	-	-	13,612
	$35,193	$8,576	$-	$4,429	$39,340
Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$5,406	$2,708	$-	$1,313	$6,801

Liability reserves:
Warranty and related reserves	$19,989	$7,651	$-	$4,244	$23,396
Accrued sales returns and allowances	10,455	1,342	-	-	11,797
	$30,444	$8,993	$-	$4,244	$35,193
Year Ended March 31, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$3,870	$3,605	$-	$2,069	$5,406

Liability reserves:
Warranty and related reserves	$16,252	$7,630	$-	$3,893	$19,989
Accrued sales returns and allowances	7,806	2,649	-	-	10,455
	$24,058	$10,279	$-	$3,893	$30,444
75

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION

DATE: June 13, 2005	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

Signatures	Title	Date Signed
/s/JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer (Principal Executive Officer)	June 13, 2005

/s/LOREN L. MCFARLAND Loren L. McFarland	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 13, 2005

/s/JOSEPH E. WHITTERS Joseph E. Whitters	Chairman of the Board	June 10, 2005

/s/MICHAEL L. EMMONS Michael L. Emmons	Director	June 10, 2005

/s/WALTER W. FASTER Walter W. Faster	Director	June 10, 2005

/s/EUGENE G. GLOVER Eugene G. Glover	Director	June 10, 2005

/s/MICHAEL NAKONECHNY Michael Nakonechny	Director	June 10, 2005

/s/RONALD J. ROSSI Ronald J. Rossi	Director	June 10, 2005

/s/JEFFREY W. UBBEN Jeffrey W. Ubben	Director	June 13, 2005

/s/DR. RICHARD W. YOUNG Dr. Richard W. Young	Director	June 10, 2005

EXHIBIT INDEX

Regulation S-K Exhibit Table Item Number	Description of Exhibit
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

10.10

Purchase Agreement, dated January 19, 2001 between Mentor Corporation and South Bay Medical LLC-Incorporated by reference to Exhibit 10(w) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
10.11

Amended and Restated Credit Agreement, dated October 25, 2000, between Mentor Corporation and Sanwa Bank California -- Incorporated by reference to Exhibit 10(x) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

10.12

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

10.15

Fourth Amendment to Amended and Restated Credit Agreement, dated March 25, 2003, between Mentor Corporation and Bank of the West -- Incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

10.16*	Incentive Bonus Plan -- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.17

Option and Asset Purchase Agreement between Alchemy Engineering, LLC and Mentor Corporation -- Incorporated by reference to Exhibit 10(a) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.18	Convertible Note Hedge Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(b) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.19

Registration Rights Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 22, 2003 - Incorporated by reference to Exhibit 10(c) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.20	Warrants Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.21

Purchase Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(e) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.22	Collared Accelerated Share Repurchase Transaction, dated March 8, 2004--Incorporated by reference to Exhibit 10(29) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
10.23*

Amendment to Employment Agreement between Mentor Corporation and Eugene Glover, effective April 9, 2004 -- Incorporated by reference to Exhibit 10(32) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

10.24

Exclusive Supply Agreement between Alchemy Engineering, LLC d/b/a SiTech, LLC and Mentor Corporation-- Incorporated by reference to Exhibit 10(33) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

10.25*

Employment Agreement dated July 15, 2004, between Mentor Corporation and Peter Shepard-- Incorporated by reference to Exhibit 10(1) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.26*

Employment Agreement dated July 27, 2004, between Mentor Corporation and Bobby Purkait-- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.27*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Adel Michael-- Incorporated by reference to Exhibit 10(3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.28*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Joshua Levine-- Incorporated by reference to Exhibit 10(4) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.29*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Loren McFarland-- Incorporated by reference to Exhibit 10(5) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.30*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Cathy Ullery-- Incorporated by reference to Exhibit 10(6) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.31*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Kathleen Beauchamp-- Incorporated by reference to Exhibit 10(7) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.32*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Clarke Scherff-- Incorporated by reference to Exhibit 10(8) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.33

Amended and Restated Supply Agreement, dated July 6, 2004 by and among NuSil Corporation, SiTech Inc., and Mentor Corporation-- Incorporated by reference to Exhibit 10(9) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.34*

Employment Agreement dated August 5, 2004, between Mentor Corporation and David Adornetto-- Incorporated by reference to Exhibit 10(1) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.35*

Employment Agreement dated August 5, 2004, between Mentor Corporation and Chris Fawzy-- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

EXHIBIT INDEX (continued)

Regulation S-K Exhibit Table Item Number	Description of Exhibit
10.36*	Mentor Corporation Option Agreement-- Incorporated by reference to Exhibit 10(3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.37*

Written Description of Directors Fees Pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K-- Incorporated by reference to Exhibit 10(4) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.38*	Incentive Bonus Plans-- Incorporated by reference to Exhibit 10(5) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.39*	Written Description of Car Allowance Plan-- Incorporated by reference to Exhibit 10(6) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.40	Summary of Material Contract to Repurchase Shares-- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.
10.41*	Written Description of Directors Fees Pursuant To Item 601(b)(10)(iii)(A) of Regulation S-K.
10.42	Lease Agreement, dated March 17, 2004 between University Research Park, Incorporated, and Mentor Corporation covering 535 Science Drive, Suites A, B, C and D, Madison, Wisconsin.
10.43*	Severance Agreement and Release dated February 16, 2005, between Mentor Corporation and Christopher J. Conway.
10.44*	Severance Agreement and Release dated February 17, 2005, between Mentor Corporation and Adel Michael.
10.45*	Release of Claims Agreement dated March 25, 2005, between Mentor Corporation and Bobby Purkait.
10.46*	Summary Description of Executive Officer Employment Agreement Changes approved by the Board of Directors dated April 27, 2005.
10.47

Credit Agreement dated May 25, 2005, between Mentor Corporation, Bank of the West, Union Bank of California, and Wells Fargo, N.A.--Incorporated by reference to Exhibit 99(1) of the Registrant's Current Report on Form 8-K filed June 1, 2005.

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

* Management contract or compensatory plan or arrangement

