Form 10-K/A
period 2005-03-31
MENTOR CORP /MN/
filed 2005-07-29
CIK 64892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

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

As of July 18, 2005, there were approximately 42,335,458 Common Shares outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10‑K for the fiscal year ended March 31, 2005 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  We will not file our definitive proxy statement within 120 days of our fiscal year ended March 31, 2005, and are, therefore, amending Part III of the Report and, for convenience of the reader, restating the Report in its entirety.  We anticipate filing our definitive proxy statement in August 2005 for our 2005 Annual Shareholder Meeting, which is currently scheduled to be held on September 14, 2005.  In addition, in connection with the filing of this Amendment and pursuant to Rules 12b‑15 and 13a‑14 under the Exchange Act, we are including with this Amendment currently dated certifications.  Except as described above, no other amendments are being made to the Report.  This Form 10‑K/A does not reflect events occurring after the filing of our original Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above.

2

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

Mr. Adornetto joined us in 1992 and has served the Company in various management capacities.  In May 1997, he was named Director of Finance for our Manufacturing Operations Division, and in May 1999, he was promoted to Vice President of Finance for our subsidiary, Mentor Medical, Inc. In August 2002, he was appointed Vice President of Strategic Planning and Operational Development and in December 2003, he was appointed Vice President of Operations.  Prior to joining us, Mr. Adornetto was employed by Deloitte & Touche as a senior auditor and Certified Public Accountant.

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

Mr. Fawzy joined us in January 2001 as Staff Attorney, where he was responsible for our contractual arrangements, commercial and product litigation, and general legal compliance.  In February 2002, Mr. Fawzy was promoted to Corporate Counsel, and in December 2003, he was promoted to General Counsel and is responsible for all of our legal functions.  Prior to his employment with us, Mr. Fawzy practiced law at Casey & Brannen, P.C., an Illinois-based law firm, where he focused on commercial and civil litigation.

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

Ms. Ullery joined us in 1998 and served in several capacities in the Human Resources Department.  She was promoted to Director of Human Resources in July 1999, and Vice President of Human Resources in May 2002.  Prior to her employment with us, Ms. Ullery was Director of Organizational Effectiveness for the City of Tucson from 1993 to 1997.  >From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs.

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
33

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

                                                                                    /s/ Ernst & Young LLP

Los Angeles, California
May 13, 2005

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The following sets forth certain information concerning our directors, as of July 29, 2005:

Director	Age	Director Since	Positions and Offices Held
Joseph E. Whitters	47	2004	Chairman of the Board
Michael L. Emmons	64	2004	Director
Walter W. Faster	72	1980	Director
Eugene G. Glover	62	1969	Director
Joshua H. Levine	47	2004	President, Chief Executive Officer and Director
Michael Nakonechny	77	1980	Director
Ronald J. Rossi	65	1999	Director
Jeffrey W. Ubben	44	2003	Director
Dr. Richard W. Young	78	1990	Director

Joseph E. Whitters held various financial, accounting and tax positions at First Health Group Corp., a managed health care company, from 1986 until January 2005, including being the CFO from 1988 until 2004.  In January 2005, First Health Group Corp. was acquired.  Prior to joining First Health Group Corp., Mr. Whitters was employed in various financial, accounting and tax positions by United HealthCare Corp., Overland Express and Peat Marwick.  Mr. Whitters is a certified public accountant.  He is also a director of Omnicell, Inc. and Luminent Mortgage Capital.

Michael L. Emmons retired from Accenture, a worldwide consulting firm (formerly known as Andersen Consulting), in August 2001 where he had developed and managed its worldwide tax function since 1995.  Prior to joining Accenture, he had been a tax partner with Arthur Andersen & Co., where he was employed for over 28 years in various tax and management positions.  Mr. Emmons is a certified public accountant and an attorney.

Walter W. Faster retired as Vice President, Corporate Growth and Development for General Mills, Inc., a manufacturer of packaged foods and other consumer goods, in 1997.  Prior to his retirement, he served in various executive marketing and finance capacities with General Mills, Inc. from 1963 to 1997.  Prior to that, he served as a management consultant with Booz, Allen and Hamilton, an international consulting firm.

Eugene G. Glover is a founder of the Company and held the position of Vice President, Engineering from 1969 to 1986.  In October 2000, he was appointed Senior Vice President, Advanced Development.  He retired as an employee of the Company as of August 31, 2004.

Joshua H. Levine joined us in October 1996 as Vice President, Sales, Aesthetic Products.  In September 1998, he was promoted to Domestic Vice President, Sales and Marketing, Aesthetic Products.  In January 2000, Mr. Levine resigned to join a start-up practice management organization, The Plastic Surgery Company, where he was Chief Development Officer until his resignation in September 2000.  More than a year after his resignation, in March 2002, The Plastic Surgery Company filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.  In September 2000, Mr. Levine rejoined us as Vice President, Domestic Sales and Marketing for Aesthetic Products, and in November 2001, he assumed global responsibilities for all of aesthetic sales and marketing activities.  Mr. Levine was promoted to Senior Vice President, Global Sales and Marketing in June 2002.  In December 2003, Mr. Levine was promoted to President and Chief Operating Officer, followed by his promotion to President and Chief Executive Officer in May 2004.  Prior to joining us, from 1989 to 1996, Mr. Levine was with Kinetic Concepts, Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI Home Health Care Division.

Michael Nakonechny has been President of NAK Associates Corp., a closely held engineering consulting company, since 1981.  He also served as Chairman of the Board, President, Chief Executive Officer and Secretary of Transducer Systems, Inc., a manufacturer of electro-mechanical transducers, from November 1968 to January 1989.

Ronald J. Rossi was Chief Executive Officer of LoJack Corporation, a company which develops and markets stolen vehicle recovery technology, from November 2000 until February 1, 2005 and continues to serve as its Chairman of the Board, a position to which he was first elected in March 2001.  Mr. Rossi has been a member of the Board of UST, Inc. a consumer products company, since June 2004.  Mr. Rossi served as President of Oral-B Worldwide, a maker of oral personal care products and a subsidiary of The Gillette Company, from 1998 to 2000.  He also served as President of Gillette North America Grooming Division from 1988 to 1998 and prior to that held various executive and sales and marketing positions at The Gillette Company.

Jeffrey W. Ubben is a founder and has been a Managing Member of VA Partners, L.L.C., an investment partnership, since 2000.  From 1995 to 2000, Mr. Ubben was a Managing Partner of Blum Capital, an investment management firm.  Prior to that, he was a portfolio manager for Fidelity Investments from 1987 to 1995.  Mr. Ubben is a director of Per Se Technologies, Inc. and Gartner Inc.

Dr. Richard W. Young has been a private investor since April 1992.  Prior to that, he was Chairman and Chief Executive Officer of Mentor O & O, Inc. from April 1985 until its purchase by the Company in 1990.  Following its purchase by the Company, Dr. Young served as a consultant of the Company until 1992.  Dr. Young was also President of Houghton Mifflin Company, a publishing firm, from 1982 to 1985 and Executive Vice President of Polaroid Corporation, an instant imaging company, from 1972 to 1982.  Dr. Young is a director of Bay State Milling Company, a flour milling company.

Certain Litigation

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with the Company).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.

After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which it in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, a member of our Board of Directors since March 1990, was a partner of PTF and was a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger.  Pursuant to Dr. Young's request, the PTF Partnership Agreement was recently amended to permit withdrawal of partners from the PTF Royalty Partnership upon notice.  On June 3, 2005, Dr. Young submitted his notice of withdrawal to the Partnership, and a joint stipulation removing Dr. Young from the caption of the complaint and as a named party to the litigation was entered by the court in June 2005.

Director Independence, Audit Committee and Audit Committee Financial Expert

Our Board of Directors has standing Compensation, Audit and Nominating and Governance Committees.  The Audit Committee oversees our financial reporting and internal control processes on behalf of the Board of Directors, as well as the independent audit of our consolidated financial statements by our independent auditors.  The Board has determined that all of the directors, other than Messrs. Glover and Levine, including those who serve on the Audit, Compensation and Nominating and Governance Committees, are "independent" under the listing standards of the New York Stock Exchange, as well as in the assessment of the Board and that the members of the Audit Committee are also "independent" for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934.  The Board based this determination primarily on a review of the responses of the directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with the directors. The Audit Committee of the Board of Directors currently consists of Michael L. Emmons, Walter W. Faster, Michael Nakonechny and Joseph E. Whitters.  Although more than one member of the Audit Committee of our Board of Directors qualifies as an Audit Committee financial expert, the Board has designated Mr. Emmons as that expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the Securities and Exchange Commission (the "SEC") and New York Stock Exchange an initial report of ownership of our stock on Form 3 and reports of changes in ownership on a Form 4 or a Form 5.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Under SEC rules, certain forms of indirect ownership and ownership of our stock by certain family members are covered by these reporting rules.  As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial reports of ownership, reports of changes in ownership and in filing these reports on their behalf.

To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except with respect to the following items, which  were not timely filed:  Mr. Conway's Form 4s for two transactions reporting sales of our stock, Mr. Whitters' Form 4s reporting two separate stock option grants, and Mr. Levine's Form 4 to report a purchase of our stock.  Form 4s reporting these transactions were subsequently filed.  In addition, Form 4s for various officers were not timely filed (Mr. Levine, Mr. McFarland, Dr. Maher Michael, Ms. Beauchamp, Ms. Ullery, Mr. Scherff, and Mr. Shepard) for the simultaneous grant of stock options to each such officer; these Form 4s were subsequently filed one business day late.

Code of Ethics

            We have adopted a Code of Ethics for Senior Financial Officers, a copy of which is available on our website, and can be found under the Investor Relations and Corporate Governance links.  Our website is www.mentorcorp.com.  Copies are also available in print, free of charge, by writing to Investor Relations, Mentor Corporation, 201 Mentor Drive, Santa Barbara, California 93111.  We may post amendments to or waivers of the provisions of the Code of Ethics for Senior Financial Officers, if any, on the website.

Executive Officers

The executive officers of the Company, as of July 29, 2005, are as follows:

Name	Age	Positions with the Company
Joshua H. Levine	47	President and Chief Executive Officer
Loren L. McFarland	46	Vice President, Chief Financial Officer and Treasurer
David J. Adornetto	43	Vice President, Operations
Kathleen M. Beauchamp	40	Vice President, Sales and Marketing
A. Christopher Fawzy	35	Secretary and General Counsel
Clarke Scherff	58	Vice President, Regulatory Compliance, Quality Assurance and Compliance Officer
Cathy S. Ullery	52	Vice President, Human Resources

For additional information with respect to Mr. Levine who is also a director of the Company, see the description following the table above identifying our directors.

Loren L. McFarland joined us in 1985 as General Accounting Manager.  He was promoted to Assistant Controller in 1987 and to Controller in 1989.  In 2001, Mr. McFarland was promoted to Vice President of Finance and Corporate Controller.  In May 2004, he was promoted to the position of Chief Financial Officer and Treasurer.  From 1981 to 1985, Mr. McFarland was employed by Touche Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor.

David J. Adornetto joined us in 1992 and has served the Company in various management capacities.  In May 1997, he was named Director of Finance for the Company's Manufacturing Operations Division, in May 1999 he was promoted to Vice President Finance for the Company's subsidiary, Mentor Medical, Inc., and in August 2002 he was appointed Vice President Strategic Planning and Operational Development.  In December 2003, Mr. Adornetto was promoted to his current position of Vice President, Operations.  Prior to joining us, Mr. Adornetto was employed by Deloitte & Touche as a senior auditor and Certified Public Accountant.

Kathleen M. Beauchamp joined us in 1993 as an Aesthetics Sales Representative.  In 1997, she was promoted to National Sales Trainer.  She was promoted in 1998 to Regional Manager in our former Ophthalmic division.  She rejoined the Aesthetics division in late 1998 as the National Sales Manager for Body Contouring.  In 2000, she was promoted to Director of Sales for the domestic Aesthetics business and assumed global responsibilities as Vice President of Aesthetic Sales in 2002.  She was promoted to her current position of Vice President, Sales and Marketing in December, 2003.  Prior to her employment with us, Ms. Beauchamp worked in sales positions with Pfizer, Inc. and Centocor, Inc.

A. Christopher Fawzy joined us in January 2001 as Staff Attorney, where he was responsible for the Company's contractual arrangements, commercial and product litigation, and general legal compliance.  In February 2002, Mr. Fawzy was promoted to Corporate Counsel.  In December 2003, he was promoted to General Counsel and remains responsible for all legal functions of the Company.  Prior to his employment with us, Mr. Fawzy practiced law at Casey & Brannen, P.C., an Illinois-based law firm, where he focused on commercial and civil litigation.

Clarke Scherff joined us in July 1995 as Director, Regulatory Affairs following the acquisition of Optical Radiation Corporation, where he held the position of Group Vice President, Quality Assurance/Regulatory Affairs from April 1993 to June 1995.  He was promoted to Vice President, Quality and Regulatory Assurance in June 1997, to Vice President, Regulatory Compliance and Compliance Officer in October 2000, and resumed the duties of quality assurance and designation as Vice President, Regulatory Compliance/Quality Assurance and Compliance Officer in April 2004.  Prior to Mr. Scherff's employment with us, he held various positions of increasing responsibility for American Hospital Corporation/Baxter Healthcare Corporation during 1980 to 1993, ultimately serving as the Director of Quality Assurance.

Cathy S. Ullery joined us in 1998 and served in several capacities in the Human Resources Department.  She was promoted to Director, Human Resources in July 1999, and Vice President, Human Resources in May 2002.  Prior to her employment with the Company, Ms. Ullery was Director, Organizational Effectiveness for the City of Tucson from 1993 to 1997.  From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs.

Certifications

In accordance with Section 302 of the Sarbanes-Oxley Act of 202, we have filed our Chief Executive Officer and Chief Financial Officer 302 certifications as exhibits to our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  In accordance with Section 303A.12 of the New York Stock Exchange listing standards, we have also filed our NYSE 303A.12(a) Chief Executive Officer certification with the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth certain summary compensation information concerning the named executive officers for each of our last three fiscal years.

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation (2) ($)
Joshua H. Levine (3) President and Chief Executive Officer	2005 2004 2003	$375,079 $288,813 $206,881	$310,145 $1,375 $112,401	100,000 85,000 42,000	$17,235 $21,608 $15,263
Christopher J. Conway (4) Chairman and Chief Executive Officer	2005 2004 2003	$410,796 $425,724 $413,763	- $2,130 $304,289	50,000 100,000 70,000	$4,394,230 $29,374 $27,191
Bobby K. Purkait (5) Senior Vice President Science & Technology	2005 2004 2003	$370,353 $272,838 $265,837	$274,177 $126,365 $131,670	7,500 30,000 56,000	$531,577 $22,421 $17,174
Adel Michael (6) Vice Chairman, Chief Financial Officer and Treasurer	2005 2004 2003	$518,248 $344,768 $334,328	- $1,725 $226,125	50,000 110,000 56,000	$3,834,545 $14,139 $16,499
Kathleen M. Beauchamp (7) Vice President Sales and Marketing	2005 2004	$241,942 $264,723	$174,864 $7,365	25,000 36,200	$18,806 $16,450
David J. Adornetto (8) Vice President Operations	2005	$241,942	$168,399	25,000	$15,800
Loren L. McFarland (9) Vice President, Chief Financial Officer and Treasurer	2005	$234,413	$174,950	25,000	$11,852
Cathy S. Ullery (10) Vice President Human Resources	2005 2004 2003	$189,772 $159,654 $144,695	$109,539 $800 $75,255	25,000 20,000 28,000	$14,464 $17,898 $12,698
(1)	The principal position for each executive officer reflects the executive officers and title held by each of them for the fiscal year ended March 31, 2005.
(2)

All Other Compensation represents matching amounts contributed by the Company on behalf of the named individual under the terms of the Company's 401(k) Plan, the Company provided term life insurance, executive vehicle program, and severance, if applicable.

52

(3)

Mr. Levine became an executive officer of the Company in September 2001.  In December 2003, Mr. Levine was appointed President and Chief Operating Officer and in May 2004 he was appointed President and Chief Executive Officer.  All Other Compensation for fiscal 2005 totaling $17,235 is comprised of $10,568 covered under the executive vehicle program, $6,033 in matching amounts contributed by the Company on behalf of Mr. Levine under terms of the Company's 401(k) Plan; and $634 in Company provided term life insurance.   All Other Compensation totaling $21,608 and $15,263 for fiscal 2004 and 2003, respectively, is comprised of $14,663 and $9,600 covered under the executive vehicle program; $6,515 and $5,451 in matching amounts contributed by the Company on behalf of Mr. Levine under terms of the Company's 401(k) Plan; and $430 and $212 in Company provided term life insurance.

(4)

Mr. Conway resigned as Chairman of the Board in February 2005 and relinquished his position as Chief Executive Officer in May 2004.  The table reflects compensation for the full fiscal years ending March 31, 2005, 2004, and 2003.  All Other Compensation for fiscal 2005 totaling $4,394,230 is comprised of $2,172,600 in cash severance payments, $29,826 in auto lease payments, $25,000 in office reimbursement, $10,220 covered under the executive vehicle program, $8,559 in matching amounts contributed by the Company on behalf of Mr. Conway under terms of the Company's 401(k) Plan, and $2,700 in Company provided term life insurance.  Also included in this amount, and pursuant to the terms of a severance agreement with the Company, is non-cash compensation for the acceleration and full vesting of previously unvested stock options to acquire 185,000 shares of common stock held by Mr. Conway.  The accelerated options were valued at $2,145,325, the difference between the exercised price and the fair market value on the date of termination.  All Other Compensation totaling $29,374, and $27,191 for fiscal 2004 and 2003, respectively, is comprised of $17,575 and $17,087 covered under the executive vehicle program, $6,097 and $6,523 in matching amounts contributed by the Company on behalf of Mr. Conway under terms of the Company's 401(k) Plan; and $5,702 and $3,581in Company provided term life insurance.

(5)

Mr. Purkait resigned his position as Senior Vice President in March 2005.   The table reflects compensation for the full fiscal years ending March 31, 2005, 2004, and 2003.  All Other Compensation for fiscal 2005 totaling  $531,577 is comprised of $510,510 in cash severance payments, $14,587 covered under the executive vehicle program, $5,723 in matching amounts contributed by the Company on behalf of Mr. Purkait under terms of the Company's 401(k) Plan, and $757 in Company provided term life insurance.  All Other Compensation totaling $22,421, and $17,174 for fiscal 2004 and 2003, respectively, is comprised of $15,752 and $10,691 covered under the executive vehicle program, $6,056 and $5,891in matching amounts contributed by the Company on behalf of Mr. Purkait under terms of the Company's 401(k) Plan; and $613 and $592 in Company provided term life insurance.

(6)

Mr. Michael resigned as Vice Chairman in February 2005 and relinquished his position as Chief Financial Officer and Treasurer in May 2004. The table reflects compensation for the full fiscal years ending March 31, 2005, 2004, and 2003.  All Other Compensation for fiscal 2005 totaling $3,834,545 is comprised of $1,500,000 in cash severance payments, $57,145 in auto lease payments, $5,524 covered under the executive vehicle program, $9,213 in matching amounts contributed by the Company on behalf of Mr. Michael under terms of the Company's 401(k) Plan, and $2,191 in Company provided term life insurance.  Also included in this amount, and pursuant to the terms of a severance agreement with the Company, is non-cash compensation for the acceleration and full vesting of previously unvested stock options to acquire 193,000 shares of common stock held by Mr. Michael.  The accelerated options were valued at $2,260,472, the difference between the exercised price and the fair market value on the date of termination.  All Other Compensation totaling $14,139, and $16,499 for fiscal 2004 and 2003, respectively, is comprised of $5,283 and $7,359 covered under the executive vehicle program, $6,532 and $7,493 in matching amounts contributed by the Company on behalf of Mr. Michael under terms of the Company's 401(k) Plan; and $2,324 and $1,647 in Company provided term life insurance.

53

(7)

Ms. Beauchamp was appointed an executive officer of the Company in December 2003. The table reflects compensation for the full fiscal year in which she became an executive officer.  All Other Compensation totaling $18,806 and $16,450 for fiscal 2005 and 2004, respectively, is comprised of $12,869 and $10,000 covered under the executive vehicle program, $5,650 and $6,296 in matching amounts contributed by the Company on behalf of Ms. Beauchamp under terms of the Company's 401(k) Plan, and $287and $154 in Company provided term life insurance.

(8)

Mr. Adornetto was appointed an executive officer of the Company in July 2004. The table reflects compensation for the full fiscal year in which he became an executive officer.  All Other Compensation totaling $15,800 for fiscal 2005 is comprised of $9,600 covered under the executive vehicle program, $5,913 in matching amounts contributed by the Company on behalf of Mr. Adornetto under terms of the Company's 401(k) Plan, and $287 in Company provided term life insurance.

(9)

Mr. McFarland was appointed an executive officer of the Company in May 2004.  The table reflects compensation for the full fiscal year in which he became an executive officer.  All Other Compensation totaling $11,852 for fiscal 2005 is comprised of $5,196 covered under the executive vehicle program, $6,260 in matching amounts contributed by the Company on behalf of Mr. McFarland under terms of the Company's 401(k) Plan, and $396 in Company provided term life insurance.

(10)

Ms. Ullery was appointed an executive officer of the Company in September 2002.  The table reflects compensation for the full fiscal years ending March 31, 2005, 2004, and 2003.  All Other Compensation totaling $14,464 for fiscal 2005 is comprised of $8,383 covered under the executive vehicle program, $5,693 in matching amounts contributed by the Company on behalf of Ms. Ullery under terms of the Company's 401(k) Plan, and $388 in Company provided term life insurance.  All Other Compensation totaling $17,898, and $12,968 for fiscal 2004 and 2003, respectively, is comprised of $12,811 and $8,966  covered under the executive vehicle program, $4,790 and $3,812 in matching amounts contributed by the Company on behalf of Ms. Ullery under terms of the Company's 401(k) Plan; and $297 and $190 in Company provided term life insurance.

Options Grants

The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended March 31, 2005 to each of the named executive officers.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/share) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms ($) (3) 5% 10%
Joshua H. Levine	100,000	12.3%	$32.47	5/26/14	$2,042,020	$5,174,882
Christopher J. Conway	50,000	6.2%	$32.47	5/26/14	$1,021,010	$2,587,441
Bobby K. Purkait	7,500.9%		$31.63	7/16/14	$149,189	$378,076
Adel Michael	50,000	6.2%	$32.47	5/26/14	$1,021,010	$2,587,441
Kathleen M. Beauchamp	25,000	3.1%	$32.15	6/09/14	$505,474	$1,280,971
David J. Adornetto	25,000	3.1%	$32.15	6/09/14	$505,474	$1,280,971
Loren. L. McFarland	25,000	3.1%	$32.15	6/09/14	$505,474	$1,280,971
Cathy S. Ullery	25,000	3.1%	$32.15	6/09/14	$505,474	$1,280,971
(1)

All options were granted under the Company's Amended 2000 Long-Term Incentive Plan.  Each option will generally become exercisable for the option shares in four equal and successive annual installments over the optionee's period of service with the Company, beginning one year after the grant date.  Each option has a maximum term of ten years, subject to earlier termination immediately prior to a change in control (as defined in the Amended 2000 Long-Term Incentive Plan); alternatively, the administrator of the Amended 2000 Long-Term Incentive Plan may provide for replacement of outstanding options with options to purchase shares of the surviving corporation, or for a cash payment in exchange for the cancellation of outstanding options.  In accordance with the severance agreements with Messrs. Conway and Michael, discussed under "Summary of Cash and Certain Other Compensation", their respective options as reflected in the above table, as well as other previously-granted and unvested options, were accelerated and became fully vested upon the effective date of their respective severance agreements.

(2)

The exercise price of each option is equal to the fair market value of the common stock on the date of grant.  The exercise price may be paid in cash or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(3)

Potential realizable value is based on an assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term.  These values are calculated based on regulations promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.  There is no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% or 10% levels, or at any other defined level.

Aggregated Option Exercises and Year-End Option Values

The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended March 31, 2005 by each of the named executive officers and the aggregated fiscal year-end value of the unexercised options of each such executive officer.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable Unexercisable		Value of Unexercised In-The-Money Options At Fiscal Year End ($) (2) Exercisable Unexercisable
Joshua H. Levine	-	-	105,250	199,750	$1,772,630	$1,238,190
Christopher J. Conway	-	-	1,104,000	-	$21,989,820	$-
Bobby K. Purkait	14,000	$374,290	263,178	78,000	$5,390,513	$995,695
Adel Michael	140,000	$3,492,474	346,000	-	$4,327,890	$-
Kathleen M. Beauchamp	-	-	27,050	65,150	$407,541	$486,935
David J. Adornetto	-	-	69,650	70,750	$1,326,333	$547,105
Loren L. McFarland	-	-	131,000	52,000	$2,847,580	$352,105
Cathy S. Ullery	-	-	66,500	64,000	$1,195,266	$537,710
(1)	Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.
(2)

An In-The-Money option is an option which has an exercise price for the common stock that is lower than the fair market value of the common stock on a specified date.  The fair market value of our common stock at March 31, 2005 was $32.10 per share.

Employment Agreements

On April 27, 2005, the Compensation Committee approved new base salaries and target bonus percentages for its executive officers, and approved changes to our standard executive employment agreement, as discussed below.   Prior to such approval, we had entered into the following employment agreements:

We entered into an employment agreement with Mr. Levine effective as of May 26, 2004.  The agreement provides that he is to receive (i) an initial base salary of $385,000, (ii) an annual incentive bonus of up to 60% of base salary, (iii) grants of options to purchase shares of common stock in amounts consistent with our executive compensation program, and (iv) in the case of termination without cause or resignation for good reason (as those terms are defined therein), severance compensation equal to 24 months of base salary plus one additional month for each full year of service, and (v) in the case of termination due to a change in control of the Company (as defined in the applicable agreement), pro-rata bonus for the year plus severance pay equal to 24 months salary and one additional month for each full year of service.

We entered into employment agreements with each of Mr. McFarland, Mr. Adornetto and Ms. Beauchamp effective as of August 5, 2004.  Each of these agreements provides that the executive is to receive (i) an initial base salary of $250,000, (ii) an annual incentive bonus of up to 50% of base salary, (iii) grants of options to purchase shares of common stock in amounts consistent with our executive compensation program, and (iv) in the case of termination without cause or resignation for good reason (as those terms are defined therein), severance compensation equal to 12 months of base salary plus one additional month for each full year of service.

We entered into an employment agreement with Ms. Ullery effective as of August 5, 2004.  The agreement provides that she is to receive (i) an initial base salary of $200,000, (ii) an annual incentive bonus of up to 40% of base salary, (iii) grants of options to purchase shares of common stock in amounts consistent with our executive compensation program, and (iv) in the case of termination without cause or resignation for good reason (as those terms are defined therein), severance compensation equal to 12 months of base salary plus one additional month for each full year of service.

We entered into an employment agreement with Mr. Fawzy effective as of August 5, 2004.  The agreement provides that he is to receive (i) an initial base salary of $180,000 increasing to $195,000 effective January 1, 2005, (ii) an annual incentive bonus of up to 40% of base salary, (iii) grants of options to purchase shares of common stock in amounts consistent with our executive compensation program, and (iv) in the case of termination without cause or resignation for good reason (as those terms are defined therein), severance compensation equal to 12 months of base salary plus one additional month for each full year of service.

We entered into an employment agreement with Mr. Scherff effective as of August 5, 2004.  The agreement provides that he is to receive (i) an initial base salary of $180,702, (ii) an annual incentive bonus of up to 40% of base salary, (iii) grants of options to purchase shares of common stock in amounts consistent with our executive compensation program, and (iv) in the case of termination without cause or resignation for good reason (as those terms are defined therein), severance compensation equal to 12 months of base salary plus one additional month for each full year of service.

The Compensation Committee's April 27, 2005 approval of new base salaries, target bonus percentages, and revisions to the Company's standard executive employment agreement, were as follows:

Base Salary and Target Bonus Percentages:  The following table sets forth the new base salaries and target bonus percentages approved by the Compensation Committee for the listed individuals:

Name	Base Salary	Target Bonus Percentage of Base Salary
Joshua H. Levine	$ 500,000	100%
Loren L. McFarland	$ 300,000	75%
Kathleen M. Beauchamp	$ 300,000	75%
David J. Adornetto	$ 275,000	75%
A. Christopher Fawzy	$ 240,000	60%
Cathy S. Ullery	$ 206,000	60%
Clarke Scherff	$ 189,000	60%

Other Approved Revisions to Employment Agreements:  The following description sets forth certain other revisions to the employment agreements listed above approved by the Compensation Committee with respect to the provisions related to termination without cause or resignation for good reason.  The approved revisions provide for:

•     payment of full COBRA premiums for twenty-four (24) months following termination;

•     severance compensation equal to 36 months' of executives then current base salary; and

•     a pro-rated amount, based on timing of the executive officer's termination or resignation relative to the end of the then current fiscal year, of the target bonus percentage applicable to such executive officer; provided, however, that if such termination occurs with in twelve (12) months following a change of control, the amount shall be 100% of the target bonus percentage for the year of termination.

Compensation of Directors

Board members who are employees of the Company receive no additional compensation for their services as directors.  Each non-employee member of our Board of Directors, other than the Chairman of the Board, receives a quarterly fee of $12,500, or a total annual fee of $50,000.  The Chairman of the Board, who is a non-employee Director, receives a quarterly fee of $37,500, for a total annual fee of $150,000.  The Chairperson of the Audit Committee receives an additional $5,000 annually.  The annual fee for Mr. Ubben's service as a director is paid directly to VA Partners, LLC, the investment partnership he founded and for which he is the Managing Member.

Compensation Committee Interlocks and Insider Participation

During fiscal 2005 Messrs. Faster, Nakonechny, Rossi, Ubben and Young served on the Compensation Committee.  No member of the Compensation Committee was an officer or employee of the Company at any time during fiscal 2005 or at any other time.

On December 13, 2004, we repurchased 1,500,000 shares of our common stock from two investment partnerships managed by VA Partners, LLC, at the time our largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date.  On December 14, we repurchased an additional 750,000 shares of our common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date.  The 2.25 million shares were repurchased for a total of $76.3 million pursuant to our continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions.   VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of Mentor's Board of Directors.  Our Audit Committee evaluated and pre-approved the transactions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Securities

The following table sets forth certain information known to us with respect to the beneficial ownership of the common stock of the Company as of June 30, 2005, by (i) each person who beneficially owns more than five percent (5%) of such stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the compensation tables below, and (iv) all current directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Approximate Percent of Class
Neuberger Berman, Inc. (2) Neuberger Berman, LLC	6,292,908	14.6%
Jeffrey W. Ubben (3)	4,149,818	9.6%
VA Partners, LLC (4)	4,149,818	9.6%
Fidelity Management & Research Company (5)	2,160,200	5.0%
Eugene G. Glover (6)	995,814	2.3%
Christopher Conway(7)	797,750	1.8%
Walter W. Faster	237,438	*
Joshua H. Levine	174,580	*
Loren L. McFarland	131,750	*
Michael Nakonechny	120,000	*
Richard W. Young	102,150	*
Cathy S. Ullery	94,850	*
David J. Adornetto	89,400	*
Adel Michael (8)	78,835	*
Bobby K. Purkait (9)	77,196	*
Ronald J. Rossi	68,180	*
Kathleen M. Beauchamp	45,200	*
Joseph E. Whitters	7,500	*
Michael L. Emmons	-0-	-
All current directors and executive officers as a group (15 persons)	6,298,280	14.3%

*Less than 1%

59

(1)

Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent spouses share authority under applicable law.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of June 30, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The figures include options to purchase common stock exercisable within 60 days of June 30, 2005 and held by:  Mr. Glover, 106,007 shares; Mr. Conway, 0 shares; Mr. Faster, 120,000 shares; Mr. Levine, 164,500 shares; Mr. McFarland, 130,750; Mr. Nakonechny, 60,000 shares; Dr. Young, 60,000 shares; Ms. Ullery, 94,750 shares; Mr. Adornetto, 89,400 shares; Mr. Rossi, 0 shares; Ms. Beauchamp, 45,100 shares; Mr. Whitters, 0 shares; Mr. Emmons, 0 shares, and all current directors and executive officers as a group, 951,507 shares.

(2)

According to a Schedule 13G, Amendment No. 5 filed with the Securities and Exchange Commission on February 9, 2004, includes (i) 6,292,908 shares beneficially owned by Neuberger Berman, LLC and Neuberger Berman Management, Inc., each a wholly-owned subsidiary of Neuberger Berman, Inc., and Neuberger Berman Genesis Fund (ii) 199,500 shares beneficially owned by Neuberger Berman, LLC and Neuberger Berman Management, Inc. and (iii) 1,954,149 shares beneficially owned by Neuberger Berman, LLC.  Neuberger Berman, Inc. has sole voting power with respect to 297,751 of these shares, shared voting power with respect to 4,725,500 of these shares, and shared dispositive power with respect to all of these shares.  The address of each of these parties is 605 Third Avenue, New York, New York 10158-3698.

(3)

According to a Amendment number 7 to Schedule 13D filed June 10, 2005, the figure includes 4,149,818 shares of common stock beneficially owned by VA Partners, L.L.C. as general partner of ValueAct Capital Partners Co-Investors, L.P. and ValueAct Capital Master Fund, L.P. and VA Partners, L.L.C., and as investment advisor of ValueAct Capital International, Ltd.  Mr. Ubben is attributed beneficial ownership of these shares as a managing member of VA Partners, L.L.C., but disclaims beneficial ownership except to the extent of his pecuniary interest in each fund.

(4)

According to a Amendment number 7 to Schedule 13D filed June 10, 2005, the figure includes 4,149,818 shares beneficially owned by VA Partners, L.L.C. serving as the general partner of ValueAct Capital Partners Co-Investors, L.P., ValueAct Capital Master Fund, L.P., and VA Partners, L.L.C., and as investment advisor of ValueAct Capital International, Ltd.  The address for each of these parties is 435 Pacific Avenue, 4th Floor, San Francisco, CA  94133.

(5)

According to a Schedule 13F, Amendment No. 1 filed with the Securities and Exchange Commission on May 18, 2005, includes 1,530,800 shares beneficially owned by Fidelity Management & Research Corp., 537,700 shares beneficially owned by Fidelity Management Trust Company, 91,700 shares beneficially owned by Strategic Advisors Incorporated.  The address for each of these parties is 82 Devonshire Street, Boston, MA  02109.

(6)	Includes 889,807 shares held by a trust of which Mr. Glover is the sole trustee.
(7)	Mr. Conway resigned as a director and executive officer of the Company on February 16, 2005 and reported that he owns 797,750 shares as of June 30, 2005.
(8)	Mr. Michael resigned as a director and executive officer of the Company on February 16, 2005 and reported he owned 78,835 shares as of June 30, 2005.
(9)

Mr. Purkait's employment contract with the Company was terminated on March 25, 2005. He reported ownership of 77,196 shares.  The figure includes 33,598 shares of options exercisable within 60 days of June 30, 2005.

Equity Compensation Plan Information

We currently maintain two equity compensation plans: the 1991 Stock Option Plan (the "1991 Plan") and the Amended 2000 Long-Term Incentive Plan (the "2000 Plan").  Each of these plans has been approved by our shareholders.

The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2005.

Plan Category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by shareholders	6,164,731[1]	$16.83	2,438,986[1]
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	6,164,731	$16.83	2,438,986

1 All of the shares that remained available for future issuance were available under the 2000 Plan.  No new awards may be granted under the 1991 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 13, 2004, we repurchased 1,500,000 shares of our common stock from two investment partnerships managed by VA Partners, LLC, at the time our largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date.  On December 14, we repurchased an additional 750,000 shares of our common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date.  The 2.25 million shares were repurchased for a total of $76.3 million pursuant to our Company's continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions.   VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of Mentor's Board of Directors.  The Company's Audit Committee evaluated and pre-approved the transactions.

Since 1991 we have had an exclusive agreement with Rochester Medical Corporation ("Rochester") a publicly traded company, to market and distribute certain external catheter products developed by Rochester.  The Company purchased $3.1 million of products from Rochester under the agreement during fiscal year 2005.  Three siblings of Christopher J. Conway, our former Chairman, own approximately 24% of Rochester shares.  Two of the siblings serve as directors and executive officers of Rochester.

Dr. Maher Michael, M.D., was employed as Vice President and Medical Director of the Company through March 2005.  Dr. Maher Michael, M.D., is the brother of Mr. Adel Michael, former Vice Chairman.  In fiscal 2005, Dr. Michael was paid total cash compensation of $605,455, including base salary of $237,866, plus a bonus of $100,980, other benefits of $11,609, and severance of $255,000.  In fiscal 2005, Dr. Michael also received non-cash compensation of options to purchase 7,500 shares of Mentor's common stock at an exercise price of $32.15 per share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Pursuant to authority delegated to the Audit Committee by the Board of Directors, the Audit Committee appointed the firm of Ernst & Young LLP to act as our principal independent auditors for the fiscal years ended 2004 and 2005 and the following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP for services rendered during the fiscal years ended 2004 and 2005:

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$1,201,420	$432,260
Audit-Related Fees (2)	118,075	152,448
Tax Fees (3)	78,553	126,399
All Other Fees (4)	5,000	-
TOTAL	$1,403,048	$711,107
(1)

Audit Fees - These are fees for professional services performed by Ernst & Young LLP for the audit of the Company's annual financial statements and review of financial statements included in our 10-Q filings, and Section 404 attest services, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees - These are fees for assurance and related services performed by Ernst & Young LLP. This includes assistance performing due diligence in connection with potential acquisitions.
(3)

Tax Fees - These are fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.  This includes preparation or review of original and amended tax returns for the Company and/or its subsidiaries and tax work stemming from our debt offering and other "Audit-Related" items.

(4)

All Other Fees - This category is for fees related to Information Technology participation in a security seminar sponsored by Ernst & Young LLP and for the Ernst & Young LLP online subscription service.

Under its Charter, the Audit Committee must pre-approve all engagements of our independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission.  Each year, the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee.  At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management.  At each subsequent Audit Committee meeting, the committee will receive updates on the services actually provided by the independent auditor, and management may present additional services for approval.  The committee has delegated to the Chairman of the committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings.  If the Chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

Since May 6, 2003, each new engagement of Ernst & Young LLP has been approved in advance by the Audit Committee and none of those engagements made use of the de minimus exception to pre-approval contained in the Commission's rules.

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

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance March 31, 2002	23,473	$2,347	$-	$(6,487)	$228,318	$224,178
Comprehensive income:
Net income	-	-	-	-	55,820	55,820
Foreign currency translation adjustment	-	-	-	13,437	-	13,437
Unrealized (loss) on investments	-	-	-	(551)	-	(551)
Comprehensive income						68,706
Exercise of stock options	374	37	6,621	-	-	6,658
Stock split	23,171	2,318	(2,318)
Income tax benefit arising from the exercise of stock options	-	-	2,699	-	-	2,699
Repurchase of common stock	(781)	(78)	(7,002)	-	(15,194)	(22,274)
Dividends declared ($.07 per share)	-	-	-	-	(3,257)	(3,257)
Balance March 31, 2003	46,237	$4,624	$-	$6,399	$265,687	$276,710
Comprehensive income:
Net income	-	-	-	-	54,779	54,779
Foreign currency translation adjustment	-	-	-	12,616	-	12,616
Unrealized gain on investments	-	-	-	107	-	107
Comprehensive income						67,502
Exercise of stock options	1,094	109	9,980	-	-	10,089
Income tax benefit arising from the exercise of stock options	-	-	5,406	-	-	5,406
Issuance of common stock for the acquisition of intangible assets	133	13	2,987	-	-	3,000
Convertible note hedge and warrants	-	-	(7,741)	-	-	(7,741)
Repurchase of common stock	(5,405)	(540)	(10,632)	-	(124,662)	(135,834)
Dividends declared ($.47 per share)	-	-	-	-	(20,828)	(20,828)
Balance March 31, 2004	42,059	$4,206	$-	$19,122	$174,976	$198,304

(continued on next page)

 MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance March 31, 2004	42,059	$4,206	$-	$19,122	$174,976	$198,304
Comprehensive income:	-	-	-	-	-	-
Net income	-	-	-	-	54,881	54,881
Foreign currency translation adjustment	-	-	-	6,215	-	6,215
Unrealized loss on investments	-	-	-	(175)	-	(175)
Comprehensive income	-	-	-	-	-	60,921
Exercise of stock options	1,028	103	11,435	-	-	11,538
Acceleration of options	-	-	4,405	-	-	4,405
Income tax benefit arising from the exercise of stock options	-	-	7,184	-	-	7,184
Repurchase of common stock	(2,341)	(234)	(14,605)	-	(64,934)	(79,773)
Dividends declared ($.66 per share)	-	-	-	-	(27,424)	(27,424)
Balance March 31, 2005	40,746	$ 4,075	$ 8,419	$ 25,162	$ 137,499	$ 175,155

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
69

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
79

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
89

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

MENTOR CORPORATION

DATE: July 29, 2005	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

DATE: July 29, 2005	/s/LOREN L. MCFARLAND
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

