Form 10-Q
period 2005-06-30
MENTOR CORP /MN/
filed 2005-08-09
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-7955

MENTOR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-0950791
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 Mentor Drive, Santa Barbara, California 93111
(Address of Principal Executive Offices) (Zip Code)

(805) 879-6000
(Registrant's telephone number including area code)

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

As of August 5, 2005 there were approximately 43,138,344 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) - June 30, 2005 and March 31, 2005
Consolidated Statements of Income (unaudited) - Three Months Ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) - Three Months Ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements - June 30, 2005
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
2

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

(in thousands, except share data)	June 30,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$136,395	$76,666
Marketable securities	34,275	36,228
Accounts receivable, net	109,227	110,749
Inventories	72,450	74,679
Deferred income taxes	24,207	23,976
Prepaid income taxes	7,566	1,500
Prepaid expenses and other	15,484	15,074
Total current assets	399,604	338,872

Property and equipment, net	68,197	72,287
Intangible assets, net	30,871	32,155
Goodwill, net	23,392	24,080
Other assets	10,225	10,207
	$532,289	$477,601
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)	June 30,	March 31,
	2005	2005
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,894	$31,290
Accrued compensation	33,933	28,680
Warranty and related reserves	26,524	25,728
Short-term bank borrowings	9	3,182
Sales returns	13,144	13,612
Deferred revenue	10,272	10,111
Income taxes payable	-	2,917
Current portion of purchase price related to acquired	1,167	1,812
technologies and acquisitions
Interest payable	72	1,083
Dividends payable	7,311	6,927
Other	17,030	16,517
Total current liabilities	141,356	141,859

Long-term accrued liabilities	10,056	10,587
Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; Issued and outstanding
43,027,472 shares at June 30, 2005;
40,745,626 shares at March 31, 2005;	4,303	4,075
Capital in excess of par value	57,106	8,419
Accumulated other comprehensive income	16,805	25,162
Retained earnings	152,663	137,499
	230,877	175,155
	$532,289	$477,601
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended June 30, 2005 and 2004
(Unaudited)
(in thousands, except per share data)	2005	2004

Net sales	$135,311	$122,432
Cost of sales	45,790	43,975
Gross profit	89,521	78,457

Selling, general and administrative expense	47,619	43,252
Research and development expense	8,037	8,030
	55,656	51,282

Operating income	33,865	27,175
Interest expense	(1,416)	(1,408)
Interest income	738	415
Other income (expense), net	46	(188)
Income before income taxes	33,233	25,994
Income taxes	10,758	8,340
Net income	$22,475	$17,654

Basic earnings per share	$0.53	$0.42
Diluted earnings per share[1]	$0.47	$0.37
Dividends per share	$0.17	$0.15

Weighted average shares outstanding
Basic	42,234	42,163
Diluted[1]	49,423	50,157

See notes to consolidated financial statements.

[1] We adopted the provisions of EITF 04-8 in December 2004 which requires that the dilutive impact of contingently issuable shares from our $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

Mentor Corporation
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2005 and 2004
(Unaudited)
(in thousands)
	2005	2004
Operating Activities:
Net income	$22,475	$17,654
Adjustments to derive cash flows from operating activities:
Depreciation	3,714	3,584
Amortization	1,048	1,177
Deferred income taxes	58	122
Tax benefit from exercise of stock options	18,406	1,899
Loss on sale of assets	24	1,360
Imputed interest on long-term liabilities	-	15
Changes in operating assets and liabilities:
Accounts receivable	(1,438)	(662)
Inventories	(744)	(2,263)
Prepaid income taxes and other current assets	(11,207)	265
Accounts payable and accrued liabilities	7,954	(1,632)
Income taxes payable	-	4,321
Net cash provided by operating activities	40,290	25,840

Investing Activities:
Purchases of property and equipment	(2,101)	(1,490)
Purchases of intangibles	-	(1,512)
Purchases of marketable securities	(97,464)	(50,835)
Sales of marketable securities	100,155	25,006
Net cash provided by (used) for investing activities	590	(28,831)

Financing Activities:
Proceeds from exercise of stock options	30,508	2,643
Dividends paid	(6,927)	(6,346)
Borrowings (repayments) under line of credit agreements, net	(3,199)	345
Net cash (used) provided by financing activities	20,382	(3,358)
Effect of currency exchange rates on cash and cash	(1,533)	(8)
equivalents
Increase (decrease) in cash and cash equivalents	59,729	(6,357)
Cash and cash equivalents at beginning of year	76,666	118,225
Cash and cash equivalents at end of period	$136,395	$111,868

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note A - Business Activity

Mentor Corporation was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-Q, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments, aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and the recently introduced non-animal based, hyaluronic acid dermal filler.  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

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

Basis of Presentation

The financial information for the three months ended June 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.  A discussion of the Company's significant accounting policies is described in the "Application of Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Effects of Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company intends to apply the provisions of this statement effective April 1, 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1- Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP No. 109-1). The FSP provides that the Deduction on Qualified Production Activities will be treated as a "special deduction" as described in SFAS No. 109, Accounting for Income Taxes.  Accordingly, the tax effect of this deduction will be reported as a component of the Company's tax provision and will not have an effect on deferred tax assets and liabilities. The Company anticipates that the Department of the Treasury may issue clarifying guidance with respect to the Deduction on Qualified Production Activities. The adoption of FSP No. 109-1 is not expected to have a material effect on the Company's consolidated financial statements; however, the Company will continue to evaluate the tax effect of the special deduction as further guidance is issued by the Department of the Treasury.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)").  SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements.  Cost will be measured based on the fair value of the equity or liability instruments issued.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123(R).  SAB 107 expresses views of the Staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated net income and earnings per share.  The Company has not completed its analysis of the impact of the adoption of 123(R); however, the effect of the adoption is estimated to approximate that shown in Note K- "Stock Options" in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing.  This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of "so abnormal".  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  The impact upon adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2004, the FASB confirmed Emerging Issue Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004.  The EITF reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share calculations, regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ended December 31, 2004 and retroactively applied its provisions to the interim periods ending June 30 and September 30, 2004 due to the Company's December 2003 issuance of convertible subordinated notes.  The impact of the EITF changed the diluted earnings per share calculation by increasing net income used in the numerator by the after-tax amount of interest expense related to the convertible notes (approximately $802,000 per quarter), and by increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares, the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $0.02 cents per share for the interim periods ending June 30 and September 30, 2004.

Note C - Interim Reporting

The Company's three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month of each calendar quarter.  The fiscal year end remains March 31st.  To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month.  The actual dates for each of the three interim quarters-ends are shown below:

	Fiscal 2006	Fiscal 2005
First Quarter	July 1, 2005	July 2, 2004
Second Quarter	September 30, 2005	October 1, 2004
Third Quarter	December 30, 2005	December 31, 2004

The accompanying unaudited consolidated financial statements for the three-month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2005 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  For short-term marketable securities, there were no material realized or unrealized gains or losses, nor were there any material differences between estimated fair values, based on quoted market prices, and the costs of securities in the investment portfolio as of June 30, 2005, and March 31, 2005.  Short-term investments, except auction rate securities, mature between three months and one year from the purchase date.  Auction rate securities carry interest or dividend rates that reset every 28 days, but have contractual maturities of greater than one year.  The Company's short-term marketable securities consist primarily of money market mutual funds, U.S., state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, auction rate securities, and investment grade corporate obligations, including commercial paper.

Available-for-sale investments at June 30, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$125,826	$-	$-	$125,826
Money market mutual funds	10,569	-	-	10,569
Marketable equity securities	161	-	(18)	143
U.S., State and Municipal agency obligations	34,171	-	(317)	33,854
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$171,005	$-	$(335)	$170,670

Included in cash and cash equivalents	136,395	-	-	136,395
Included in current marketable securities	34,610	-	(335)	34,275
Total available-for-sale investments	$171,005	$-	$(335)	$170,670

Available-for-sale investments at March 31, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$68,598	$-	$-	$68,598
Money market mutual funds	8,068	-	-	8,068
Marketable equity securities	161	-	(18)	143
U.S., State and Municipal agency obligations	36,149	-	(342)	35,807
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Included in cash and cash equivalents	76,666	-	-	76,666
Included in current marketable securities	36,588	-	(360)	36,228
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2005 and March 31, 2005 consisted of:

(in thousands)	June 30,	March 31,
Raw materials	$14,120	$14,155
Work in process	12,193	12,055
Finished goods	46,137	48,469
	$72,450	$74,679

Note F - Property and Equipment

Property and equipment is stated at cost.  Depreciation is based on the useful lives of the properties and computed using the straight-line method.  Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms.  Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred.

Property and equipment at June 30, 2005 and March 31, 2005 consisted of:

(in thousands)	June 30,	March 31,
Land	$560	$574
Buildings	23,967	24,758
Leasehold improvements	27,231	25,371
Furniture, fixtures and equipment	108,438	109,325
Construction in progress	2,129	4,562
	162,325	164,590
Less accumulated depreciation	(94,128)	(92,303)
	$68,197	$72,287

Note G - Warranties

The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty period, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.

Information on changes in the Company's accrued warranties and related reserves are as follows:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Beginning warranty and related reserves	$25,728	$23,396
Costs of warranty claims	(1,065)	(1,101)
Accruals for product warranties	1,861	2,044
Ending warranty and related reserves	$26,524	$24,339

Note H - Other Comprehensive Income

The components of comprehensive income are listed below:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Net income	$22,475	$17,654
Foreign currency translation adjustment	(7,976)	(42)
Unrealized losses on marketable	(381)	(161)
securities and investment activities, net
Comprehensive income	$14,118	$17,451
11

Note I - Income Taxes

The effective rate of corporate income taxes was 32.4% and 32.1% for the three-month periods ended June 30, 2005 and 2004, respectively.

We do not provide for U.S. income taxes on undistributed earnings of our foreign corporations that are intended to be invested indefinitely outside the United States.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (AJCA).  The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations.  Further, uncertainty remains as to how to interpret numerous provisions in the AJCA and additional technical clarification is expected to be issued.  As such, the Company is currently evaluating the effects of the repatriation provisions and our fiscal 2006 first quarter results of operations do not reflect any impact relating to such repatriation provisions.  For fiscal 2006, the Company is considering repatriation of up to $25.0 million in foreign profits, and the Company estimates the tax liability on the $25.0 million would be approximately $1.5 to $2.0 million.

Note J - Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company's common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that when the effect is dilutive, net income is increased by the after-tax interest expense on the Company's convertible subordinated notes, and the number of shares outstanding is increased by potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of shares issuable under the terms of employee stock options, warrants, and the 2¾% convertible subordinated notes.  A reconciliation of net income for basic earnings per share to net income for diluted earnings per share and weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follow:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Net income: as reported[1]	$22,475	$17,654
Add back after-tax interest expense on convertible notes	802	802
Net income for numerator of diluted earnings per share	$23,277	$18,456

[1] Net income as reported includes no compensation expense associated with stock options.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2005	2004
Weighted average outstanding shares: basic	42,234	42,163
Shares issuable through exercise of stock options	2,056	2,873
Shares issuable through convertible notes	5,133	5,121
Weighted average outstanding shares: diluted[2]	49,423	50,157
Basic earnings per share	$0.53	$0.42
Diluted earnings per share[2]	$0.47	$0.37

[2] The Company adopted the provisions of EITF 04-8 in December 2004 which requires that the dilutive impact of contingently issuable shares from the Company's $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

Shares issuable through stock options are determined using the treasury stock method.  Shares potentially issuable upon the conversion of the Company's 2¾% convertible subordinated notes are included in the calculation when the effect of the conversion would be dilutive on diluted earnings per share.  This inclusion of potentially issuable shares is required even when the notes are not actually subject to conversion because the required conditions for conversion (described in Note O - "Long-Term Debt" below) have not been satisfied.  The Company purchased a note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible notes by effectively increasing the conversion price of the notes to the warrant strike price of $39.3368 per share.  The convertible note hedge is always excluded from the calculation of diluted earnings per share because its impact will always be anti-dilutive.  However, SFAS 128 requires that the dilutive impact of the warrants be included in diluted earnings per share using the treasury stock method whenever the average price of the Company's common shares exceeds the strike price of the warrants.  For example, using the treasury stock method, if the average price of our stock during the period ended June 30, 2005 had been $38.00, $43.00 or $49.00; the shares from the warrants to be included in diluted earnings per share would have been zero, 426,000 and 1,002,000 shares, respectively.  The total number of shares that could potentially be included under the warrants is 5.1 million.  Since the average share price of our stock during the quarter ended June 30, 2005 did not exceed the conversion price of warrants, $39.3368, there was no impact of these warrants on diluted shares or diluted earnings per share during that period.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied. In addition, the EITF required application on retrospective basis for all periods presented.  Accordingly, the diluted earnings per share for the quarter ended June 30, 2004 were restated from the originally reported amount of $0.39 per share to $0.37 per share.

Note K - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan and 1991 Plan.  Options granted under both plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.

Stock option exercise prices are set at fair market value, as determined by the closing price of the Company's common stock on the New York Stock Exchange on the date of grant, and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 "Accounting for Stock-Based Compensation" requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period.

The pro forma effect on net income may not be representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a different number of stock options granted in succeeding years, at different fair values.  The Company's pro forma information is as follows:

	Three Months Ended
	June 30,
(in thousands except per share data)	2005	2004
Net income: as reported[1]	$22,475	$17,654
Deduct: compensation expense fair value method	(1,446)	(1,768)
Net income: pro forma	$21,029	$15,886

Basic earnings per share: as reported	$0.53	$0.42
Basic earnings per share: pro forma	$0.50	$0.38

Net income: as reported[1]	$22,475	$17,654
Add back after-tax interest expense on convertible notes	802	802
Net income: diluted earnings per share[2]	23,277	18,456
Deduct: compensation expense fair value method	(1,446)	(1,768)
Net income: diluted earnings per share pro forma	$21,831	$16,688

Diluted earnings per share: as reported[2]	$0.47	$0.37
Diluted earnings per share: pro forma[2]	$0.44	$0.33

[1] Net income as reported includes no compensation expense associated with stock options.

[2] The Company adopted the provisions of EITF 04-8 in December 2004 which requires that the dilutive impact of contingently issuable shares from the Company' $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

In December 2004, the Financial Accounting Standards Board issued SFAS" No. 123(R), "Share-Based Payment".  SFAS No. 123(R) will require the Company to account for its stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  The Company currently accounts for its employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, which generally results in no employee stock option expense.  The Company plans to adopt SFAS No. 123(R) on April 1, 2006, as required.

Note L - Share Repurchase Program

The Company has a share repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effect of our employee stock option program (Long-Term Incentive Plan) and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During fiscal 2005, 2.3 million shares were repurchased for $79.8 million and 1.3 million shares remained authorized for repurchase as of March 31, 2005 and June 30, 2005.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.  The Company entered into a Credit Agreement on May 26, 2005, which provides for certain limitations regarding future share repurchases.  See Note P - "Credit Agreement" for additional information on the Credit Agreement.

Note M - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2.0 million in cash and issued restricted common stock valued at $4.0 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next few years as workstation sales are made.  The net present value of these amounts is recorded at June 30, 2005, in current accrued liabilities ($0.2 million) and in long-term accrued liabilities ($0.7 million), as the Company believes it is probable these payments will be made.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2.0 million in cash and up to an additional $2.0 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets, and the net present value in the amount of $1.0 million is recorded at June 30, 2005, in accrued liabilities, as the Company believes it is probable this payment will be made.

Note N - Goodwill & Intangible Assets

Goodwill and intangible assets have been recorded at either incurred or allocated cost and are amortized over their useful lives ranging from 3-20 years on a straight line basis.  Allocated costs were based on respective fair values at the date of acquisition.

All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests are performed in the fourth quarter of each fiscal year.  No potential impairment issues were noted for the quarter ended June 30, 2005.

As of June 30, 2005 and March 31, 2005, accumulated amortization of intangible assets was $13.4 million and $12.7 million, respectively.

Note O - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.2216 per share and are subordinated to all existing and future senior debt.

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
15

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

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's recent dividend increase the conversion price has been adjusted to $29.2216, and each $1,000 principle amount will be convertible into 34.2213 shares of common stock.

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares and expire January 1, 2009.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to approximately $39.3368.  The cost of the note hedge and the proceeds of warrants sale have been included in shareholders' equity in accordance with the guidance in Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Subsequent to the end of the quarter, June 30, 2005, one of the conditions required for conversion o f the notes was satisfied and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

Note P - Credit Agreement

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

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of June 30, 2005, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders, body contouring (liposuction) equipment and disposables, and the recently introduced facial aesthetic products.  The surgical urology segment includes erectile dysfunction products, brachytherapy seeds for cancer treatment, women's health products and disposable urinary care products.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the three-month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Net sales
Aesthetic and General Surgery	$74,126	$65,544
Surgical Urology	34,219	31,912
Clinical and Consumer Healthcare	26,966	24,976
Total consolidated revenues	$135,311	$122,432

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Operating profit
Aesthetic and General Surgery	$29,267	$25,599
Surgical Urology	4,002	1,613
Clinical and Consumer Healthcare	4,470	3,624
Total reportable segments	$37,739	$30,836

	Three Months Ended
	June 30,
(in thousands)	2005	2004
Operating income
Reportable segments	$37,739	$30,836
Corporate operating expenses	(3,874)	(3,661)
Interest expense	(1,416)	(1,408)
Interest income	738	415
Other income (expense)	46	(188)
Income before income taxes	$33,233	$25,994

	As of
(in thousands)	June 30,	March 31,
	2005	2005
Identifiable assets
Aesthetic and General Surgery	$162,960	$161,207
Surgical Urology	107,537	111,989
Clinical and Consumer Healthcare	51,193	53,767
Total reportable segments	$321,690	$326,963

 Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended March 31, 2005, and subsequent reports on Form 8‑K, which discuss our business in greater detail.

The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  These risks, in addition to the other information in this Report and in our other filings with the SEC, should be carefully considered before deciding to purchase, hold or sell our securities.

All statements included in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

•    our anticipated growth strategies;

      •    our anticipated sales, expenses and taxes for fiscal 2006;

      •    our intention to introduce or seek regulatory approval for new products;

      •    our ability to continue to meet FDA and other regulatory requirements;

      •    our anticipated outcomes of litigation and regulatory reviews;

      •    our ability to replace sources of supply without disruption or regulatory delay;

      •    our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets;

      •    our ability to consummate acquisitions and integrate their operations successfully; and

      •    our need for capital.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue,"  "ongoing", "guidance," and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section "Risk Factors" below.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Company Overview

Founded in 1969, Mentor Corporation is a leading supplier of medical products for the global health care market.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.

Our aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery and our recently introduced facial aesthetic products, as well as capital equipment and consumables used for body contouring (traditional and ultrasonic liposuction).  Our surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Our clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

We employ approximately 2,000 people around the world and are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, France, The Netherlands and United Kingdom.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  The cost of goods sold represents raw materials, labor and overhead, and the cost of third party finished products.  Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, and changes in manufacturing processes and yields.

In addition to our strong domestic presence, we export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, France, Japan, Benelux, Australia, Spain, Portugal and Italy, as well as through independent distributors in other countries.

We employ specialized domestic sales forces for our aesthetic surgery, body contouring, and urologic specialties, which includes our women's health, erectile dysfunction, prostate brachytherapy and clinical and consumer healthcare product lines.  Each sales force provides product information or specific data support and related services to physicians, nurses and other health care professionals.  We also market certain products, particularly our disposable incontinence products, through a domestic network of independent hospital supply dealers and healthcare distributors, as well as through retail pharmacies.

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

Recent Events

On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our Pre-Market Approval ("PMA") application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the advisory panel, composed of outside experts selected by the FDA, had recommended in their April 2005 review of our PMA application.  On April 11-13, 2005, the advisory panel had met to consider questions presented to it by the FDA regarding our PMA application and to make a recommendation to the FDA regarding whether the PMA application should be approved.  In a majority 7-to-2 vote, the panel recommended approval, with conditions, of our PMA application.  We are currently engaged in discussions with the FDA to address the conditions stated in the approvable letter and cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

On June 8, 2005, we launched our new IsoStrand™ product for use in conjunction with the IsoLoader™ workstation, which allows the end-user to automate stranding and needle loading directly from the treatment plan on the IsoLoader™.  The IsoStrand product is intended to meet the clinical shift towards intra-operative planning and the clinical demands for "real time" needle loading.

On May 26, 2005, we launched our new dermal filler product, Puragen™, in a variety of international markets.  Puragen™ is our proprietary non-animal based, hyaluronic acid dermal filler that features double cross-linked technology (DXL™).  We are currently conducting a clinical study of Puragen™ in the United States, and expect to file our PMA application with the FDA for sale and distribution before the end of calendar 2005.

On May 21, 2005, we launched Aris™, our newest trans-obturator sling product for the treatment of stress urinary incontinence.  Aris™ represents our most recent technical achievement for a knitted, monofilament polypropylene tape.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, we evaluate our estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment.  These accounting polices are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2005	2004

Net sales	100.0%	100.0%
Cost of sales	33.8	35.9
Gross profit	66.2	64.1
Selling, general and administrative expense	35.2	35.3
Research and development expense	5.9	6.5
Operating income	25.1	22.3
Interest expense	(1.0)	(1.2)
Interest income	0.5	0.3
Other income (expense), net	0.0	(0.2)
Income before income taxes	24.6	21.2
Income taxes	8.0	6.8
Net income	16.6%	14.4%

For the three-month period ended June 30, 2005 compared to the three-month period ended June 30, 2004

Net sales

Net sales for the three-month period ended June 30, 2005 increased 10.5% to $135.3 million, from $122.4 million for the same period in the prior year.  Positive foreign currency exchange effects, principally the stronger Euro, over the same quarter in prior year, had a favorable year-to-year impact on sales of $1.8 million for the three-month period.  However, foreign exchange rates have recently been volatile and should the dollar to Euro exchange rate remain at the current level or fall further, we expect that there would be a negative impact on sales in the remainder of the fiscal year when compared to the prior year. We expect total fiscal 2006 sales to grow at a low double-digit rate over sales in fiscal 2005.

	Sales by Principal Product Line
	Three Months Ended
	June 30,
			Percent Change
(in thousands)	2005	2004
Aesthetic & General Surgery Products	$74,126	$65,544	13.10%
Surgical Urology Products	34,219	31,912	7.20%
Clinical & Consumer Healthcare Products	26,966	24,976	8.00%
	$135,311	$122,432	10.50%
21

Net sales of aesthetic and general surgery products increased 13.1% to $74.1 million for the quarter ended June 30, 2005, from $65.5 million for the same period in the prior year.  Approximately $0.6 million of this increase is attributable to positive foreign currency exchange effects, and the balance is primarily attributable to organic growth of our silicone gel-filled breast implants and other products associated with breast reconstruction surgeries.  Total net sales of breast implant products increased 13% to $64.8 million for the quarter from $57.4 million for the same period in the prior year.  Increased net sales were primarily driven by growth in the reconstruction market both domestically and internationally.  Although we try to avoid competing on price, we continue to see competitive price pressure in both the domestic and international markets. Net sales of body contouring products increased 5% to $5.0 million for the quarter, from $4.8 million for the same period in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and sales of our capital equipment and associated disposable products were the leading contributors to body contouring sales growth for the quarter ended June 30, 2005.  Other aesthetic products sales increased 17% to $3.9 million for the quarter from $3.4 million in the same period in the prior year, primarily as a result of our recently launched aesthetic facial product internationally and increased revenue from physician participation in our "Extreme Mentor" direct-to-consumer television advertising program.

Net sales of surgical urology products increased 7.2% to $34.2 million for the quarter ended June 30, 2005, from $31.9 million for the same period in the prior year.  Net sales of our disposable urinary care products increased by $1.2 million to $17.0 million for the quarter ended June 30, 2005, compared to $15.8 million for the same period in the prior year.  Both our domestic and international markets experienced sales growth in disposable urinary care products.  Net sales of women's health products increased 8% to $6.4 million for the three months ended June 30, 2005, compared to $5.9 million for the same period in prior year.  The majority of this increase was due to strong sales of our recently released Aris™ product and licensing revenues from our trans-obturator method patent, partially offset by declines in other synthetic and tissue based product sales.  Net sales of penile implants increased 8% to $6.9 million, from $6.4 million in the same period in the prior year, due to continued market acceptance of our Titan® penile implant device, a reduction in the trend of patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales, and the recent release of Genesis™, our coated malleable penile implant.  Brachytherapy products net sales increased by 4% to $4.0 million for the quarter ended June 30, 2005, from $3.9 million for the same period in the prior year, primarily as a result of higher unit sales.  The favorable impact of foreign exchange rate variations for the surgical urology product segment, which primarily benefits our disposable urinary care products, was $0.7 million for the quarter ended June 30, 2005.

Net sales of clinical and consumer healthcare products increased 8.0% to $27.0 million for the quarter ended June 30, 2005, from $25.0 million for the same period in the prior year.  Net sales growth was generally aided by the effect of the stronger Euro, as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar; this positive foreign currency exchange effect was approximately $0.5 million for the segment for the quarter.  The remainder of the growth is primarily attributable to an overall increase in unit sales in our international markets, partially offset by decreases in average selling prices.

Gross profit

Gross profit increased to 66.2% of net sales for the quarter ended June 30, 2005, compared to 64.1% for the same period in the prior year, primarily due to a shift in product sales towards our higher margin segment, improved manufacturing efficiencies, and lower material costs.  Gross profit for aesthetic and general surgery products improved to 77.0% of net sales, or $57.1 million for the quarter ended June 30, 2005, up from 74.8%, or $49.0 million of net sales, in the same period in the prior year.  This 2.2% increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and overall increased manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products improved to 56.1% of net sales for the quarter ended June 30, 2005, compared to 53.9% of net sales in the same period in the prior year.  This improvement is primarily due to a shift to higher margin products, licensing revenue from our trans-obturator method patent, and improved manufacturing efficiencies.  Gross profit for healthcare products increased to 49.2% of net sales for the quarter ended June 30, 2005, compared to 48.9% of net sales in the same period in the prior year.  This increase is primarily due to improved manufacturing efficiencies at our domestic manufacturing facilities, partially offset by lower average selling prices to our international distributors.

Selling, General and Administrative

Selling, general and administrative expenses were $47.6 million, or 35.2% of net sales for the quarter ended June 30, 2005, compared to $43.3 million or 35.3% in the same period in the prior year.  The increased dollar amount for the period is primarily due to expenses of approximately $1.2 million related to our direct-to-consumer advertising programs, an increase of approximately $0.7 million in certain compensation expenses associated with the achievement of operating targets, costs associated with our facial aesthetics marketing efforts in support of the recent international launch of our hyaluronic acid-based dermal filler product, Puragen™, and, to a lesser extent, the effect of foreign currency fluctuations on expenses incurred at our foreign operations.  These increases in selling, general and administrative expense were partially offset by improved general and administrative efficiencies and lower charges related to organizational restructuring.

Research and Development

Research and development expenses for the quarters ended June 30, 2005 and 2004, were relatively flat at $8.0 million, and represented approximately 5.9% and 6.5% of net sales, respectively.  Research and development spending for the quarter ended June 30, 2005 was primarily related to supporting key strategic product development programs, including our silicone gel-filled breast implant regulatory submissions in the United States and Canada, increased patient volume in our silicone gel-filled breast implant adjunct study, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen™, and our botulinum toxin project.  The decrease in research and development expenses as a percentage of net sales is primarily the result of timing of research and development expenditures.  In addition, prior year research and development expenses included a $0.8 million charge related to the termination of a brachytherapy development project and related manufacturing equipment.

Interest and Other Income and Expense

Interest expense remained relatively flat at $1.4 million for the quarter ended June 30, 2005, compared to the same period in the prior year.  Included in these costs are interest on our $150 million convertible subordinated notes issued in December 2003, carrying a coupon of 2¾%, and interest expense on balances outstanding under our foreign lines of credit.  Interest income increased $0.3 million to $0.7 million for the quarter ended June 30, 2005, from $0.4 million for the same period in the prior year, as a result of generally higher rates of interest and higher levels of cash balances.

Income Taxes

The effective rate of corporate income taxes for the three months ended June 30, 2005 was 32.4% as compared to 32.1% for the same period in the prior year.  We are evaluating the potential repatriation of up to $25 million of foreign profits during the balance of fiscal year 2006.  Such repatriation would increase our tax liability and tax rate slightly in the remainder of the fiscal year.

Net Income and Earnings Per Share

Net income for the quarter ended June 30, 2005 increased 27% to $22.5 million, from $17.7 million in the same period in the prior year.  Diluted earnings per share increased 27% to $0.47 for the quarter, compared to $0.37 for the same period in the prior year.  We adopted the provisions of EITF 04-8 in December 2004, which requires that the diluted impact of contingently issuable shares from our $150 million of convertible notes be included in the diluted earnings per share calculation on a retrospective basis.

Seasonality

Our quarterly results reflect slight seasonality, as the fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as patients tend to take vacation, particularly in Europe, during this quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, and debt service requirements for the foreseeable future.  However, in order to provide for greater financial flexibility and liquidity, we may raise additional capital from time to time.

We had cash, cash equivalents and short-term marketable securities of $170.7 million and $112.9 million at June 30, 2005 and March 31, 2005, respectively.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year from the date of purchase.  Our short-term marketable securities consist primarily of money market mutual funds, U.S. state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, auction rate securities, and investment grade corporate obligations, including commercial paper.

Cash Flow Changes

The following table summarizes our cash flow activity:

	Three Months Ended
	June 30,
(in thousands)	2005	2004

Net cash provided by operating activities	$40,290	$25,840
Net cash provided (used) by investing activities	590	(28,831)
Net cash provided (used) in financing activities	20,382	(3,358)

Operating

Cash provided by operating activities of $40.3 million and $25.8 million in the three-month periods ended June 30, 2005 and 2004, respectively, was greater than net income for the same three-month periods in both 2005 and 2004, due to the net impact of non-cash adjustments to income.  Non-cash adjustments include tax benefits from the exercise of employee stock options, depreciation and amortization, deferred income taxes and loss on the disposal of assets.

Our working capital was $258.2 million at June 30, 2005 and $197.0 million at March 31, 2005.  Cash provided by operating activities has been our primary recurring source of funds.  In addition, in the quarter ended June 30, 2005, we received $30.5 million from the exercise of employee stock options.

Investing

Net cash from investing activities is primarily attributable to capital expenditures on property and equipment.  Our capital expenditures for the three-month period ended June 30, 2005 totaled $2.1 million.  We anticipate our capital expenditures to total approximately $20.0 million in fiscal 2006, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  Capital expenditures in the quarter were offset by net sales of marketable securities.  Total cash provided by investing activities for the three-month period ended June 30, 2005 was $0.6 million.  Total cash used in investing activities for the three-month period ended June 30, 2004 was $28.8 million, reflecting an investment of $25.8 million in marketable securities and capital expenditures of $3.0 million.

Financing

Net cash from financing activities is primarily related to; dividends, employee stock option exercises, debt financing activities, and our share repurchases.

We have a share repurchase program primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding. All shares repurchased under the program are retired and are no longer deemed to be outstanding.  There were no share repurchases during the quarter ended June 30, 2005.  At June 30, 2005, 1.3 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Additionally, after the repurchase of the 1.3 million shares currently authorized for repurchase, our new Credit Agreement limits the amount that can be used to repurchase shares to net income from the previous four quarters less dividends.

Since September 2004, the Board of Directors has authorized quarterly dividends of $0.17 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  At the current annual dividend rate of $0.68 per share, the aggregate annual dividend would be approximately $29.3 million.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $30.5 million and $2.6 million of cash in the three-month periods ending June 30, 2005 and 2004, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, share repurchases up to certain dollar limitations, and for other general corporate purposes.  As of June 30, 2005, there were no borrowings outstanding under the Credit Agreement.

Interest on borrowings under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or LIBOR plus an additional percentage that varies between 1% and 1.65%, depending on our senior leverage ratio at the time of the borrowing.  We paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by certain of our subsidiaries or secured by their capital stock.  In addition, if the ratio of total funded debt to adjusted earnings before interest, taxes, depreciation and amortization (or "adjusted EBITDA"), exceeds 2.50 to 1.00, then we are obligated to grant to the lenders a first priority perfected security interest in essentially all of our domestic assets.

The Credit Agreement imposes certain financial and operational restrictions regarding certain liquidity and earnings ratios, as well as certain investments, types of indebtedness or liens, and acquisitions, repurchases of shares of common stock, and payment of dividends or disposition of assets above specified thresholds.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at a conversion price of $29.2216 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.3368.

Subsequent to the end of the quarter, June 30, 2005, one of the conditions required for conversion o f the notes was satisfied and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

Other Financing

In fiscal 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These unsecured lines are at market rates of interest, are guaranteed by the Company, and total $6.9 million.  There were no borrowings under these lines of credit as of June 30, 2005.

In fiscal 2002, a line of credit of $6.3 million was established to finance the construction of a new facility in Leiden, The Netherlands.  Upon completion, the line of credit was converted to a revolving facility.  The borrowings accrue interest at EURIBOR plus 0.75% and are secured by the new facility and other assets in The Netherlands.  There were no borrowings under this revolving facility at June 30, 2005.

During the quarter ended June 30, 2005, we repaid $3.2 million outstanding under our foreign lines of credit.  The total amount of borrowings available to us under all lines of credit was $212 million at June 30, 2005.

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

From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices, or related to the sale of our products.  It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of our presently marketed products or products under development.  Any change in legislation or regulations that govern the review and approval process relating to our current and/or future products, or that restrict the manner by which we may sell our products, could make it more difficult and/or costly to obtain approval for new products, and/or to produce, market, and distribute existing products.

If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position.  Any significant delays in the above or termination or failure of our clinical trials would materially and adversely affect our research, development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.

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

Our products also compete with a number of other similar medical products manufactured by major companies, and may also compete with new products currently under development by major companies and others.  On January 8, 2004, the FDA released a "Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants."  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  We completed our pre-market approval ("PMA") application to the FDA for our silicone gel-filled implants for breast augmentation, reconstruction and revision in December 2003, using the February 2003 guidance document previously released by the FDA.  The Agency indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  In August 2004, we amended our PMA based on the January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA.  On April 11-13, 2005, an advisory panel composed of outside experts selected by the FDA met to consider questions presented to it by the FDA regarding our and our competitor's PMA submissions and to make a recommendation to the Agency regarding whether the PMA applications should be approved.  The panel recommended approval of our PMA submission to the FDA, with conditions.  On July 28, 2005, we received an "approvable" letter, with conditions, from the FDA on our PMA application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  Despite the approvable letter, the FDA may ultimately decide to not approve our silicone gel-filled breast implants for sale in the United States, and the FDA will most likely recommend additional post-approval conditions or requirements, which could impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance, (such as that announced on January 8, 2004 by the FDA), may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our competitor gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  We have been notified of Health Canada's desire to hold a public forum on these devices in September of this year.  We cannot predict the outcome of this review, nor determine when or if Health Canada will approve our product application.  In addition, any approval could be granted with stringent post-marketing requirements that may impact our sales and earnings, depending on the scope and complexity of such requirements.

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

Certain elective procedures, such as breast augmentation, body contouring, and in some cases surgical treatment for male impotence are not covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our sales and profitability.

If we are unable to implement new information technology systems, our ability to manufacture and sell products, maintain regulatory compliance and manage and report our business activities may be impaired, delayed or diminished, which would cause substantial business interruption and loss of sales, customers and profits.

In fiscal 2004, we implemented an enterprise resource planning system at our major locations which is our primary business management system.  We intend to continue to implement the system for nearly all of our businesses worldwide.  Many other companies have had severe problems with computer system implementations of this nature and scope.  We are using a controlled project plan and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

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

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results and require restatement of previously issued results for retroactive application of the new accounting standard.  This was evidenced by the adoption of EITF 04-8 which was adopted in the quarter ended December 2004, resulting in the restatement of diluted earnings per share and weighted average shares outstanding, for fiscal year 2004 and the interim periods ending June 30, and September 30, 2004.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock, with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.34 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us.  For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, business partners, distributors, shareholders, or competitors could be very costly and could substantially disrupt our business.  Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On June 30, 2005, the closing price of our common stock on the New York Stock Exchange was $41.48 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.2216 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

 Item 6. Exhibits

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

MENTOR CORPORATION

(Registrant)

Date:	August 8, 2005	By:	/s/JOSHUA H. LEVINE
Joshua H. Levine
Chief Executive Officer

Date:	August 8, 2005	By:	/s/LOREN L .MCFARLAND
Loren L. McFarland
Chief Financial Officer
36