Form 10-Q
period 2005-09-30
MENTOR CORP /MN/
filed 2005-11-08
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
 September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No  ☐

As of November 2, 2005 there were approximately 43,779,969 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) - September 30, 2005 and March 31, 2005
Consolidated Statements of Income (unaudited) - Three Months Ended September 30, 2005 and 2004
Consolidated Statements of Income (unaudited) - Six Months Ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) - Six Months Ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements - September 30, 2005
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

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands)	2005	2005
Assets
Current assets:
Cash and cash equivalents	$67,981	$76,666
Marketable securities	112,109	36,228
Accounts receivable, net	99,800	110,749
Inventories	75,458	74,679
Deferred income taxes	24,396	23,976
Prepaid income taxes	8,872	1,500
Prepaid expenses and other	18,919	15,074
Total current assets	407,535	338,872

Property and equipment, net	67,614	72,287
Intangible assets, net	30,000	32,155
Goodwill, net	23,263	24,080
Other assets	10,441	10,207
	$538,853	$477,601
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands)	2005	2005
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,769	$31,290
Accrued compensation	22,350	28,680
Warranty and related reserves	27,151	25,728
Short-term bank borrowings	9	3,182
Sales returns	11,898	13,612
Deferred revenue	10,877	10,111
Income taxes payable	2,087	2,917
Current portion of purchase price related to acquired	1,117	1,812
technologies and acquisitions
Interest payable	1,084	1,083
Dividends payable	7,821	6,927
Other	16,336	16,517
Total current liabilities	133,499	141,859

Long-term accrued liabilities	9,668	10,587
Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
43,451,420 shares at September 30, 2005;
40,745,626 shares at March 31, 2005;	4,345	4,075
Capital in excess of par value	67,974	8,419
Accumulated other comprehensive income	16,408	25,162
Retained earnings	156,959	137,499
	245,686	175,155
	$538,853	$477,601
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended September 30, 2005 and 2004
(Unaudited)

(in thousands, except per share data)	2005	2004

Net sales	$114,287	$108,779
Cost of sales	40,557	40,638
Gross profit	73,730	68,141

Selling, general and administrative expense	45,358	40,568
Research and development expense	9,146	8,553
	54,504	49,121

Operating income	19,226	19,020
Interest expense	(1,470)	(1,228)
Interest income	881	533
Other income (expense), net	3	5
Income before income taxes	18,640	18,330
Income taxes	6,522	5,796
Net income	$12,118	$12,534

Basic earnings per share	$0.28	$0.29
Diluted earnings per share[1]	$0.25	$0.26
Dividends per share	$0.18	$0.17

Weighted average shares outstanding
Basic	43,253	42,548
Diluted[1]	51,515	50,362

See notes to consolidated financial statements.

[1] We adopted the provisions of EITF 04-8 in December 2004, which requires that the dilutive impact of contingently issuable shares from our $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

Mentor Corporation
Consolidated Statements of Income
Six Months Ended September 30, 2005 and 2004
(Unaudited)

(in thousands, except per share data)	2005	2004

Net sales	$249,598	$231,211
Cost of sales	86,347	84,613
Gross profit	163,251	146,598

Selling, general and administrative expense	92,977	83,820
Research and development expense	17,183	16,583
	110,160	100,403

Operating income	53,091	46,195
Interest expense	(2,886)	(2,636)
Interest income	1,619	948
Other income (expense), net	49	(183)
Income before income taxes	51,873	44,324
Income taxes	17,280	14,136
Net income	$34,593	$30,188

Basic earnings per share	$0.81	$0.71
Diluted earnings per share[1]	$0.72	$0.63
Dividends per share	$0.35	$0.32

Weighted average shares outstanding
Basic	42,748	42,356
Diluted[1]	50,477	50,260

See notes to consolidated financial statements.

[1] We adopted the provisions of EITF 04-8 in December 2004, which requires that the dilutive impact of contingently issuable shares from our $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

Mentor Corporation
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Operating Activities:
Net income	$34,593	$30,188
Adjustments to derive cash flows from operating activities:
Depreciation	7,416	7,289
Amortization	2,124	2,368
Deferred income taxes	(550)	(1,631)
Tax benefit from exercise of stock options	22,497	3,223
(Gain) loss on sale of assets	36	1,436
Imputed interest on long-term liabilities	-	15
(Gain) loss on long-term marketable securities	3	-
Changes in operating assets and liabilities:
Accounts receivable	7,884	3,918
Inventories	(3,969)	(4,836)
Prepaid income taxes and other current assets	(13,420)	(3,533)
Accounts payable and accrued liabilities	(2,196)	7,364
Income taxes payable	898	(267)
Net cash provided by operating activities	55,316	45,534

Investing Activities:
Purchases of property and equipment	(5,385)	(4,829)
Purchases of intangibles	(272)	(1,500)
Purchases of marketable securities	(221,610)	(69,028)
Sales of marketable securities	145,974	41,854
Net cash provided by (used) for investing activities	(81,293)	(33,503)

Financing Activities:
Proceeds from exercise of stock options	37,327	9,628
Dividends paid	(15,280)	(13,637)
Borrowings (repayments) under line of credit agreements, net	(3,043)	632
Net cash (used) provided by financing activities	19,004	(3,377)
Effect of currency exchange rates on cash and cash equivalents	(1,712)	310
Increase (decrease) in cash and cash equivalents	(8,685)	8,964
Cash and cash equivalents at beginning of year	76,666	118,225
Cash and cash equivalents at end of period	$67,981	$127,189

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Basis of Presentation

The financial information for the three and six months ended September 30, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Effects of Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for, and reporting a change in, accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error.  The pronouncement also carries forward the provisions of SFAS No. 3, which govern reporting accounting changes in interim financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company intends to apply the provisions of this statement effective April 1, 2006.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  The FSP provides that the deduction on qualified production activities will be treated as a "special deduction" as described in SFAS No. 109, Accounting for Income Taxes.  Accordingly, the tax effect of this deduction will be reported as a component of the Company's tax provision and will not have an effect on deferred tax assets and liabilities.  The Company anticipates that the Department of Treasury may issue clarifying guidance with respect to the deduction on qualified production activities.  The adoption of FSP No. 109-1 is not expected to have a material effect on the Company's consolidated financial statements; however, the Company will continue to evaluate the tax effect of the special deduction as further guidance is issued by the Department of Treasury.

In December 2004, the FASB issued SFASNo. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)").  SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APBOpinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements.  Cost will be measured based on the fair value of the equity or liability instruments issued.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance regarding the application of SFAS 123(R).  SAB 107 expresses views of the Staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal, years beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated net income and earnings per share.  The Company has not completed its analysis of the impact of the adoption of 123(R); however, the effect of the adoption is estimated to approximate that shown in Note K, "Stock Options" in the Notes to Consolidated Financial Statements.

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

In September 2004, the FASB confirmed Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004.  The EITF reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share calculations, regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ended December 31, 2004 and retroactively applied its provisions to the interim periods ending June 30 and September 30, 2004 due to the Company's December 2003 issuance of convertible subordinated notes.  The impact of the EITF changed the diluted earnings per share calculation by increasing net income used in the numerator by the after-tax amount of interest expense related to the convertible notes (approximately $802,000 per quarter), and by increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares, the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $0.02 per share for the interim periods ending June 30 and September 30, 2004.

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

The accompanying unaudited consolidated financial statements for the three-month and six-month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year.

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

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  Available-for-sale securities are reported at fair market value.  Unrealized gains and losses are excluded from income, but, instead are reported as a net amount in Accumulated Other Comprehensive Income in Shareholders' Equity.  The Company's short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

Available-for-sale investments at September 30, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$66,967	$-	$-	$66,967
Money market mutual funds	1,014	-	-	1,014
State and Municipal agency obligations	71,803	6	(34)	71,775
Mortgage-backed securities	40,389	41	(276)	40,154
Corporate debt securities	181	-	(1)	180
Total available-for-sale investments	$180,354	$47	$(311)	$180,090

Included in cash and cash equivalents	$67,981	$-	$-	$67,981
Included in current marketable securities	112,373	47	(311)	112,109
Total available-for-sale investments	$180,354	$47	$(311)	$180,090

Available-for-sale investments at March 31, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$68,598	$-	$-	$68,598
Money market mutual funds	8,068	-	-	8,068
Marketable equity securities	161	-	(18)	143
U.S., State and Municipal agency obligations	36,149	-	(342)	35,807
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Included in cash and cash equivalents	$76,666	$-	$-	$76,666
Included in current marketable securities	36,588	-	(360)	36,228
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2005 and March 31, 2005 consisted of:

(in thousands)	September 30,	March 31,
Raw materials	$15,353	$14,155
Work in process	11,080	12,055
Finished goods	49,025	48,469
	$75,458	$74,679

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

Property and equipment at September 30, 2005 and March 31, 2005 consisted of:

(in thousands)	September 30,	March 31,
Land	$559	$574
Buildings	23,938	24,758
Leasehold improvements	27,617	25,371
Furniture, fixtures and equipment	109,043	109,325
Construction in progress	3,910	4,562
	165,067	164,590
Less accumulated depreciation	(97,453)	(92,303)
	$67,614	$72,287

Note G - Warranties

The Company provides an accrual for the estimated cost of product warranties and product liability claims at the time revenue is recognized.  The Company offers product replacement and certain financial assistance for surgical procedures that fall within the limited warranty and coverage period of implantation on its breast implant products.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty period, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.  In the first quarter of fiscal 2006, the Company expanded its limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and expanded the program coverage to include breast implant sales in European and certain other countries, in addition to the United States.

Information on changes in the Company's accrued warranties and related reserves are as follows:

	Six Months Ended
	September 30,
(in thousands)	2005	2004
Beginning warranty and related reserves	$25,728	$23,396
Costs of warranty claims	(2,141)	(2,122)
Accruals for product warranties	3,564	3,298
Ending warranty and related reserves	$27,151	$24,572

Note H - Comprehensive Income

Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.

Comprehensive income for the three and six-month periods was:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$12,118	$12,534	$34,593	$30,188
Foreign currency translation adjustment	(781)	1,613	(8,757)	1,571
Unrealized (gains) losses on marketable
securities and investment activities, net	383	117	2	(44)
Comprehensive income	$11,720	$14,264	$25,838	$31,715

Note I - Income Taxes

Generally, the Company does not provide for U.S. income taxes on undistributed earnings of our foreign corporations that are intended to be invested indefinitely outside the United States; however, on October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (AJCA).  The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  In the second fiscal quarter of 2006, the Company decided to repatriate up to $25.0 million in foreign profits, and estimates the tax liability on the repatriation would be approximately $1.5 million.

The effective rate of corporate income taxes for the three months ended September 30, 2005 was 35.0%, as compared to 31.6% for the same period in the prior year.  The effective rate of corporate income taxes was 33.3% and 31.9% for the six-month periods ended September 30, 2005 and 2004, respectively.  The increases in the effective tax rates during these three and six-months periods reflect the impact of the repatriation noted above, and we expect this higher rate to continue for the remainder of the fiscal year.

Our income tax returns are routinely audited by federal and various state and foreign tax authorities.  Disputes can arise with these tax authorities involving matters of the timing and amount of deductions, and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations.  We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.  While it is not possible to accurately predict the eventual outcome of these matters, we do not believe any such items will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution in any quarterly reporting period of one or more of these items could have a material impact on the results of operations for that period.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income: as reported[1]	$12,118	$12,534	$34,593	$30,188
Add back after-tax interest expense on convertible notes	802	802	1,604	1,604
Net income for numerator of diluted earnings per share	$12,920	$13,336	$36,197	$31,792

[1] Net income as reported includes no compensation expense associated with stock options.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Weighted average outstanding shares: basic	43,253	42,548	42,748	42,356
Shares issuable through exercise of stock options	2,057	2,690	2,060	2,782
Shares issuable through convertible notes	5,136	5,124	5,135	5,122
Shares issuable through warrants	1,069	-	534	-
Weighted average outstanding shares: diluted[2]	51,515	50,362	50,477	50,260

Basic earnings per share	$0.28	$0.29	$0.81	$0.71
Diluted earnings per share[2]	$0.25	$0.26	$0.72	$0.63

[2] The Company adopted the provisions of EITF 04-8 in December 2004, which requires that the dilutive impact of contingently issuable shares from the Company's $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

Shares issuable through stock options are determined using the treasury stock method.  Shares potentially issuable upon the conversion of the Company's 2¾% convertible subordinated notes are included in the calculation when the effect of the conversion would be dilutive on diluted earnings per share.  This inclusion of potentially issuable shares is required even when the notes are not actually subject to conversion because the required conditions for conversion (described in Note O - "Long-Term Debt" below) have not been satisfied.  The Company purchased a note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible notes by effectively increasing the conversion price of the notes to the warrant strike price of $39.3141 per share.  The convertible note hedge is always excluded from the calculation of diluted earnings per share because its impact will always be anti-dilutive.  However, SFAS 128 requires that the dilutive impact of the warrants be included in diluted earnings per share using the treasury stock method whenever the average price of the Company's common shares exceeds the strike price of the warrants.  For example, using the treasury stock method, if the average price of our stock during the period ended September 30, 2005 had been $38.00, $43.00 or $49.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 440,000 and 1,015,000 shares, respectively.  The total number of shares that could potentially be included under the warrants is 5.1 million.  The average share price of our stock during the quarter ended September 30, 2005 exceeded the $39.3141 conversion price of the warrants; the impact of these warrants was that 1.1 million shares were added to the diluted shares and diluted earnings per share calculation during that period.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied. In addition, the EITF required application on retrospective basis for all periods presented.  Accordingly, the diluted earnings per share for the three- and six-month periods ended September 30, 2004 were restated from the originally reported amounts of $0.28 and $0.67 per share to $0.26 and $0.63 per share, respectively.

Note K - Stock Options

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan and 1991 Plan.  Options granted under both plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.

In September 2005, the Company's shareholders approved an amended and restated version of the Company's Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan (the "2005 Plan").  The 2005 Plan reflects, among other things, amendments to the plan to: (i) provide the Company with flexibility to grant awards other than stock options, including but not limited to restricted stock, stock bonuses, stock units and dividend equivalents; (ii) allow the Company to grant awards intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code; and (iii) extend the term of the plan to July 24, 2015.  The 2005 Plan does not reflect an increase in the number of shares of the Company's common stock available for award grants under the plan.

Persons eligible to receive awards under the 2005 Plan include directors, officers or employees of the Company, and certain of its consultants and advisors.  The types of awards that may be granted under the 2005 Plan include stock options, restricted stock, stock bonuses, stock units and dividend equivalents, and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as certain cash bonus awards.

The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2005 Plan remains at 6.0 million shares (inclusive of approximately 4.6 million options previously granted under the Amended 2000 Long-Term Incentive Plan).

In September 2005, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"), which assists eligible employees in acquiring a stock ownership interest the Company, at a favorable price and upon favorable terms, pursuant to a plan which is intended to qualify as an ESPP under Section 423 of the Code.  The initial offering period commences in November 2005.

On October 5, 2005 (the "Award Date"), the Compensation Committee of the Board of Directors of the Company, granted awards in the aggregate amount of 298,999 restricted shares of Company common stock (the "Restricted Stock") to the Company's Executive Officers and other Company Officers, and to members of the Board of Directors of the Company.  The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date.  The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service.

Exercise prices for stock options are set at fair market value, as determined by the closing price of the Company's common stock on the New York Stock Exchange on the date of grant, and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 "Accounting for Stock-Based Compensation" requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized ratably over the options' vesting period.

The pro forma effect on net income may not be representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a different number of stock options granted in succeeding years, at different fair values.  The Company's pro forma information is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands except per share data)	2005	2004	2005	2004
Net income: as reported[1]	$12,118	$12,534	$34,593	$30,188
Deduct: compensation expense fair value method	(1,222)	(1,787)	(2,668)	(3,555)
Net income: pro forma	$10,896	$10,747	$31,925	$26,633

Basic earnings per share: as reported	$0.28	$0.29	$0.81	$0.71
Basic earnings per share: pro forma	$0.25	$0.25	$0.75	$0.63

Net income: as reported[1]	$12,118	$12,534	$34,593	$30,188
Add back after-tax interest expense on convertible notes	802	802	1,604	1,604
Net income: diluted earnings per share[2]	12,920	13,336	36,197	31,792
Deduct: compensation expense fair value method	(1,222)	(1,787)	(2,668)	(3,555)
Net income: diluted earnings per share pro forma	$11,698	$11,549	$33,529	$28,237

Diluted earnings per share: as reported[2]	$0.25	$0.26	$0.72	$0.63
Diluted earnings per share: pro forma[2]	$0.23	$0.23	$0.66	$0.56

[1] Net income as reported includes no compensation expense associated with stock options.

[2] The Company adopted the provisions of EITF 04-8 in December 2004, which requires that the dilutive impact of contingently issuable shares from the Company' $150 million of convertible subordinated notes be included in the diluted earnings per share calculation, on a retrospective basis.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment".  SFAS No. 123(R) will require the Company to account for its stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company's financial statements.  SFAS 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company currently accounts for its employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which generally results in no employee stock option expense.  The Company plans to adopt SFAS No. 123(R) on April 1, 2006, as required.

Note L - Share Repurchase Program

The Company has a share repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effect of the Company's long-term incentive programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During fiscal 2005, 2.3 million shares were repurchased for a total of $79.8 million, and 1.3 million shares remained authorized for repurchase as of March 31, 2005 and September 30, 2005.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.  The Company entered into a Credit Agreement on May 26, 2005, which provides for certain limitations regarding future share repurchases.  See Note P - "Credit Agreement" for additional information on the Credit Agreement.

Note M - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2.0 million in cash and issued restricted common stock valued at $4.0 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next few years as workstation sales are made.  The net present value of these amounts is recorded at September 30, 2005, in current accrued liabilities ($0.1 million) and in long-term accrued liabilities ($0.7 million), as the Company believes it is probable these payments will be made.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2.0 million in cash and up to an additional $2.0 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets, and the net present value in the amount of $1.0 million is recorded at September 30, 2005, in accrued liabilities, as the Company believes it is probable this payment will be made.

Note N - Goodwill & Intangible Assets

Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Goodwill is not amortized, but its value is tested for impairment annually, and intangible assets are amortized over their useful lives ranging from 3-20 years on a straight line basis.  Allocated costs were based on respective fair values at the date of acquisition.

All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests are performed in the fourth quarter of each fiscal year.  No potential impairment issues were noted for the quarter ended September 30, 2005.

As of September 30, 2005 and March 31, 2005, accumulated amortization of intangible assets was $14.4 million and $12.7 million, respectively.

Note O - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.2048 per share and are subordinated to all existing and future senior debt.

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

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's dividend payments, the conversion price has been adjusted to $29.2048, and each $1,000 principle amount will be convertible into 34.2409 shares of common stock.

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares and expire January 1, 2009.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to approximately $39.3141.  The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

During the quarter ending September 30, 2005, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

Note P - Credit Agreement

On May 26, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and a $50 million alternative currency sublimit.  The Credit Agreement expires on September 30, 2008.  At the election of the Company, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds under the Credit Agreement are available to the Company to finance permitted acquisitions, for stock repurchases up to certain dollar limitations, and for other general corporate purposes.

Interest on borrowings (other than swing line loans) under the Credit Agreement is at a variable rate that is calculated, at the Company's option, at either prime rate or LIBOR, plus an additional percentage that varies depending on the Company's senior leverage ratio (as defined in the Credit Agreement) at the time of the borrowing.  Swing line loans bear interest at the prime rate plus additional basis points, depending on the Company's senior leverage ratio at the time of the loan.  In addition, the Company paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on the Company's senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by two of the Company's domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of two other domestic subsidiaries and by 65% of the outstanding capital stock of our French subsidiary.  In addition, if the ratio of total funded debt to adjusted EBITDA exceeds 2.50 to 1.00, the Company is obligated to grant to the lenders a first priority perfected security interest in essentially all of its domestic assets.

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of September 30, 2005, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

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

Selected financial information for the Company's reportable segments for the three-month and six-month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net sales
Aesthetic and General Surgery	$58,672	$54,322	$132,798	$119,866
Surgical Urology	29,860	30,374	64,079	62,286
Clinical and Consumer Healthcare	25,755	24,083	52,721	49,059
Total consolidated revenues	$114,287	$108,779	$249,598	$231,211

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Operating profit
Aesthetic and General Surgery	$16,997	$18,390	$46,263	$43,936
Surgical Urology	2,051	1,168	6,053	3,446
Clinical and Consumer Healthcare	3,899	2,645	8,368	5,658
Total reportable segments	$22,947	$22,203	$60,684	$53,040
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Operating income
Reportable segments	$22,947	$22,203	$60,684	$53,040
Corporate operating expenses	(3,721)	(3,183)	(7,593)	(6,845)
Interest expense	(1,470)	(1,228)	(2,886)	(2,636)
Interest income	881	533	1,619	948
Other income (expense)	3	5	49	(183)
Income before income taxes	$18,640	$18,330	$51,873	$44,324

	As of
	September 30,	March 31,
(in thousands)	2005	2005
Identifiable assets
Aesthetic and General Surgery	$163,303	$161,207
Surgical Urology	98,867	111,989
Clinical and Consumer Healthcare	57,754	53,767
Total reportable segments	$319,924	$326,963

Note R - Subsequent Event

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor and for other normal business purposes.  As of November 7, 2005, there were no borrowings outstanding under the Facility.

Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing.  Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.

Borrowings by Mentor BV under the Facility are guaranteed by Mentor's wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship agreement.  In addition, borrowings under the Facility are secured by a mortgage on certain real estate owned by Mentor BV.

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.

Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended March 31, 2005, and subsequent reports on Forms 8‑K and 10-Q, which discuss our business in greater detail.

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

All statements included in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

•     our announced focus on aesthetic medicine and consideration of strategic alternatives for our urology business;

•     our ability to satisfy the conditions set forth in the approvable letter we received on July 28, 2005 regarding our silicone gel-filled breast implants and the outcome of the FDA's review and determination regarding our PMA application;

•     the future impact on our operating results of patient delays in having breast augmentation due to a potential approval by the FDA of our silicone gel-filled breast implants;

•     the impact of currency exchange rates on our net sales;

•     the sufficiency of our cash balances and access to credit to meet our existing and future needs;

•     the impact of seasonality on demand for our products;

•     the impact of our warranty policies on our results of operations;

•     our intention to introduce or seek regulatory approval for new products;

•     our ability to continue to meet FDA and other regulatory requirements;

•     our anticipated outcomes of litigation and regulatory reviews;

•     our ability to replace sources of supply without disruption or regulatory delay;

•     our ability to continue to implement our enterprise resource planning system successfully;

•     our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the competitive nature of and anticipated growth in our markets;

•     our ability to consummate acquisitions and integrate their operations successfully; and

•     our anticipated sales, expenses, taxes and earnings per share for fiscal 2006.

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

Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, intellectual property procurement, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement.

Recent Events

We have begun the Phase 2 dose-finding study of our proprietary botulinum toxin type A product, focused on the cosmetic indications in the United States, and all patients in the Phase 2 study have been enrolled.

On October 18, 2005, we announced our strategy to increase our focus on aesthetic medicine, and that as a result, we are evaluating strategic alternatives for our urology business that we believe would both enhance shareholder value and enable us to focus more fully on our aesthetics business.  Our urology business, which includes our Surgical Urology and Clinical and Consumer Healthcare segments, currently contributes approximately 48% of our consolidated net sales and approximately 26% of our operating profit, and comprises approximately 50% of identifiable segment assets.

In October 2005, Andres Garcia, an international television and movie star, signed an exclusive endorsement agreement to serve as the spokesperson for our Titan® Inflatable Penile Prosthesis (IPP).  In connection with Mr. Garcia's signing, we have launched a direct-to-consumer educational campaign in key Latin markets across the United States, featuring Andres Garcia and designed to increase awareness of treatment options for erectile dysfunction.

On September 7, 2005, we launched our new Moderate Plus Profile saline-filled breast implant product line in the United States.  The Moderate Plus Profile Saline fits dimensionally between our moderate and high profile saline implants and has been approved by the Food and Drug Administration ("FDA") for use in breast augmentation and reconstruction surgeries.

On August 24, 2005, we launched our new Self-Cath® Hydrogel™ intermittent urinary catheter for the management of bladder control and urinary retention, which features a proprietary micro-bead lubricant coating that reduces urethral friction, while the introducer tip is designed to reduce the risk of urinary tract infections.

On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our Pre-Market Approval ("PMA") application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the advisory panel, composed of outside experts selected by the FDA, had recommended in their April 2005 review of our PMA application.  In April 2005, the advisory panel had met to consider questions presented to it by the FDA regarding our PMA application and to make a recommendation to the FDA regarding whether the PMA application should be approved.  In a majority 7-to-2 vote, the panel recommended approval, with conditions, of our PMA application.  We are currently engaged in discussions with the FDA to address the conditions stated in the approvable letter and cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

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

RESULTS OF OPERATIONS

Our quarterly results reflect slight seasonality, as the fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as patients' vacation schedules, particularly in Europe, interfere with scheduling surgery during this quarter.  The adverse weather conditions domestically also contributed to slower domestic sales growth, as surgical schedules and patient consultations were impacted.  In addition, we believe domestic sales of our breast aesthetics products were negatively impacted by women delaying breast augmentation in advance of the potential U.S. approval of our silicone gel-filled breast implant products.

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	35.5	37.4	34.6	36.6
Gross profit	64.5	62.6	65.4	63.4
Selling, general and administrative expense	39.7	37.3	37.2	36.3
Research and development expense	8.0	7.9	6.9	7.2
Operating income	16.8	17.4	21.3	19.9
Interest expense	(1.3)	(1.3)	(1.1)	(1.1)
Interest income	0.8	0.7	0.6	0.4
Other income (expense), net	0.0	0.0	0.0	(0.1)
Income before income taxes	16.3	16.8	20.8	19.1
Income taxes	5.7	5.3	6.9	6.1
Net income	10.6%	11.5%	13.9%	13.0%

For the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004:

Net Sales

Net sales for the three-month period ended September 30, 2005 increased 5.1% to $114.3 million, from $108.8 million for the same period in the prior year.  Positive foreign currency exchange effects, principally the stronger Euro, over the same quarter in the prior year, had a favorable year-to-year impact on sales of $0.6 million.  However, foreign exchange rates have recently been volatile, and should the dollar to Euro exchange rate remain at the current level or fall further, we expect that there would be a negative impact on sales in the remainder of the fiscal year when compared to the prior year.  We continue to expect total fiscal 2006 sales to grow at a low double-digit rate over sales in fiscal 2005.

	Sales by Principal Product Line
	Three Months Ended
	September 30,
(in thousands)	2005	2004	Percent Change
Aesthetic and General Surgery Products	$58,672	$54,322	8.0%
Surgical Urology Products	29,860	30,374	(1.7)%
Clinical & Consumer Healthcare Products	25,755	24,083	6.9%
	$114,287	$108,779	5.1%

Net sales of aesthetic and general surgery products increased 8.0% to $58.7 million for the quarter ended September 30, 2005, from $54.3 million for the same period in the prior year.  We believe domestic sales were negatively impacted by women delaying primary breast augmentation in advance of the potential U.S. approval of our silicone gel-filled breast implant products, following our July 28th announcement that we received an FDA approvable letter.  The adverse weather conditions domestically also contributed to slower domestic sales growth, as surgical schedules and patient consultations were affected.  Approximately $0.3 million of this sales increase is attributable to positive foreign currency exchange effects, and the balance is primarily attributable to growth of our silicone gel-filled breast implants and other products associated with breast reconstruction surgeries.  Total net sales of breast implant products increased 8% to $50.5 million for the quarter from $46.9 million for the same period in the prior year.  Increased net sales were primarily driven by growth in the reconstruction market both domestically and internationally.  We continue to see competitive price pressure in both the domestic and international markets.  Net sales of body contouring products increased 6% to $4.1 million for the quarter, from $3.9 million for the same period in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States, and sales of our capital equipment and associated disposable products were the leading contributors to body contouring sales growth for the quarter ended September 30, 2005.  Other aesthetic products sales increased 13% to $4.0 million for the quarter from $3.6 million in the same period in the prior year, primarily as a result of increased international sales of our aesthetic facial product, which was launched in a variety of international markets in May 2005.

Net sales of surgical urology products decreased 1.7% to $29.9 million for the quarter ended September 30, 2005, from $30.4 million for the same period in the prior year.  We believe that the adverse weather conditions domestically contributed to slower domestic sales growth, as surgical schedules and patient consultations were affected.  Net sales of penile implants increased 6% to $6.6 million, from $6.2 million in the same period in the prior year, due to continued market acceptance of our Titan® penile implant device, a reduction in the trend of patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales, and the recent release of Genesis™, our coated malleable penile implant.  Brachytherapy products net sales increased by 9% to $4.1 million for the quarter ended September 30, 2005, from $3.8 million for the same period in the prior year, primarily as a result of higher unit sales.  Net sales of our disposable urinary care products decreased 3.4% to $14.2 million for the quarter ended September 30, 2005, compared to $14.7 million for the same period in the prior year, primarily as a result of decreasing sales of non-core OEM products to a contracted international customer.  Net sales of women's health products decreased 12% to $5.0 million for the three months ended September 30, 2005, compared to $5.7 million for the same period in prior year.  This decrease was due to a decline in sales of ObTape® and tissue based sling products, as surgeons transitioned to other newer competitive offerings, including our Aris™ product.  The decrease in OpTape® sales was partially offset by increased sales of our Aris™ product and licensing revenues from our trans-obturator method patent.   The favorable impact of foreign exchange rate variations for the surgical urology product segment, which primarily benefits our disposable urinary care products, was $0.2 million for the quarter ended September 30, 2005.

Net sales of clinical and consumer healthcare products increased 6.9% to $25.7 million for the quarter ended September 30, 2005, from $24.1 million for the same period in the prior year.  Net sales growth was generally aided by the effect of the stronger Euro, as nearly half of these product sales are invoiced in currencies other than the U.S. Dollar; this foreign currency exchange had a positive effect on the quarter of approximately $0.1 million for the segment.  The remainder of the growth is primarily attributable to an overall increase in unit sales in our international markets.

Gross Profit

Gross profit increased to 64.5% of net sales for the quarter ended September 30, 2005, compared to 62.6% for the same period in the prior year, primarily due to a shift in product sales towards our higher margin breast aesthetics products, improved manufacturing efficiencies, and lower material costs.  Gross profit for aesthetic and general surgery products improved to 76.1% of net sales, or $44.7 million, for the quarter ended September 30, 2005, up from 74.1% of net sales, or $40.2 million, for the same period in the prior year.  This increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and overall increased manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products improved to 55.5% of net sales, or $16.6 million, for the quarter ended September 30, 2005, up from 53.9% of net sales, or $16.4 million, for the same period in the prior year.  This improvement is primarily due to a shift to higher margin products, licensing revenue from our trans-obturator method patent, and improved manufacturing efficiencies.  Gross profit for healthcare products increased to 48.5% of net sales, or $12.5 million, for the quarter ended September 30, 2005, compared to 47.9% of net sales, or $11.5 million, for the same period in the prior year.  This slight increase is primarily due to a shift to higher margin products.

Selling, General and Administrative

Selling, general and administrative expenses were $45.4 million, or 39.7% of net sales for the quarter ended September 30, 2005, compared to $40.6 million or 37.3% in the same period in the prior year.  The increased dollar amount for the period is primarily due to expenses of approximately $0.5 million due to increased patient and physician education programs, approximately $0.5 million in additional bad debt expense associated with customers whose businesses were significantly impacted by hurricane Katrina, an increase of approximately $0.4 million in costs associated with our facial aesthetics marketing efforts in support of our hyaluronic acid-based dermal filler product, Puragen™, approximately $0.4 million related to our direct-to-consumer advertising programs, and, to a lesser extent, additional costs associated with our expanded breast implant warranty program launched during the first quarter of fiscal 2006, initial costs incurred in connection with the recent announcement to focus on our aesthetics business and explore strategic alternatives for our urology business, increased costs associated with Sarbanes-Oxley and related compliance efforts, and the effect of foreign currency fluctuations on expenses incurred at our foreign operations.  These increases in selling, general and administrative expense were partially offset by improved general and administrative efficiencies at our manufacturing facilities.

Research and Development

Research and development expense was $9.1 million, or 8.0% of net sales for the quarter ended September 30, 2005, compared to $8.6 million or 7.9% in the same period in the prior year for the quarters ended September 30, 2005 and 2004.  Increased research and development spending for the quarter ended September 30, 2005 was primarily related to supporting our silicone gel-filled breast implant regulatory submissions in the United States and Canada, our botulinum toxin project, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen Plus™, and the continued development of automated manufacturing technologies.  The slight increase in research and development expenses as a percentage of net sales is primarily the result of timing of research and development expenditures, as certain milestones related to our botulinum toxin project were reached during the quarter, triggering contractual payments to several key individuals.

Interest and Other Income and Expense

Interest expense was $1.5 million for the quarter ended September 30, 2005, compared to $1.2 million in the same period in the prior year.  These costs include interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, and commitment fees on our credit facilities.  The increase in interest expense is primarily attributable to higher commitment fees and amortization of issuance costs, and was partially offset by lower borrowings at our international facilities.  Interest income increased to $0.9 million for the quarter ended September 30, 2005, from $0.5 million for the same period in the prior year, as a result of generally higher rates of interest and higher levels of cash and cash equivalents balances.

Income Taxes

The effective rate of corporate income taxes for the three months ended September 30, 2005 was 35.0% as compared to 31.6% for the same period in the prior year.  In the second fiscal quarter of 2006, we decided to repatriate up to $25.0 million in foreign profits during the balance of fiscal year 2006.  The increase in the effective tax rate for the quarter reflects the impact of such repatriation.  We expect to provide for a slightly higher tax rate for the remainder of the fiscal year as a result of the repatriation.

Net Income and Earnings Per Share

Net income for the quarter ended September 30, 2005 decreased 3% to $12.1 million, from $12.5 million in the same period in the prior year.  Diluted earnings per share decreased 4% to $0.25 for the quarter, compared to a restated $0.26 for the same period in the prior year.  We adopted the provisions of EITF 04-8 in December 2004, which requires that the diluted impact of contingently issuable shares from our $150 million of convertible notes be included in the diluted earnings per share calculation on a retrospective basis.  Our weighted average shares outstanding for the three-months ending September 30, 2005 increased to 51.5 million from 50.5 million in the same period in prior year, due to the dilutive impact of our warrants as a result of our higher average share price during the quarter.

For the six-month period ended September 30, 2005 compared to the six-month period ended September 30, 2004:

Net Sales

Net sales increased 8.0%, or $18.4 million to $249.6 million for the six months ended September 30, 2005, compared to $231.2 million for the same period in the prior year.  Foreign exchange rate movements, primarily the strengthening of the Euro, had a favorable year-to-year impact on international net sales of $2.4 million for the six-month period.  We believe that the adverse weather conditions domestically contributed to slower sales growth, as surgical schedules and patient consultations were impacted, although this had a smaller effect in the six-month period as compared to the three-month period ending September 30, 2005.  In addition, we believe domestic sales of our breast aesthetics products were negatively impacted by women delaying breast augmentation in advance of a potential U.S. approval of our silicone gel-filled breast implant products.

	Sales by Principal Product Line
	Six Months Ended September 30,
(in thousands)	2005	2004	Percent Change
Aesthetic & General Surgery Products	$132,798	$119,866	10.8%
Surgical Urology Products	64,079	62,286	2.9%
Clinical & Consumer Healthcare Products	52,721	49,059	7.5%
	$249,598	$231,211	8.0%

Net sales of aesthetic and general surgery products increased 10.8%, or $12.9 million, to $132.8 million for the six-month period ended September 30, 2005, compared to $119.9 million for the same period in the prior year.  Approximately $0.9 million of the increase is attributable to the favorable impact of foreign exchange rates, and the balance is due to growth in the reconstruction market both domestically and internationally.  Net sales of breast implants increased $11.0 million, or 11%, to $115.3 million for the six-months ended September 30, 2005, compared to $104.3 million for the same period in the prior year.  Body contouring product net sales increased 5% to $9.1 million for the six-month period ended September 30, 2005, from $8.6 million for the comparable period in the prior year.  The increase in body contouring product net sales is primarily attributable to increased liposuction procedure volume as awareness and acceptance of this procedure increases.  Other product net sales increased by 21% to $8.4 million for the six-months ended September 30, 2005, compared to $6.9 million the same period in the prior year, primarily as a result of increased revenue from international sales of our aesthetic facial product, which was launched in a variety of international markets in May 2005, and from physician participation in our "Extreme Mentor" direct-to-consumer television advertising program, which was initiated in September 2004 and completed its initially-scheduled airings in September 2005.

Net sales of surgical urology products increased 2.9%, or $1.8 million, to $64.1 million for the six-month period ended September 30, 2005, compared to $62.3 million for the same period in the prior year.  The increase in net sales was primarily attributable to a $0.9 million increase in net sales of penile implants due to increased market acceptance of our Titan® penile device, which carries a higher average selling price than its predecessor product, the Alpha I, both domestically and in Europe, and a reduction in the trend of patients sampling competitive drug therapies for erectile dysfunction, which had negatively impacted prior year sales.  Net sales of our disposable urinary care products increased 2.4% to $31.2 million from $30.5 million in the prior year.  The majority of this increase was attributable to favorable exchange rate movements related to sales at our international branches.  Brachytherapy product net sales increased 6% to $8.1 million for the six months ended September 30, 2005, compared to $7.6 million for the same period in the prior year as a result of higher unit sales.  Net sales of our women's health products decreased 2% to $11.4 million for the six months ended September 30, 2005, compared to $11.6 million for the same period in the prior year as a result of decreased sales of ObTape® and tissue based sling products as surgeons transitioned to other newer competitive offerings, including our Aris™ product.  The decrease in OpTape® sales was partially offset by increased sales of our Aris™ product and licensing revenues from our trans-obturator method patent.  Foreign exchange rate fluctuations favorably impacted surgical urology product sales by $0.8 million for the six-month period ending September 30, 2005.

Net sales of clinical and consumer healthcare products increased by 7.5%, or $3.7 million, to $52.7 million for the six-month period ended September 30, 2005, compared to $49.1 million for the same period in the prior year.  Net sales of our catheter products increased $1.2 million, or 4%, to $28.0 million for the six-month period ended September 30, 2005, from $26.8 million for the same period of the prior year.  Net sales of other disposable homecare and ostomy products increased 11% to $24.7 million for the six-month period ended September 30, 2005, from $22.2 million in the comparable period of the prior year.  This increase resulted from a shift to our premium product categories, which have higher pricing, as well as a favorable impact of foreign exchange rate variations of $0.6 million for this segment.

Gross Profit

Gross profit for the six-months ended September 30, 2005, improved to 65.4% of net sales from 63.4% for the same period in the prior year, primarily due to lower manufacturing costs and a shift in product mix towards our higher margin products.  Gross profit for aesthetic and general surgery products improved to 76.6% of net sales, or $101.7 million, for the six-month period ending September 30, 2005, up from $89.3 million, or 74.5% of net sales, in the comparable six-month period in the prior year.  This increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and manufacturing efficiencies at our Texas and Netherlands facilities.  Gross profit for surgical urology products for the six-month period ended September 30, 2005 improved to 55.8% of net sales, or $35.8 million, compared to 53.9% of net sales, or $33.5 million, for the same period in the prior year.  The improvement in the gross profit percentage is primarily due to improved manufacturing efficiencies and licensing revenue from our trans-obturator method patent.  Gross profit for clinical and consumer healthcare products for the six-month period ended September 30, 2005 increased to 48.8% of net sales, or $25.7 million, compared to 48.4% of net sales, or $23.8 million in the prior year.  This slight increase is due to a shift to higher margin products within the segment.

Selling, General and Administrative

Selling, general and administrative expense increased to 37.2% of net sales, or $93.0 million for the six-month period ended September 30, 2005, compared to 36.3% or $83.8 million for the same period of the prior year.  This increase is due to several items, including an increase of approximately $1.6 million in our direct-to-consumer advertising programs, an increase of approximately $0.8 million in costs associated with our facial aesthetics marketing efforts in support of our hyaluronic acid-based dermal filler product, Puragen™, increased patient and physician education programs of approximately $0.6 million, approximately $0.5 million in additional bad debt expense associated with customers whose businesses were significantly impacted by hurricane Katrina, and additional costs associated with our expanded breast implant warranty program, which was launched during the first quarter of fiscal 2006.  To a lesser extent, initial costs incurred in connection with our recent announcement to focus on our aesthetics business and explore strategic alternatives for our urology business, increased costs associated with Sarbanes-Oxley and related compliance efforts, increased personnel costs in support of sales and marketing, and the effect of foreign currency fluctuations on expenses incurred at our foreign operations contributed to the year over year increase.  The increase in general and administrative expense was partially offset by lower general and administrative costs at our manufacturing facilities.

Research and Development

Research and development expense for the six-month period ended September 30, 2005 was $17.2 million, or 6.9% of net sales, compared to $16.6 million, or 7.2% of net sales, for the comparable period in the prior year.  Increased research and development spending primarily supports key strategic product development programs, including our silicone gel-filled breast implant regulatory submissions in the United States and Canada, our botulinum toxin project, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen™, and the continued development of automated manufacturing technologies.  During the first quarter of fiscal 2005, we recorded a $0.8 million charge related to the termination of a brachytherapy development project and related automated manufacturing equipment.

Interest and Other Income and Expense

Interest expense for the six-month period ended September 30, 2005 increased to $2.9, from $2.6 million in the comparable period in the prior year.  These costs include interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit and commitment fees on our credit facilities.  The increase in interest expense is primarily attributable to higher commitment fees and amortization of issuance costs, and was partially offset by lower borrowings on our international facilities.  Interest income increased $0.7 million to $1.6 million for the six-month period ended September 30, 2005, from $0.9 million for the same period in the prior year, as a result of generally higher rates of interest and higher balances of cash and cash equivalents.

Income Taxes

The effective rate of corporate income taxes for the six-months ended September 30, 2005 was 33.3%, compared to 31.9% for the comparable period in the prior year.  In the second fiscal quarter of 2006, we decided to repatriate up to $25.0 million in foreign profits, and estimate the tax liability on the repatriation will be approximately $1.5 million.  The increase in the effective tax rate reflects the impact of such repatriation.  We expect to provide for a slightly higher tax rate for the remainder of the fiscal year as a result of the intended repatriation.

Net Income and Earnings Per Share

Net income for the six-month period ended September 30, 2005 increased 14.6% to $34.6 million, from $30.2 million in the comparable period in the prior year.  Diluted earnings per share increased 14.3% to $0.72 for the six-month period, compared to a restated $0.63 for the comparable period in the prior year.  As required by EITF 04-8, we have retroactively restated all diluted earnings per share figures from December 2003, the date of issuance of our convertible subordinated notes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, and debt service requirements for the foreseeable future.  As of September 30, 2005, we had cash, cash equivalents and short-term marketable securities of $180.1 million, an increase of $67.2 million or 60%, compared to $112.9 million as of March 31, 2005.  The principal components of the increase in cash, cash equivalents and marketable securities were cash generated from operating activities of $55.2 million and proceeds of $37.3 million from the exercise of employee stock options, offset by $15.3 million in dividends paid, $5.7 million used for net capital expenditures, and $3.5 million for repayment of debt on our foreign lines of credit.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

	As of
(in thousands)	September 30,	March 31,
	2005	2005

Cash and cash equivalents	$67,981	$76,666
Marketable debt securities	112,109	36,228
Total cash, cash equivalents and marketable debt securities	$180,090	$112,894
Percentage of total assets	33%	24%

Cash Flow Changes

The following table summarizes our cash flow activity:

	Six Months Ended
	September 30,
(in thousands)	2005	2004

Net cash provided by operating activities	$55,316	$45,534
Net cash provided (used) by investing activities	(81,293)	(33,503)
Net cash provided (used) in financing activities	19,004	(3,377)
Effect of currency exchange rates on cash and cash equivalents	(1,712)	310
Increase (decrease) in cash and cash equivalents	$(8,685)	$8,964

Operating

Cash provided by operating activities of $55.3 million and $45.5 million for the six-month periods ended September 30, 2005 and 2004, respectively, was greater than net income for the same six-month periods in both 2005 and 2004, due to the net impact of non-cash adjustments to income.  Non-cash adjustments include tax benefits from the exercise of employee stock options, depreciation and amortization, deferred income taxes and loss on the disposal of assets.  For the six-month period ended September 30, 2005, operating cash flows were negatively impacted in the amount of $10.8 million by changes in working capital balances.  For the six-month period ended September 30, 2004, operating cash flows were positively impacted in the amount of $2.6 million by changes in working capital balances.

Our working capital was $274.0 million at September 30, 2005, and $197.0 million at March 31, 2005.  Cash provided by operating activities has been our primary recurring source of funds.

Investing

Cash provided by (used in) investing activities was primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the six-month period ended September 30, 2005, total cash used in investing activities was $81.3 million.  Our net purchases of marketable securities totaled $75.6 million, and our capital expenditures totaled $5.7 million.  We anticipate our capital expenditures to total approximately $15.00 million in fiscal 2006, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  For the six-month period ended September 30, 2004, total cash used in investing activities was $33.5 million.  This amount in 2004 was comprised of investments of $27.2 million in marketable securities and $6.3 million in capital expenditures.

Financing

Net cash from financing activities is primarily related to: dividends, employee stock option exercises, debt financing activities and our share repurchases.

We have a share repurchase program primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  There were no share repurchases during the six-month period ended September 30, 2005.  At September 30, 2005, 1.3 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Our Credit Agreement limits the amount that can be used to repurchase shares to net income from the previous four quarters less dividends, although this limitation does not apply to any repurchase of the 1.3 million shares currently authorized for repurchase.

In September 2005, the Board of Directors increased the quarterly dividend rate from $0.17 per share to $0.18 per share.  At the rate of $0.18 per share, the aggregate dividend for the quarter is approximately $7.8 million.  Future payment of dividends will be subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.  We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $37.3 million and $9.6 million of cash in the six-month periods ending September 30, 2005 and 2004, respectively.  Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, share repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 30, 2005, only $198 million was available for borrowings.

Interest on borrowings under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or LIBOR, plus an additional percentage that varies between 1% and 1.65%, depending on our senior leverage ratio at the time of the borrowing.  We paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.

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

Other Financing

In fiscal 2001, we established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These unsecured lines are at market rates of interest, are guaranteed by the Company, and total $9.9 million.  There were no borrowings under these lines of credit as of September 30, 2005.

The total amount of borrowings available to us under all lines of credit was $208 million at September 30, 2005.

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").  The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor and for other normal business purposes.  As of November 7, 2005, there were no borrowings outstanding under the Facility.  Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing.  Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.  Borrowings by Mentor BV under the Facility are guaranteed by Mentor's wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship agreement.  In addition, borrowings under the Facility are secured by a mortgage on certain real estate owned by Mentor BV.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at a conversion price of $29.2048 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.3141.

One of the conditions required for conversion of the notes was satisfied during the quarter ended September 30, 2005, and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

We do not have any off-balance sheet arrangements that are currently material or reasonable likely to be material to our financial position of results of operations.

We believe that funds generated from operations, our cash, cash equivalents and marketable securities and funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance certain requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even if we do not need additional funds, we may still elect to sell additional equity or debt securities or borrow for other reasons.  There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

Additionally, we offer product replacement and certain financial assistance for surgical procedures that fall within our limited warranty and coverage period of implantation on our breast implant products, and we accrue for those limited warranties.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty period, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  We assess the adequacy of these accruals periodically and adjust the amounts as necessary based on actual experience and changes in future expectations.  We also recently expanded our limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and expanded the program coverage to include breast implant sales in European, and certain other countries, in addition to the United States.  Changes to actual warranty claims incurred could have a material impact on the actuarial analysis, which in turn could materially impact our reported expenses and results of operations.

In addition to product liability or warranty claims, we could experience a material design or manufacturing failure, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall with products we manufacture or are manufactured by another company and we distribute. A recall of some of our products could result in exposure to additional product liability claims, significant expense to perform the recall and lost sales.

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

Delays in, withdrawal, or rejection of the FDA or other government entity approval(s) of our products, including a delay in or rejection of the approval of our silicone gel-filled breast implant PMA, may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy or requirements in the U.S. and abroad.  In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  In addition, to the extent permissible by law, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.

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

In December 2003, we completed our pre-market approval ("PMA") application to the FDA for our silicone gel-filled implants for breast augmentation, reconstruction and revision.  In August 2004, we amended our PMA application based on a revised draft guidance released by the FDA in January 2004.  On July 28, 2005, we received an "approvable" letter, with conditions, from the FDA on our PMA application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  Despite the approvable letter, the FDA may ultimately decide to not approve our silicone gel-filled breast implants for sale in the United States, and the FDA will most likely recommend additional post-approval conditions or requirements, which could impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance, (such as that announced on January 8, 2004 by the FDA), may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  A public forum called by Health Canada on these devices was held September 29, 2005.  We cannot predict the outcome of these reviews, nor determine when or if Health Canada will approve our product applications.  In addition, any approval could be granted with stringent post-marketing requirements that may impact our sales and earnings, depending on the scope and complexity of such requirements.

If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products, reduced margins and loss of market share, and our business, results of operations and financial condition would be adversely affected.

Our products compete with similar or other competitive medical products manufactured by major companies, and may also compete with new products currently under development by others.  Competition in our industry occurs on a variety of levels, including but not limited to:

   •      developing and bringing new products to market before others or to provide benefits superior to those of existing products;

   •      developing new technologies to improve existing products;

   •      developing new products at a lower cost to provide the same benefits as existing products at the same or lower price;

   •      creating or entering new markets with existing products;

   •      increasing or improving service-related programs; and

   •      advertising in a manner that creates additional awareness and demand.

The competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively.  Consequently, we must continue to effectively execute on various competitive levels to properly position our products in the marketplace and maintain our market share, revenue and gross margins.

In particular, we face competition from Inamed, our only current competitor in the U.S. for our breast aesthetics product line.  On September 21, 2005, Inamed announced that it also received an "approvable" letter, with conditions, from the FDA for its silicone gel-filled breast implants.  If Inamed gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast and other implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity, whether accurate or inaccurate concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability could suffer.

Certain elective procedures, such as breast augmentation, body contouring, and in some cases surgical treatment for male impotence are not covered by insurance.  Adverse changes in the economy or other conditions or events may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our sales and profitability.

If we are unable to implement new information technology systems, our ability to manufacture and sell products, maintain regulatory compliance and manage and report our business activities may be impaired, delayed or diminished, which would cause substantial business interruption and loss of sales, customers and profits.

In fiscal 2004, we implemented an enterprise resource planning system at our major locations which is our primary business management system.  We intend to continue to implement the system for substantially all of our businesses worldwide.  Many other companies have had severe problems with computer system implementations of this nature and scope.  We are using a controlled project plan and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

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

Any adverse change to our business as a result of our announced strategy to focus on our aesthetics business and to evaluate our strategic alternatives for our urology business, could cause our sales and profitability to suffer.

We announced our strategy to focus on our aesthetics business, and that as a result, we are considering strategic alternatives for our urology business.  There can be no assurances that our strategic objectives will ultimately be achieved, or that the process of evaluating and executing on our strategic objectives will not disrupt the business.  In addition, the strategic alternatives for our urology business may include a divestiture of the urology business, but there can be no assurance that any such divestiture would be successful.  We continue to be committed to our urology business, but the strategic evaluation process or any subsequent plans could generate potential disruptions to the business, such as negative reactions from our customers, suppliers or employees, which could materially adversely affect our operating results and financial position.  Further, there can be no assurance that the evaluation of any of these strategic objectives will enable us to focus on our aesthetics business, or that any such strategic focus would enable us to maintain or improve our operating results or financial position in future periods.  Finally, any transaction related to our strategic objectives could divert management's attention from effectively managing our existing and ongoing business.

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

In connection with the original issuance of our 2¾% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock, with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.31 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

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

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On September 30, 2005, the closing price of our common stock on the New York Stock Exchange was $55.01 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.2048 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which we in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, a member of our Board of Directors since March 1990, was a partner of PTF and was a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger. Pursuant to Dr. Young's request, the PTF Partnership Agreement was amended to permit withdrawal of partners from the PTF Royalty Partnership upon notice.  On June 3, 2005, Dr. Young submitted his notice of withdrawal to the Partnership, and a joint stipulation removing Dr. Young from the caption of the complaint and as a named party to the litigation was entered by the court in June 2005.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's 2005 Annual Meeting of Shareholders held on September 14, 2005, the following proposals were presented:

(1)   A proposal to approve a decrease in the authorized number of members of the Board of Directors from eleven to nine. The proposal received 39,334,304 votes for, and 276,834 against approval. There were 34,139 abstentions and 1,205 broker non-votes.

(2)  A proposal to elect the following individuals to the Board of Directors of the Company to serve until the next annual meeting, or until their successors are duly elected and qualified, was approved as follows:

Name of Director	Votes For	Votes Withheld
Joseph E. Whitters	39,077,012	569,470
Michael L. Emmons	39,264,104	382,378
Walter W. Faster	39,114,746	531,736
Eugene G. Glover	39,030,503	615,979
Joshua H. Levine	39,115,345	531,137
Michael Nakonechny	38,925,765	720,717
Ronald J. Rossi	38,611,605	1,034,877
Jeffrey W. Ubben	38,912,454	734,028
Dr. Richard W. Young	39,039,992	606,490

(3)  A proposal to approve an amended and restated Long-Term Incentive Plan.  The proposal received 29,125,273 votes for, and 2,023,184 against approval.  There were 542,694 abstentions and 7,955,331 broker non-votes.

(4) A proposal to approve an Employee Stock Purchase Plan. The proposal received 30,817,533 votes for, and 367,262 against approval. There were 506,856 abstentions and 7,954,831 broker non-votes.

(5)  A proposal to approve the amendment of the Company's Bylaws regarding the determination of the number of directors.  The proposal received 39,060,696 votes for, and 519,956 against approval.  There were 64,624 abstentions and 1,206 broker non-votes.

(6)  A proposal to ratify the appointment of Ernst & Young LLP to act as independent public accountants of the Company for the fiscal year ending March 31, 2006 was approved.  The proposal received 39,524,029 votes for, and 77,094 against ratification.  There were 44,156 abstentions and 1,203 broker non-votes.

Item 5.    Other Information

None

Item 6.    Exhibits

3.1	Composite Restated Articles of Incorporation of the Company dated December 12, 2002 - Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005.
4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 - Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Employment agreement between Mentor Corporation and Joshua H. Levine dated August 25, 2005.
10.2*	Employment agreement between Mentor Corporation and Loren L. McFarland dated August 25, 2005.
10.3*	Employment agreement between Mentor Corporation and Kathleen M. Beauchamp dated August 25, 2005.
10.4*	Employment agreement between Mentor Corporation and David J. Adornetto dated August 25, 2005.
10.5*	Employment agreement between Mentor Corporation and A. Christopher Fawzy dated August 25, 2005.
10.6*	Employment agreement between Mentor Corporation and Cathy S. Ullery dated August 25, 2005.
10.7*	Employment agreement between Mentor Corporation and Clarke Scherff dated August 25, 2005.
10.8*	Mentor Corporation 2005 Long-Term Incentive Plan.
10.9*	Mentor Corporation Employee Stock Purchase Plan.
10.10*	Form of Mentor Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Awards Issued to Company Directors and Officers on October 5, 2005.
10.11	English translation of Rabo-Bank Loan and Overdraft Facility dated September 30, 2005 - Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 11, 2005.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

Date:	November 7, 2005	By:	/s/JOSHUA H. LEVINE
Joshua H. Levine
Chief Executive Officer

Date:	November 7, 2005	By:	/s/LOREN L .MCFARLAND
Loren L. McFarland
Chief Financial Officer

