Form 10-Q
period 2005-12-31
MENTOR CORP /MN/
filed 2006-02-08
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒    Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

As of February 3, 2006 there were approximately 43,965,911 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

2

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands)	2005	2005
Assets
Current assets:
Cash and cash equivalents	$89,525	$76,666
Marketable securities	107,452	36,228
Accounts receivable, net	100,799	110,749
Inventories	76,087	74,679
Deferred income taxes	24,430	23,976
Prepaid income taxes	5,139	1,500
Prepaid expenses and other	16,618	15,074
Total current assets	420,050	338,872

Property and equipment, net	66,627	72,287
Intangible assets, net	30,053	32,155
Goodwill, net	23,040	24,080
Other assets	10,508	10,207
	$550,278	$477,601
See notes to consolidated financial statements.
3

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands)	2005	2005
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$35,369	$31,290
Accrued compensation	19,377	28,680
Warranty reserves	21,107	19,245
Short-term bank borrowings	-	3,182
Sales returns	13,895	13,612
Deferred revenue	10,779	10,111
Product liability reserves	6,685	6,483
Income taxes payable	2,080	2,917
Accrued royalties	900	785
Current portion of purchase price related to acquired	1,100	1,812
technologies and acquisitions
Interest payable	-	1,083
Dividends payable	7,905	6,927
Other	18,612	15,732
Total current liabilities	137,809	141,859

Long-term accrued liabilities	9,278	10,587
Convertible subordinated notes	150,000	150,000

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
43,915,248 shares at December 31, 2005;
40,745,626 shares at March 31, 2005;	4,392	4,075
Capital in excess of par value	87,297	8,419
Deferred compensation	(14,464)	-
Accumulated other comprehensive income	14,167	25,162
Retained earnings	161,799	137,499
	253,191	175,155
	$550,278	$477,601
See notes to consolidated financial statements.
4

Mentor Corporation
Consolidated Statements of Income
Three Months Ended December 31, 2005 and 2004
(Unaudited)

(in thousands, except per share data)	2005	2004

Net sales	$120,516	$120,601
Cost of sales	41,007	42,856
Gross profit	79,509	77,745

Selling, general and administrative expense	50,384	45,353
Research and development expense	9,460	8,053
	59,844	53,406

Operating income	19,665	24,339
Interest expense	(1,408)	(1,346)
Interest income	952	683
Other income (expense), net	(78)	432
Income before income taxes	19,131	24,108
Income taxes	6,387	7,779
Net income	$12,744	$16,329

Basic earnings per share	$0.29	$0.39
Diluted earnings per share	$0.26	$0.34
Dividends per share	$0.18	$0.17

Weighted average shares outstanding
Basic	43,535	42,367
Diluted	51,834	49,987

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Nine Months Ended December 31, 2005 and 2004
(Unaudited)

(in thousands, except per share data)	2005	2004

Net sales	$370,114	$351,812
Cost of sales	127,354	127,469
Gross profit	242,760	224,343

Selling, general and administrative expense	143,361	129,173
Research and development expense	26,643	24,636
	170,004	153,809

Operating income	72,756	70,534
Interest expense	(4,294)	(3,982)
Interest income	2,571	1,631
Other income (expense), net	(29)	249
Income before income taxes	71,004	68,432
Income taxes	23,667	21,915
Net income	$47,337	$46,517

Basic earnings per share	$1.10	$1.10
Diluted earnings per share	$0.98	$0.98
Dividends per share	$0.53	$0.49

Weighted average shares outstanding
Basic	43,016	42,360
Diluted	50,962	50,169

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2005 and 2004
(Unaudited)

(in thousands)	2005	2004
Operating Activities:
Net income	$47,337	$46,517
Adjustments to derive cash flows from operating activities:
Depreciation	11,049	11,222
Amortization	3,375	3,977
Deferred income taxes	(703)	908
Deferred compensation	762	-
Tax benefit from exercise of stock options	24,245	5,694
Loss on sale of assets	279	1,513
Imputed interest on long-term liabilities	-	15
(Gain) loss on long-term marketable securities	(139)	14
Changes in operating assets and liabilities:
Accounts receivable	6,141	8,217
Inventories	(5,788)	(5,383)
Prepaid income taxes and other current assets	(7,467)	(6,316)
Accounts payable and accrued liabilities	3,502	2,518
Income taxes payable	968	(633)
Net cash provided by operating activities	83,561	68,263

Investing Activities:
Purchases of property and equipment	(8,805)	(6,818)
Purchases of intangibles	(1,663)	(1,507)
Purchases of marketable securities	(238,897)	(144,192)
Sales of marketable securities	168,205	118,587
Net cash used for investing activities	(81,160)	(33,930)

Financing Activities:
Repurchase of common stock	-	(79,773)
Proceeds from exercise of stock options	39,723	8,990
Dividends paid	(24,059)	(20,623)
Repayments under line of credit agreements, net	(3,182)	(1,167)
Net cash (used) provided by financing activities	12,482	(92,573)
Effect of currency exchange rates on cash and cash equivalents	(2,024)	681
Increase (decrease) in cash and cash equivalents	12,859	(57,559)
Cash and cash equivalents at beginning of year	76,666	118,225
Cash and cash equivalents at end of period	$89,525	$60,666

See notes to consolidated financial statements.
7

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note A - Business Activity

Mentor Corporation was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-Q, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  We develop, manufacture and market a broad range of products serving the medical specialties market.  Our products are utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and a non-animal based hyaluronic acid dermal filler.  Surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

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

Basis of Presentation

The financial information for the three and nine months ended December 31, 2005 and 2004 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for these periods.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Our deferred revenue consists of both current and long term and includes funds received in connection with patent license agreements and sales of our enhanced advantage breast implant warranty program.   The deferred revenue relating to the licensing fees received under the patent license agreements will be recognized as revenue evenly over the product's life expectancy based upon historic product life cycles for products similar to the licensed product.  The fees received in connection with a sale of an enhanced advantage breast implant warranty are deferred and recognized as revenue evenly over the life of the warranty term.

Warranty Reserves

We offer two types of warranties relating to our breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. and ($100 CAD in Canada), and which provide limited financial assistance in the event of a deflation or rupture.  Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  We provide an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized over the term of the enhanced limited warranty.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the warranties.  Should actual patient claim rates reported differ from our estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in selling, general and administrative expenses.

Product Liability Reserves

We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits.  We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account our excess insurance coverages.  The actuarial valuations are based on historical information and certain assumptions about future events.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)").  SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) covers a wide range of share-based compensation arrangements and requires that the compensation cost related to these types of payment transactions be recognized in financial statements.  Cost will be measured based on the fair value of the equity or liability instruments issued.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, which provides guidance regarding the application of SFAS 123(R).  SAB No. 107 expresses views of the Staff regarding the interaction between SFAS 123(R), Share-Based Payment, and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies.  In particular, SAB No. 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R), and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated net income and earnings per share.  The Company has not completed its analysis of the impact of the adoption of 123(R); however, the effect of the adoption is estimated to approximate that shown in Note K, "Stock Options and Restricted Stock" in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, which amends the guidance in Accounting Review Board ("ARB") No. 43, Chapter 4, Inventory Pricing.  This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of "so abnormal".  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or the financial position of the Company.

In September 2004, the FASB confirmed Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004.  The EITF reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share calculations, regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ended December 31, 2004 and retroactively applied its provisions to the interim periods ending June 30 and September 30, 2004 due to the Company's December 2003 issuance of convertible subordinated notes.  The impact of the EITF 04-8 changed the diluted earnings per share calculation by increasing net income used in the numerator by the after-tax amount of interest expense related to the convertible notes (approximately $802,000 per quarter), and by increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares, the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $0.02 per share for the interim periods ending June 30 and September 30, 2004.

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

The accompanying unaudited consolidated financial statements for the three-month and nine-month periods ended December 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month and nine-month periods ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year.

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

Available-for-sale investments at December 31, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$83,392	$-	$-	$83,392
Money market mutual funds	6,491	-	-	6,491
State and Municipal agency obligations	67,200	-	-	67,200
Mortgage-backed securities	39,729	82	(196)	39,615
Corporate debt securities	281	-	(2)	279
Total available-for-sale investments	$197,093	$82	$(198)	$196,977

Included in cash and cash equivalents	$89,525	$-	$-	$89,525
Included in current marketable securities	107,568	82	(198)	107,452
Total available-for-sale investments	$197,093	$82	$(198)	$196,977

Available-for-sale investments at March 31, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$68,598	$-	$-	$68,598
Money market mutual funds	8,068	-	-	8,068
Marketable equity securities	161	-	(18)	143
U.S., State and Municipal agency obligations	36,149	-	(342)	35,807
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Included in cash and cash equivalents	$76,666	$-	$-	$76,666
Included in current marketable securities	36,588	-	(360)	36,228
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at December 31, 2005 and March 31, 2005 consisted of:

(in thousands)	December 31,	March 31,
Raw materials	$15,976	$14,155
Work in process	10,252	12,055
Finished goods on consignment	14,285	15,736
Finished goods	35,574	32,733
	$76,087	$74,679

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

Property and equipment at December 31, 2005 and March 31, 2005 consisted of:

(in thousands)	December 31,	March 31,
Land	$556	$574
Buildings	23,767	24,758
Leasehold improvements	27,332	25,371
Furniture, fixtures and equipment	109,044	109,325
Construction in progress	4,985	4,562
	165,684	164,590
Less accumulated depreciation	(99,057)	(92,303)
	$66,627	$72,287

Note G - Product Warranties

The Company provides an accrual for the estimated cost of product warranties at the time revenue is recognized.  The Company offers product replacement and certain financial assistance for surgical procedures that fall within the limited warranties and coverage period of implantation on its breast implant products.  Such accruals are based on estimates, taking into consideration relevant factors such as unit sales, historical experience, warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques.  The Company assesses the adequacy of these accruals periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.  In the first quarter of fiscal 2006, the Company expanded its standard limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and in the third quarter of fiscal 2006 expanded the program coverage to include silicone gel-filled breast implant sale implanted in certain European and other international countries.  These changes to our warranty programs were not retroactive, but applicable to implants subsequent to the effective date of the enhanced programs.

Information on changes in the Company's accrued product warranty reserves are as follows:

	Nine Months Ended
	December 31,
(in thousands)	2005	2004
Beginning warranty reserves	$19,245	$17,783
Costs of warranty claims	(3,026)	(3,037)
Accruals for product warranties	4,888	4,097
Adjustments made to accruals related to pre-existing warranties	-	-
Ending warranty reserves	$21,107	$18,843

Note H - Comprehensive Income

Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.

Comprehensive income for the three and nine-month periods was:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Net income	$12,744	$16,329	$47,337	$46,517
Foreign currency translation adjustment	(2,338)	10,356	(11,094)	11,927
Unrealized (gains) losses on marketable
securities and investment activities, net	97	(118)	100	(162)
Comprehensive income	$10,503	$26,567	$36,343	$58,282

Note I - Income Taxes

Generally, the Company does not provide for U.S. income taxes on undistributed earnings of its foreign corporations that are intended to be invested indefinitely outside the United States; however, on October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (AJCA).  The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  In the second quarter of fiscal 2006, the Company decided to repatriate up to $25.0 million in foreign profits, and estimated the tax liability on the repatriation would be approximately $1.5 million.

The effective rate of corporate income taxes for the three months ended December 31, 2005 was 33.4%, as compared to 32.2% for the same period in the prior year.  The effective rate of corporate income taxes was 33.3% and 32.0% for the nine-month periods ended December 31, 2005 and 2004, respectively.  The increases in the effective tax rates during these three and nine-month periods reflect the impact of the repatriation noted above, and we expect this higher rate to continue for the remainder of the fiscal year.

The Company's income tax returns are routinely audited by federal and various state and foreign tax authorities. Disputes can arise with these tax authorities involving matters of the timing and amount of deductions, and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations.  The Company periodically evaluates our exposures associated with tax filing positions.  While the Company believes our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate settled outcomes of these matters.  While it is not possible to accurately predict the eventual outcome of these matters, the Company does not believe any such items will have a material adverse effect on our annual Consolidated Financial Statements, although an adverse resolution of one or more of these items could have a material impact on the results of operations.

Note J - Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company's common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that when the effect is dilutive, net income is increased by the after-tax interest expense on the Company's convertible subordinated notes, and the number of shares outstanding is increased by potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares consist of shares issuable under the terms of employee stock options, unvested restricted stock grants, warrants, and the 2¾% convertible subordinated notes.  A reconciliation of net income for basic earnings per share to net income for diluted earnings per share and weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Net income: as reported[1]	$12,744	$16,329	$47,337	$46,517
Add back after-tax interest expense on convertible notes	802	802	2,406	2,406
Net income for numerator of diluted earnings per share	$13,546	$17,131	$49,743	$48,923

[1] Net income as reported includes no compensation expense associated with stock options.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2005	2004	2005	2004
Weighted average outstanding shares: basic	43,535	42,367	43,016	42,360
Shares issuable through exercise of stock options	1,831	2,492	2,011	2,685
Unvested restricted stock grants	276	-	92	-
Shares issuable through convertible notes	5,139	5,128	5,136	5,124
Shares issuable through warrants	1,053	-	707	-
Weighted average outstanding shares: diluted	51,834	49,987	50,962	50,169

Basic earnings per share	$0.29	$0.39	$1.10	$1.10
Diluted earnings per share	$0.26	$0.34	$0.98	$0.98
15

Shares issuable through stock options are determined using the treasury stock method.  Shares potentially issuable upon the conversion of the Company's 2¾% convertible subordinated notes are included in the calculation when the effect of the conversion would be dilutive on diluted earnings per share.  This inclusion of potentially issuable shares is required even when the notes are not actually subject to conversion because the required conditions for conversion (described in Note O - "Long-Term Debt" below) have not been satisfied.  The Company purchased a note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible notes by effectively increasing the conversion price of the notes to the warrant strike price of $39.2887 per share.  The convertible note hedge is always excluded from the calculation of diluted earnings per share because its impact will always be anti-dilutive.  However, SFAS 128 requires that the dilutive impact of the warrants be included in diluted earnings per share using the treasury stock method whenever the average price of the Company's common shares exceeds the strike price of the warrants.  For example, using the treasury stock method, if the average price of our stock during the period ended December 31, 2005 had been $38.00, $43.00 or $49.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 443,000 and 1,018,000 shares, respectively.  The total number of shares that could potentially be included under the warrants is 5.1 million.  The average share price of our stock during the quarter ended December 31, 2005 exceeded the $39.2887 conversion price of the warrants; the impact of these warrants was that 1.1 million shares were added to the diluted shares and diluted earnings per share calculation during that period.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied. In addition, the EITF required application on retrospective basis for all periods presented.

Note K - Stock Options and Restricted Stock

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan and 1991 Plan.  Options granted under both plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.

In September 2005, the Company's shareholders approved an amended and restated version of the Company's Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan (the "2005 Plan").  The 2005 Plan reflects, among other things, amendments to the earlier plans to: (i) provide the Company with flexibility to grant awards other than stock options, including but not limited to restricted stock, stock bonuses, stock units and dividend equivalents; (ii) allow the Company to grant awards intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code; and (iii) extend the term of the plan to July 24, 2015.  The 2005 Plan does not provide for an increase in the number of shares of the Company's common stock available for award grants under the plan.

In November 2005, the Board of Directors of the Company approved certain amendments to the 2005 Plan.  These amendments provide as follows:

Grants of full-value awards under the 2005 Plan generally must satisfy certain minimum vesting requirements.  ("Full-value awards" include all awards granted under the 2005 Plan other than stock options with an exercise price that is not less than the fair market value of the underlying stock on the date the option is granted.)  Full-value awards subject to time-based vesting may not become fully vested in less than three years.  Full-value awards subject to performance-based vesting may not vest in less than one year.  The Company retains discretion to accelerate vesting of such awards under certain circumstances such as in connection with a termination of the grantee's employment, a change in control of the Company or the grantee's employer, or a release of claims by the grantee.  The Company may also grant full-value awards covering up to 10% of the total number of shares available for grant purposes under the 2005 Plan that are not subject to the foregoing vesting and acceleration restrictions.

Shareholder approval is expressly required for any increase in the number of shares of the Company's common stock that are available for award grant purposes under the 2005 Plan.

These amendments are reflected in Sections 4.2(e), 5.1.4 and 8.6.3 of the restated version of the 2005 Plan, which has been filed as an exhibit to this Report.

Persons eligible to receive awards under the 2005 Plan include directors, officers or employees of the Company, and certain of its consultants and advisors.  The types of awards that may be granted under the 2005 Plan include stock options, restricted stock, stock bonuses, stock units and dividend equivalents, and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as certain cash bonus awards.  Pursuant to the terms of the option plans, 164,829 and 2,870,623 common shares were exercised during the three and nine month period ended December 31, 2005, respectively.

The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2005 Plan remains at 6.0 million shares (inclusive of approximately 4.6 million options previously granted under the Amended 2000 Long-Term Incentive Plan).

In September 2005, the Company's shareholders approved an Employee Stock Purchase Plan ("ESPP"), which assists eligible employees in acquiring a stock ownership interest in the Company, at a favorable price and upon favorable terms, pursuant to a plan which is intended to qualify as an ESPP under Section 423 of the Code.  The initial offering period commenced in November 2005.

On October 5, 2005 (the "Award Date"), the Compensation Committee of the Board of Directors of the Company, granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the "Restricted Stock") to the Company's Executive Officers and other Company Officers, and to members of the Board of Directors of the Company.  The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date.  The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service.  Mentor has recorded $14.5 million net of amortization, in deferred stock-based compensation in accordance with APB No. 25.  Stock compensation expense is recognized over the 5-year vesting period of the Restricted Stock grants.  Restricted Stock compensation expense for the three and nine month periods ended December 31, 2005 was $0.8 million and $0, respectively.  There was no Restricted Stock compensation expense in fiscal 2005.

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

The pro forma effect on net income may not be representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a different number of stock options granted in succeeding years, at different fair values.  The Company's pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands except per share data)	2005	2004	2005	2004
Net income: as reported[1]	$12,744	$16,329	$47,337	$46,517
Deduct: compensation expense fair value method	(1,233)	(1,642)	(3,901)	(5,197)
Net income: pro forma	$11,511	$14,687	$43,436	$41,320

Basic earnings per share: as reported	$0.29	$0.39	$1.10	$1.10
Basic earnings per share: pro forma	$0.26	$0.35	$1.01	$0.98

Net income: as reported[1]	$12,744	$16,329	$47,337	$46,517
Add back after-tax interest expense on convertible notes	802	802	2,406	2,406
Net income: diluted earnings per share	13,546	17,131	49,743	48,923
Deduct: compensation expense fair value method	(1,233)	(1,642)	(3,901)	(5,197)
Net income: diluted earnings per share pro forma	$12,313	$15,489	$45,842	$43,726

Diluted earnings per share: as reported	$0.26	$0.34	$0.98	$0.98
Diluted earnings per share: pro forma	$0.24	$0.29	$0.90	$0.82

[1] Net income as reported includes no compensation expense associated with stock options.
17

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

Note L - Share Repurchase Program

The Company has a share repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effect of the Company's long-term incentive programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During fiscal 2005, 2.3 million shares were repurchased for a total of $79.8 million, and 1.3 million shares remained authorized for repurchase as of March 31, 2005 and December 31, 2005.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.  The Company entered into a Credit Agreement on May 26, 2005, which provides for certain limitations regarding future share repurchases.  See Note P - "Credit Agreements" for additional information on the Credit Agreement.

Note M - Acquisitions

South Bay Medical LLC

On January 19, 2001, the Company purchased the assets of South Bay Medical LLC (South Bay), a company focused on the development of a new computer-based workstation and automated cartridge-based needle loading system for use in brachytherapy procedures.  The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition.  The Company paid $2.0 million in cash and issued restricted common stock valued at $4.0 million on the date of purchase.  Additional purchase price payments will be made to South Bay over the next two years as workstation sales are made.  The net present value of these amounts is recorded at December 31, 2005, in current accrued liabilities ($0.1 million) and in long-term accrued liabilities ($0.7 million), as the Company believes it is probable these payments will be made.

Prosurg, Inc.

In December 2001, the Company entered into several agreements with Prosurg, Inc., to acquire certain patent rights and obtain a source of supply of a bio-absorbable co-polymer for $2.0 million in cash and up to an additional $2.0 million upon the achievement of certain milestones.  The purchase price was allocated to intangible assets, and the net present value in the amount of $1.0 million is recorded at December 31, 2005, in accrued liabilities, as the Company believes it is probable this payment will be made.

Note N - Goodwill & Intangible Assets

Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Goodwill is not amortized, but its value is tested for impairment annually, and intangible assets are amortized over their useful lives ranging from 3-20 years on a straight line basis.  Allocated costs were based on respective fair values at the date of acquisition.

All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests are performed in the fourth quarter of each fiscal year.  No potential impairment issues were noted for the quarter ended December 31, 2005.

As of December 31, 2005 and March 31, 2005, accumulated amortization of intangible assets was $15.5 million and $12.7 million, respectively.

Note O - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at a conversion price of $29.1859 per share and are subordinated to all existing and future senior debt.

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

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's dividend payments, the conversion price has been adjusted to $29.1859, and each $1,000 principle amount will be convertible into 34.2631 shares of common stock.

During the quarter ending December 31, 2005, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

Concurrent with the issuance of the convertible subordinated notes, the Company entered into a convertible note hedge and a warrants transaction with respect to its common stock, the exposure for which is held by Credit Suisse First Boston LLC.  The note hedge expires on January 1, 2009 and provides for Mentor to purchase a number of shares equal to those issuable upon conversion of the convertible notes, and at the same price and subject to the same adjustments as the convertible notes.  As of December 31, 2005 this hedge provided that Mentor could purchase 5.14 million shares at $29.1859 each.  The warrants are European-style call warrants, which also expire on January 1, 2009 and allow the holder to purchase a number of shares equal to those issuable upon conversion of the convertible bonds at $39.4275 and subject to adjustment similar to those provided for in the convertible note indenture.  As of December 31, 2005, the warrants provided that the holder could purchase 5.14 million shares at $39.29. Both the note hedge and the warrants transaction may be settled at the Company's option either in cash or shares.  The convertible note hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share to approximately $39.2887.  The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Note P - Credit Agreements

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

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of December 31, 2005, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  As of February 7, 2006, there were no borrowings outstanding under the Facility.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of December 31, 2005, all covenants and restrictions had been satisfied.

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

The aesthetic and general surgery products segment consists primarily of breast implants, tissue expanders, body contouring (liposuction) equipment and disposables, and facial aesthetic products.  The surgical urology segment includes erectile dysfunction products, brachytherapy seeds for cancer treatment, women's health products and disposable urinary care products.  The clinical and consumer healthcare segment includes catheters and other disposable products for the management of urinary incontinence and retention.

Selected financial information for the Company's reportable segments for the three-month and nine-month periods ended December 31, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Net sales
Aesthetic and General Surgery	$63,072	$63,181	$195,870	$183,047
Surgical Urology	30,946	31,881	95,025	94,167
Clinical and Consumer Healthcare	26,498	25,539	79,219	74,598
Total consolidated revenues	$120,516	$120,601	$370,114	$351,812

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Operating profit
Aesthetic and General Surgery	$20,714	$23,116	$67,049	$67,052
Surgical Urology	2,823	2,602	8,820	5,950
Clinical and Consumer Healthcare	4,260	2,419	14,083	8,174
Total reportable segments	$27,797	$28,137	$89,952	$81,176

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2005	2004	2005	2004
Operating income
Reportable segments	$27,797	$28,137	$89,952	$81,176
Corporate operating expenses	(8,132)	(3,798)	(17,196)	(10,642)
Interest expense	(1,408)	(1,346)	(4,294)	(3,982)
Interest income	952	683	2,571	1,631
Other income (expense)	(78)	432	(29)	249
Income before income taxes	$19,131	$24,108	$71,004	$68,432

	As of
	December 31,	March 31,
(in thousands)	2005	2005
Identifiable assets
Aesthetic and General Surgery	$164,314	$161,207
Surgical Urology	98,653	111,989
Clinical and Consumer Healthcare	61,188	53,767
Total reportable segments	$324,155	$326,963

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

The section entitled "Risk Factors" set forth in Item 1A under Part II - Other Information, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition.  These risks, in addition to the other information in this Report and in our other filings with the SEC, should be carefully considered before deciding to purchase, hold or sell our securities.

All statements included in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Examples of forward-looking statements include, but are not limited to, statements concerning:

•     our announced focus on aesthetic medicine and consideration of strategic alternatives for our urology business for which we are hopeful that we will be able to announce a final decision within the next 90 days

•     our ability to satisfy the conditions set forth in the approvable letter we received on July 28, 2005 regarding our silicone gel-filled breast implants and the FDA's recent concerns with respect to post-market patient monitoring activities and the outcome of the FDA's review and determination regarding our PMA application;

•     the future impact on our operating results of patient delays in having breast augmentation surgery due to a potential approval by the FDA of our silicone gel-filled breast implants;

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

•     our ability to consummate acquisitions and integrate their operations successfully; and

•     our anticipated sales, expenses, and taxes for fiscal 2006.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us.  Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "projects," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue,"  "ongoing", "guidance," and similar expressions, and variations or negatives of these words.  In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These forward-looking statements speak only as of the date of this Report and are based upon the information available to us at this time.  Such information is subject to change, and we will not necessarily inform you of such changes.  These statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section "Risk Factors" in Item 1A under Part II - Other Information.  We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Our aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery and our facial aesthetic products, as well as capital equipment and consumables used for body contouring (traditional and ultrasonic liposuction).  Our surgical urology products include surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Our clinical and consumer healthcare products include catheters and other products for the management of urinary incontinence and retention.

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

Recent Events

On February 6, 2006 we withdrew our financial guidance for fiscal year 2006 due to the uncertainty regarding the timing of our ongoing strategic initiatives and ongoing FDA review of our silicone gel PMA.  While we continue to expect our fiscal 2006 sales to increase over fiscal year 2005, we no longer believe that this increase will reach a low double-digit rate over sales in fiscal 2005.

On February 6, 2006, we announced that, with respect to our Puragen Plus™ program in the U.S., we recently identified potential issues with some of the data from our clinical study that will require further evaluation and will result in a delay to our PMA submission timeline.  We are working diligently to more thoroughly understand these issues and determine our next course of action.

On November 20, 2005, we announced our proposal to acquire Medicis Pharmaceutical Corporation.  The proposal was communicated on November 18, 2005 in a letter from Joshua H. Levine, our President and CEO, to Jonah Shacknai, Medicis' Chairman of the Board and CEO.  On February 6, 2006, we announced that we will not be pursuing a strategic relationship with Medicis at this time.  While we believe that a combined Mentor and Medicis is a strategically sound proposition, there are a number of attractive opportunities available to us that we are exploring and we remain committed to executing on our strategy to become a company focused exclusively in aesthetic medicine.  We have incurred approximately $3.3 million of expense through December 31, 2005 in connection with the proposed Medicis acquisition.

On October 18, 2005, we announced our strategy to increase our focus on aesthetic medicine, and as a result, we are evaluating strategic alternatives for our urology business that we believe would both enhance shareholder value and enable us to focus more fully on our aesthetics business.  Our urology business, which includes our Surgical Urology and Clinical and Consumer Healthcare segments, currently contributes approximately 48% of our consolidated net sales and approximately 26% of our operating profit, and comprises approximately 50% of identifiable segment assets. Following our announcement, we received a number of proposals from strategic and financial parties and we concluded that there were a number of options to be considered to support our goal of driving shareholder value.  We are hopeful that we will be able to announce a final decision within the next 90 days.  We believe that our third quarter sales for these segments have been negatively impacted by the uncertainty around our evaluation of strategic alternatives for our urology business.  We incurred approximately $1.7 million of expense through December 31, 2005 in connection with our announced strategy related to our urology business.

On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our Pre-Market Approval ("PMA") application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the advisory panel, composed of outside experts selected by the FDA, had recommended in their April 2005 review of our PMA application.  In April 2005, the advisory panel  met to consider questions presented to it by the FDA regarding our PMA application and to make a recommendation to the FDA regarding whether the PMA application should be approved.  In a majority 7-to-2 vote, the panel recommended approval, with conditions, of our PMA application.  We are currently engaged in discussions with the FDA to address the conditions required for approval and the FDA's recent concerns with respect to post-market patient monitoring activities and cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

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

Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranty reserves, product liability reserves, and goodwill and intangible asset impairment.  Certain of these accounting polices are discussed below while the others are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

We have current and long term deferred revenue, which include funds received in connection with patent license agreements and purchases of our enhanced advantage breast implant limited warranty program.  Deferred revenue relating to the licensing fees received from the patent licensing agreements is recognized as revenue evenly over the product's life expectancy based upon historic product life cycles for products similar to the licensed product.  The fees received in connection with our enhanced advantage breast implant limited warranty are deferred and recognized evenly over the life of the warranty term.

Warranty Reserves

We offer two types of warranties relating to our breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. and ($100 CAD in Canada), and which provide limited financial assistance in the event of a deflation or rupture.  Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  We provide an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized over the term of the enhanced limited warranty.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the warranties.  Should actual patient claim rates reported differ from our estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in selling, general and administrative expenses.

Product Liability Reserves

We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits.  We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages.  The actuarial valuations are based on historical information and certain assumptions about future events.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.0	35.5	34.4	36.2
Gross profit	66.0	64.5	65.6	63.8
Selling, general and administrative expense	41.8	37.6	38.7	36.7
Research and development expense	7.8	6.7	7.2	7.0
Operating income	16.4	20.2	19.7	20.1
Interest expense	(1.2)	(1.1)	(1.2)	(1.1)
Interest income	0.8	0.6	0.7	0.5
Other income (expense), net	(0.1)	0.3	-	-
Income before income taxes	15.9	20.0	19.2	19.5
Income taxes	5.3	6.5	6.4	6.3
Net income	10.6%	13.5%	12.8%	13.2%

For the three-month period ended December 31, 2005 compared to the three-month period ended December 31, 2004:

Net Sales

Net sales for the three-month period ended December 31, 2005 remained flat at $120.5 million, compared to $120.6 million for the same period in the prior year.  We believe that net sales for the three-month period ended December 31, 2005 were negatively impacted by the uncertainty in the breast aesthetics market resulting from the ongoing FDA review of our silicone gel-filled breast implant PMA and from disruptions related to our October 18, 2005 announcement of our evaluation of strategic alternatives for our urology business.  Unfavorable foreign currency exchange variations, principally the weaker Euro, over the same quarter in the prior year had an unfavorable year-to-year impact on sales of $3.0 million.  Foreign exchange rates have recently been volatile, and should the dollar to Euro exchange rate remain at the current level or fall further, we expect that there would continue to be a negative impact on sales in the remainder of the fiscal year when compared to the prior year. Although we continue to expect our fiscal year 2006 sales to increase over fiscal year 2005, due to the uncertainty regarding timing of our ongoing strategic initiatives and ongoing FDA review of our silicone gel PMA, we no longer expect such increase to reach the low double-digit growth previously expected.

	Sales by Principal Product Line
	Three Months Ended
	December 31,
(in thousands)	2005	2004	Percent Change
Aesthetic and General Surgery Products	$63,072	$63,181	(0.2)%
Surgical Urology Products	30,946	31,881	(2.9)%
Clinical & Consumer Healthcare Products	26,498	25,539	3.8%
	$120,516	$120,601	(0.1)%

Net sales of aesthetic and general surgery products remained flat at $63.1 million for the quarter ended December 31, 2005, compared to $63.2 million for the same period in the prior year.  We believe domestic sales continue to be negatively impacted by women delaying breast augmentation in anticipation of the potential U.S. approval of our silicone gel-filled breast implant products, following our July 28th announcement that we received an FDA approvable letter.  Sales were also negatively impacted by approximately $0.5 million due to unfavorable foreign currency exchange effects.  Total net sales of breast implant products increased 1% to $55.0 million for the quarter from $54.2 million for the same period in the prior year.  Increased net sales were primarily driven by growth in the reconstruction market both domestically and internationally.  We continue to see competitive price pressure in both the domestic and international markets for breast implants.  Net sales of body contouring products decreased 19% to $3.8 million for the quarter, from $4.6 million for the same period in the prior year. This decrease was primarily a result of lower body contouring capital equipment purchases during the quarter due to budget constraints at hospitals, surgery center and clinics that generally would be making capital equipment purchases towards the end of the calendar year.  Other aesthetic products sales remained flat at $4.3 million for both quarters.

Net sales of surgical urology products decreased 2.9% to $30.9 million for the quarter ended December 31, 2005, from $31.9 million for the same period in the prior year which we believe to primarily be a result of temporal disruptions related to the October 18th announcement of our intent to evaluate strategic alternatives for our urology business.  Net sales of penile implants increased 10% to $7.2 million, from $6.5 million in the same period in the prior year, due to increased market acceptance of our Titan® penile implant device as a result of continued emphasis on educational seminars, our second quarter launch of our direct-to-consumer "La Bombita" marketing campaign, and the recent release of Genesis™, our coated malleable penile implant.  Brachytherapy products net sales increased by 2% to $4.0 million for the quarter ended December 31, 2005, from $3.9 million for the same period in the prior year, primarily as a result of higher unit sales and slightly higher average selling prices.  Net sales of women's health products increased 5% to $5.8 million for the three months ended December 31, 2005, compared to $5.6 million for the same period in prior year.  This growth was due to an increase in sales of our Aris™ product and an increase in licensing revenues from our trans-obturator method patent.  Partially offsetting these increases was a decline in sales of ObTape® and tissue based sling products, as surgeons transitioned to other newer competitive offerings, including our Aris™ product.  Net sales of our disposable urinary care products decreased 12% to $13.9 million for the quarter ended December 31, 2005, compared to $15.9 million for the same period in the prior year, primarily as a result of unfavorable exchange rate variations during the quarter and to a lesser extent, decreasing sales of low margin non-core OEM products to a contracted international customer.  The unfavorable impact of foreign exchange rate variations for the surgical urology product segment, which primarily impacts our disposable urinary care products, was $1.4 million for the quarter ended December 31, 2005.

Net sales of clinical and consumer healthcare products increased 3.8% to $26.5 million for the quarter ended December 31, 2005, from $25.5 million for the same period in the prior year.  Net sales growth was generally aided by an overall increase in unit sales in our domestic markets.  This volume growth was partially offset by an unfavorable foreign currency exchange effect of $1.1 million for the quarter as nearly half of these product sales are invoiced in currencies other than the dollar, and a decrease in sales as a result of the October 18th announcement of our intent to evaluate strategic alternatives for our urology business.

Gross Profit

Gross profit increased to 66.0% of net sales for the quarter ended December 31, 2005, compared to 64.5% for the same period in the prior year, primarily due to improved manufacturing efficiencies and to a lesser degree a shift in sales mix towards our higher margin products.  Gross profit for aesthetic and general surgery products remained flat with the prior year at 76.0% of net sales, or $47.9 million, for the quarter ended December 31, 2005, compared to 76.1% of net sales, or $48.1 million, for the same period in the prior year.  Gross profit for surgical urology products improved to 59.3% of net sales, or $18.4 million, for the quarter ended December 31, 2005, up from 55.4% of net sales, or $17.6 million, for the same period in the prior year.  This improvement was primarily due to improved manufacturing efficiencies, licensing revenue from our trans-obturator method patent, and a shift to higher margin products.  Gross profit for healthcare products increased to 49.9% of net sales, or $13.2 million, for the quarter ended December 31, 2005, compared to 47.0% of net sales, or $12.0 million, for the same period in the prior year.  This increase was primarily due to improved manufacturing efficiencies.

Selling, General and Administrative

Selling, general and administrative expenses were $50.4 million, or 41.8% of net sales, for the quarter ended December 31, 2005, compared to $45.4 million, or 37.6% of net sales, in the same period in the prior year.  The increased dollar amount for the period was due to charges related to our strategic initiatives including $3.3 million of legal and professional fees related to our proposal to acquire Medicis and $1.7 million of legal fees and employee retention expenses related to our announced strategy related to our urology business, and an increase of approximately $0.8 million in compensation expense related to the issuance of restricted stock grants.  These increases were partially offset by a lower level of performance related compensation expense of approximately $2.1 million as compared to the same period in the prior year.

Research and Development

Research and development expense was $9.5 million, or 7.8% of net sales, for the quarter ended December 31, 2005, compared to $8.1 million or 6.7% of net sales, in the same period in the prior year.  Increased research and development spending for the quarter ended December 31, 2005 was primarily related to supporting our silicone gel-filled breast implant regulatory submissions in the United States and Canada, our botulinum toxin project, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen Plus™, and a charge for the abandonment of an advance payment for services for a manufacturing process under development.

Interest and Other Income and Expense

Interest expense was $1.4 million for the quarter ended December 31, 2005, compared to $1.3 million in the same period in the prior year.  These costs include interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, commitment fees on our credit facilities and amortization of debt issuance costs.  The slight increase in interest expense was attributable to higher commitment fees  and was partially offset by lower borrowings at our international facilities.  Interest income increased to $1.0 million for the quarter ended December 31, 2005, from $0.7 million for the same period in the prior year, as a result of generally higher rates of interest and higher levels of cash and cash equivalents balances available for investment.

Income Taxes

The effective rate of corporate income taxes for the three months ended December 31, 2005 was 33.4% as compared to 32.3% for the same period in the prior year.  In the second quarter of fiscal 2006, we decided to repatriate up to $25.0 million in foreign profits during the balance of fiscal year 2006.  The increase in the effective tax rate for the quarter reflects the impact of such repatriation.  We expect to provide for a slightly higher tax rate for the remainder of the fiscal year as a result of the intended repatriation.

Net Income and Earnings Per Share

Net income for the quarter ended December 31, 2005 decreased 22% to $12.7 million, from $16.3 million in the same period in the prior year.  Diluted earnings per share decreased 24% to $0.26 for the quarter, compared to $0.34 for the same period in the prior year.  Our weighted average shares outstanding for the quarter ended December 31, 2005 increased to 51.8 million from 50.0 million in the same period in prior year, primarily due to the dilutive impact of our warrants as a result of our higher average share price during the quarter, and additional shares outstanding as a result of restricted stock grants and stock option exercises.

For the nine-month period ended December 31, 2005 compared to the nine-month period ended December 31, 2004:

Net Sales

Net sales increased 5.2%, or $18.3 million, to $370.1 million for the nine months ended December 31, 2005, compared to $351.8 million for the same period in the prior year.  Foreign exchange rate movements, primarily the weakening of the Euro, had an unfavorable year-to-year impact on international net sales of $0.6 million for the nine-month period.  In addition, we believe domestic sales of our breast aesthetics products were negatively impacted by women delaying breast augmentation in anticipation of a potential U.S. approval of our silicone gel-filled breast implant products and urology and healthcare sales were negatively impacted from temporal disruptions related to the October 18, 2005 announcement of our intent to evaluate strategic alternatives for our urology business.

	Sales by Principal Product Line
	Nine Months Ended December 31,
(in thousands)	2005	2004	Percent Change
Aesthetic & General Surgery Products	$195,870	$183,047	7.0%
Surgical Urology Products	95,025	94,167	0.9%
Clinical & Consumer Healthcare Products	79,219	74,598	6.2%
	$370,114	$351,812	5.2%

Net sales of aesthetic and general surgery products increased 7.0%, or $12.8 million, to $195.9 million for the nine-month period ended December 31, 2005, compared to $183.0 million for the same period in the prior year.  Approximately $0.5 million of the increase is attributable to the favorable impact of foreign exchange rates, and the balance is primarily due to growth in the breast reconstruction market both domestically and internationally.  Net sales of breast implants increased $11.8 million, or 7%, to $170.3 million for the nine-months ended December 31, 2005, compared to $158.5 million for the same period in the prior year.  Body contouring product net sales decreased 3% to $12.9 million for the nine-month period ended December 31, 2005, from $13.3 million for the comparable period in the prior year.  Other product net sales increased by 13% to $12.7 million for the nine months ended December 31, 2005, compared to $11.2 million the same period in the prior year, primarily as a result of increased revenue from international sales of our aesthetic facial product, which was launched in a variety of international markets in May 2005.

Net sales of surgical urology products increased 0.9%, or $0.9 million, to $95.0 million for the nine-month period ended December 31, 2005, compared to $94.2 million for the same period in the prior year.  Net sales of penile implants increased 8% to $20.6 million, from $19.0 million in the same period in the prior year due to increased market acceptance of our Titan® penile device, which carries a higher average selling price than its predecessor product, the Alpha I,  continued emphasis on educational seminars, our second quarter launch of our direct-to-consumer "La Bombita" marketing campaign and, to a lesser extent, the recent release of Genesis™, our coated malleable penile implant.  Brachytherapy product net sales increased 5% to $12.1 million for the nine months ended December 31, 2005, compared to $11.6 million for the same period in the prior year as a result of higher unit sales and slightly higher average selling prices.  Net sales of our women's health products remained flat at $17.2 million for the nine months ended December 31, 2005 and December 31, 2004.  Sales of ObTape® and tissue based sling products decreased as surgeons transitioned to other newer competitive offerings, including our Aris™ product.  These decreases were offset by increased sales of our Aris™ product and licensing revenues from our trans-obturator method patent.  Net sales of our disposable urinary care products decreased 3% to $45.1 million from $46.4 million in the prior year.  This decrease was primarily attributable to decreasing sales of low margin non-core OEM products to a contracted international customer and, to a lesser extent, unfavorable exchange rate movements related to sales at our international branches.  Foreign exchange rate fluctuations unfavorably impacted surgical urology product sales by $0.6 million for the nine-month period ended December 31, 2005.

Net sales of clinical and consumer healthcare products increased by 6.2%, or $4.6 million, to $79.2 million for the nine-month period ended December 31, 2005, compared to $74.6 million for the same period in the prior year.  Net sales of our catheter products increased $2.1 million, or 5%, to $42.4 million for the nine-month period ended December 31, 2005, from $40.3 million for the same period of the prior year.  Net sales of other disposable homecare and ostomy products increased 7% to $36.8 million for the nine-month period ended December 31, 2005, from $34.3 million in the comparable period of the prior year.  This increase resulted from an increase in unit sales and a shift to our premium product categories, which have higher pricing, partially offset by an unfavorable impact of foreign exchange rate variations of $0.5 million for this segment.

Gross Profit

Gross profit for the nine-months ended December 31, 2005, improved to 65.6% of net sales from 63.8% for the same period in the prior year, primarily due to lower manufacturing costs and a shift in product mix towards our higher margin products.  Gross profit for aesthetic and general surgery products improved to 76.4% of net sales, or $149.7 million, for the nine-month period ended December 31, 2005, up from $137.4 million, or 75.1% of net sales, in the comparable nine-month period in the prior year.  This increase in gross profit as a percentage of net sales is primarily attributable to favorable pricing on raw materials and manufacturing efficiencies at our Texas and Netherlands facilities and a shift to sales of higher margin breast implant products.  Gross profit for surgical urology products for the nine-month period ended December 31, 2005 improved to 57.0% of net sales, or $54.1 million, compared to 54.4% of net sales, or $51.2 million, for the same period in the prior year.  This improvement in the gross profit percentage was primarily due to improved manufacturing efficiencies and licensing revenue from our trans-obturator method patent.  Gross profit for clinical and consumer healthcare products for the nine-month period ended December 31, 2005 increased to 49.2% of net sales, or $39.0 million, compared to 47.9% of net sales, or $35.8 million in the prior year.  This increase was due to a shift to higher margin products within the segment.

Selling, General and Administrative

Selling, general and administrative expenses increased to 38.7% of net sales, or $143.4 million for the nine-month period ended December 31, 2005, compared to 36.7% or $129.2 million for the same period of the prior year.  This increase was due to charges related to our strategic initiatives including $3.3 million of legal and professional fees related to our proposal to acquire Medicis  and $1.7 million of legal fees and employee retention expenses related to pursue our announced strategy related to our urology business, an increase of approximately $1.0 million in costs associated with our facial aesthetics marketing efforts in support of our hyaluronic acid-based dermal filler product, Puragen™, an increase of approximately $1.0 million in our direct-to-consumer advertising programs, an increase of approximately $0.8 million in compensation expense related to the issuance of restricted stock grants,  increased patient and physician education programs of approximately $0.7 million, and additional costs associated with our expanded breast implant warranty program of approximately $0.7 million, which was launched during the first quarter of fiscal 2006.  To a lesser extent, increased personnel costs in support of sales and marketing contributed to the year over year increase.  The increase in general and administrative expense was partially offset by lower levels of performance related compensation of approximately $1.7 million for the same period in the prior year and lower general and administrative costs at our manufacturing facilities.

Research and Development

Research and development expense for the nine-month period ended December 31, 2005 was $26.6 million, or 7.2% of net sales, compared to $24.6 million, or 7.0% of net sales, for the comparable period in the prior year.  The increase in research and development spending primarily supports key strategic product development programs, including our silicone gel-filled breast implant regulatory submissions in the United States and Canada, our botulinum toxin project, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen™, and the continued development of automated manufacturing technologies.

Interest and Other Income and Expense

Interest expense for the nine-month period ended December 31, 2005 increased to $4.3 million, from $4.0 million in the comparable period in the prior year.  These costs included interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.  The increase in interest expense was primarily attributable to higher commitment fees and was partially offset by lower borrowings on our international facilities.  Interest income increased $0.9 million to $2.6 million for the nine-month period ended December 31, 2005, from $1.6 million for the same period in the prior year, as a result of generally higher rates of interest and higher balances of cash and cash equivalents available for investment.

Income Taxes

The effective rate of corporate income taxes for the nine-months ended December 31, 2005 was 33.3%, compared to 32.0% for the comparable period in the prior year.  In the second fiscal quarter of 2006, we decided to repatriate up to $25.0 million in foreign profits, and estimate the tax liability on the repatriation will be approximately $1.5 million.  The increase in the effective tax rate reflects the impact of such intended repatriation.  We expect to provide for a slightly higher tax rate for the remainder of the fiscal year as a result of the intended repatriation.

Net Income and Earnings Per Share

Net income for the nine-month period ended December 31, 2005 increased 1.8% to $47.3 million, from $46.5 million in the comparable period in the prior year.  Diluted earnings per share remained flat at $0.98 for the nine-month periods ending December 31, 2005 and 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, and debt service requirements for the foreseeable future.  As of December 31, 2005, we had cash, cash equivalents and short-term marketable securities of $197.0 million, an increase of $84.1 million or 74%, compared to $112.9 million as of March 31, 2005.  The principal components of the increase in cash, cash equivalents and marketable securities were cash generated from operating activities of $83.6 million and proceeds of $39.7 million from the exercise of employee stock options, offset by $24.1 million in dividends paid, $10.5 million used for net capital expenditures, and $3.2 million for repayment of debt on our foreign lines of credit.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

	As of
(in thousands)	December 31,	March 31,
	2005	2005

Cash and cash equivalents	$89,525	$76,666
Marketable debt securities	107,452	36,228
Total cash, cash equivalents and marketable debt securities	$196,977	$112,894
Percentage of total assets	36%	24%
33

Cash Flow Changes

The following table summarizes our cash flow activity:

	Nine Months Ended
	December 31,
(in thousands)	2005	2004

Net cash provided by operating activities	$83,561	$68,263
Net cash provided (used) by investing activities	(81,160)	(33,930)
Net cash provided (used) in financing activities	12,482	(92,573)
Effect of currency exchange rates on cash and cash equivalents	(2,024)	681
Increase (decrease) in cash and cash equivalents	$12,859	$(57,559)

Operating

Cash provided by operating activities of $83.6 million and $68.3 million for the nine-month periods ended December 31, 2005 and 2004, respectively, was greater than net income for the same nine-month periods in both 2005 and 2004, due to the net impact of non-cash adjustments to income.  Non-cash adjustments include tax benefits from the exercise of employee stock options, depreciation and amortization, deferred income taxes and loss on the disposal of assets.  For the nine-month periods ended December 31, 2005 and 2004, operating cash flows were negatively impacted in the amount of $2.6 million and $1.6 million, respectively, by changes in working capital balances.

Our working capital was $282.2 million at December 31, 2005, and $197.0 million at March 31, 2005.  Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring source of funds.

Investing

Cash used in investing activities was primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the nine-month period ended December 31, 2005, total cash used in investing activities was $81.2 million.  Our net purchases of marketable securities totaled $70.7 million and our capital expenditures totaled $10.5 million.  We anticipate our capital expenditures to total approximately $15.0 million in fiscal 2006, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  For the nine-month period ended December 31 , 2004, total cash used in investing activities was $33.9 million.  This amount in 2004 was comprised of investments of $25.6 million in marketable securities and $8.3 million in capital expenditures.

Financing

Net cash from financing activities is primarily related to: dividends, employee stock option exercises, debt financing activities and our share repurchases.

We have a share repurchase program primarily to offset the dilutive effect of our employee stock option program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  There were no share repurchases during the nine-month period ended December 31, 2005.  At December 31, 2005, 1.3 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Our Credit Agreement limits the amount that can be used to repurchase shares to net income from the previous four quarters less dividends, although this limitation does not apply to any repurchase of the 1.3 million shares currently authorized for repurchase.

In September 2005, the Board of Directors increased the quarterly dividend rate from $0.17 per share to $0.18 per share.  At the rate of $0.18 per share, the aggregate dividend for the quarter was approximately $7.9 million.  Future payment of dividends will be subject to, among other things, Board approval, cash availability, debt restrictions and alternative cash needs.

We receive cash from the exercise of employee stock options.  Employee stock option exercises provided $39.7 million and $9.0 million of cash in the nine-month periods ending December 31, 2005 and 2004, respectively.  Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, share repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at December 31, 2005, only $198 million was available for borrowings.

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

The Credit Agreement imposes financial and operational restrictions regarding certain liquidity and earnings ratios, as well as certain investments, types of indebtedness or liens, and acquisitions, repurchases of shares of common stock, and payment of dividends or disposition of assets above specified thresholds.

Other Financing

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").  The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing.  Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.  Borrowings by Mentor BV under the Facility are guaranteed by Mentor's wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship agreement.  In addition, borrowings under the Facility are secured by a mortgage on certain real estate owned by Mentor BV. As of December 31, 2005, there were no borrowings outstanding and $17.8 million was available under the Facility.

In addition to our Rabobank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign subsidiaries.  These unsecured lines are at market rates of interest, are guaranteed by the Company, and total $3.6 million.  There were no borrowings under these lines of credit as of December 31, 2005.

The total amount of borrowings available to us under all lines of credit was $219.4 million at December 31, 2005.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at a conversion price of $29.1859 per share and are subordinated to all existing and future senior debt.  Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.2887.

One of the conditions required for conversion of the notes was satisfied during the quarter ended December 31, 2005, and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment".  SFAS No. 123(R) will require us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.    The majority of this compensation expense will be captured in selling, general and administrative expenses.  SFAS 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We currently accounts for our employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which generally results in no employee stock option expense.  We plan to adopt SFAS No. 123(R) on April 1, 2006, as required.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

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

Delays in, withdrawal, or rejection of the FDA or other government entity approval(s) of our products, including a delay in or rejection of the approval of our silicone gel-filled breast implant PMA, may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy or requirements in the U.S. and abroad.  In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  In addition, to the extent permissible by law, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.  We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data.  From time to time, we are subject to inquiry by government agencies in this regard.

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

With respect to our Puragen Plus™ program in the U.S., we recently identified potential issues with some of the data from our clinical study that will require further evaluation and will result in a delay to our PMA submission timeline.  We are working diligently to more thoroughly understand these issues and determine our next course of action.  Any further delays in our submission of our PMA or a delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our future revenue and operating results.

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

  developing new technologies to improve existing products;

  developing new products at a lower cost to provide the same benefits as existing products at the same or lower price;

  creating or entering new markets with existing products;

  increasing or improving service-related programs; and

  advertising in a manner that creates additional awareness and demand.

The competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively.  Consequently, we must continue to effectively execute on various competitive levels to properly position our products in the marketplace and maintain our market share, revenue and gross margins.

In particular, we face competition from Inamed, our only current competitor in the U.S. for our breast aesthetics product line.  On September 21, 2005, Inamed announced that it also received an "approvable" letter, with conditions, from the FDA for its silicone gel-filled breast implants.  If Inamed gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  On December 20, 2005, Inamed announced that it had agreed to be acquired by Allergan.  If the Inamed/Allergan merger is completed, we will be competing against a much larger competitor with a substantially larger sales force.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast and other implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  For example, we may be required to recall or withdraw our products if we, the FDA or a foreign government agency determine that use of our products results in a higher than average rate of post-treatment complications based on clinical experience and/or data.  If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency's request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls and could result in negative publicity regarding our products.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

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

Any adverse change to our business as a result of our announced strategy to focus on our aesthetics business and to evaluate our strategic alternatives for our urology business could cause our sales and profitability to suffer.

We announced our strategy to focus on our aesthetics business, and that as a result, we are considering strategic alternatives for our urology business, including a divestiture of the business.  There can be no assurances that our strategic objectives will ultimately be achieved, or that the process of evaluating and executing on our strategic objectives will not disrupt the business.  There can be no assurance that any divestiture of the business would be completed on terms acceptable to us, if at all, and in a timely manner.  We continue to be committed to our urology business, but the divestiture process and any subsequent plans could generate potential disruptions to the business, such as negative reactions from our customers, suppliers or employees, which could materially adversely affect our operating results and financial position.  Further, there can be no assurance that the evaluation of any of these strategic objectives will enable us to focus on our aesthetics business, or that any such strategic focus would enable us to maintain or improve our operating results or financial position in future periods.  For example, we have determined not to pursue our previously announced proposal to acquire Medicis but we incurred substantial expenses before reaching that conclusion.  Finally, any transaction related to our strategic objectives could divert management's attention from effectively managing our existing and ongoing business.

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

We are subject to federal, state, local and foreign environmental laws and regulations.  Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.  We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our earnings or competitive position.  We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.  We cannot assure, however, that environmental claims relating to our operations, or properties owned or operated by us will not develop in the future, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and any applicable insurance coverage.  In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

We are subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies in each of our domestic manufacturing facilities.  For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  In our Oklahoma facility, we are also subject to regulation by the United States Nuclear Regulatory Commission (NRC) due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103.  In our Wisconsin facility, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control; due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

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

In addition, effective April 1, 2006, we will be required to implement FAS 123R, which will have an immediate, negative impact on our operating expenses, net income and earnings per share as reported under GAAP.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock, with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.29 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

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

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On December 31, 2005, the closing price of our common stock on the New York Stock Exchange was $46.08 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.1859 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

3.2

Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 - Incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1

Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 -  Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 2005 Long-Term Incentive Plan - (as amended November 2005)
10.2*	Mentor Corporation Employee Stock Purchase Plan - Incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.3*

Form of Mentor Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Agreement for Awards Issued to Company Directors and Officers on October 5, 2005 - Incorporated by reference to Exhibit 10.10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.4

English translation of Rabo-Bank Loan and Overdraft Facility dated September 30, 2005 - Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 11, 2005.

10.5

Mentor Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Agreement - Incorporated by reference to Exhibit 10.12 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

MENTOR CORPORATION

(Registrant)

Date:	February 8, 2006	By:	/s/JOSHUA H. LEVINE
Joshua H. Levine
Chief Executive Officer

Date:	February 8, 2006	By:	/s/LOREN L .MCFARLAND
Loren L. McFarland
Chief Financial Officer
50