Form 10-K
period 2006-03-31
MENTOR CORP /MN/
filed 2006-06-14
CIK 64892

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
March 31, 2006
 or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission File No. 001-31744

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒            No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐            No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐            No ☒

Based on the closing sale price on the New York Stock Exchange as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2005), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $1,616,340,841.  For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 11, 2006, there were approximately  41,326,022 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on September 13, 2006 are incorporated by reference into Part III of this Form 10‑K.

2

MENTOR CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in this Form 10-K, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "intend," "project," "plan," "believe," "will," "seek," and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under "Item 1A -Risk Factors" or elsewhere in this Form 10-K.  Forward-looking statements include statements regarding, among other things:

  Our anticipated growth strategies;

  Our intention to introduce or seek approval for new products;

  Our ability to continue to meet FDA and other regulatory requirements;

  Our anticipated outcomes of litigation and regulatory reviews; and

  Our ability to replace sources of supply without disruption and regulatory delay

  Our expectation that selling, general and administrative expenses will increase as a result of the adoption of SFAS 123(R) - "Share-Based Payment" which requires all share-based payments be recognized in the financial statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Item 1A - Risk Factors" or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, United States Food Drug and Administration ("FDA") delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will, in fact, transpire.

ITEM 1.	BUSINESS.

Mentor Corporation was incorporated in Minnesota in 1969.  Our fiscal year ends on March 31, and references to fiscal 2006, fiscal 2005 or fiscal 2004 refer to the years ended March 31, 2006, 2005 or 2004, respectively.

General

We develop, manufacture and market a range of products serving the aesthetic medicine market, including plastic and reconstructive surgery.  Aesthetic surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial aesthetics products.

Historically we have had three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  In October 2005, we announced a strategy to increase our focus on aesthetic medicine, and as a result we pursued strategic alternatives for our surgical urology and clinical and consumer healthcare businesses.  On March 27, 2006, we announced that we received a binding offer from Coloplast A/S ("Coloplast") regarding the sale of these businesses.  On May 17, 2006, we entered into a definitive purchase agreement for the sale of our surgical urology and clinical and consumer healthcare business segments (collectively, the "Urology Business") to Coloplast for total consideration of $463,225,000, of which $456,137,500 would be in cash and $7,087,500 in non-cash consideration, and on June 2, 2006 we completed this sale to Coloplast.

In connection with the sale, we have entered into a Transition Services Agreement ("TSA") and various supply agreements.  Pursuant to the TSA, we will provide to Coloplast, and Coloplast will provide to us, services including accounting, regulatory, clinical, information technology, customer support, and use of facilities in exchange for specified fees.  Under the supply agreements we will supply various products, including silicone gel-filled testicular implants to Coloplast, and Coloplast will supply to us various components for the manufacture of our breast implants.  It is anticipated that services provided under the TSA will continue for a period of up to twelve months, and the supply agreements range from a period of 6-36 months.  As a result of the sale, the operations of our surgical urology and clinical and consumer healthcare segments have been classified as discontinued operations in our consolidated balances sheets, consolidated statements of income, consolidated statement of cash flows and the notes to the consolidated financial statements included herein for all periods presented.  The following information relates to our continuing operations in the aesthetic medicine business and does not discuss (other than briefly) the business of our discontinued segments.  For further discussion related to discontinued operations, see "Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations" and Note T of the notes to consolidated financial statements of this Form 10-K.

Recent Events

On April 3, 2006, we submitted a pre-market approval application to the U.S. Food and Drug Administration ("FDA") for our Contour Profile® silicone gel-filled breast implant products ("CPG™").  The FDA has initiated its review of our application with the exception of our clinical module, which based on discussions with FDA will require additional information, and we are in the process of collecting that information.

On March 20, 2006, we signed a non-binding letter of intent with Niadyne, Inc. to distribute Niadyne's innovative NIA 24™ line of science-based cosmeceutical products used to improve and restore the healthy appearance of the skin.  We believe that these cosmeceutical products will complement our facial aesthetics business.

On February 6, 2006, we announced that, with respect to our Puragen Plus™ program in the U.S., we had identified potential issues that required further evaluation of our clinical study data and would result in a delay to our PMA submission timeline.  We performed this evaluation, and we concurrently reviewed some of our critical production processes.  Based on the results of this evaluation we have developed a plan to move forward with our Puragen Plus™ PMA process, and are targeting to submit the first module to FDA in late summer or early fall this year, and to complete the submission in the spring of 2007.

On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our pre-market approval application for our MemoryGel™ round silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the advisory panel, composed of outside experts selected by the FDA, had recommended in their April 2005 review of our PMA application.  We remain in discussion with the FDA regarding the conditions for approval of our MemoryGel™ breast implant pre-market approval application, including discussions regarding post-market patient monitoring and data collection.  We expect to incur additional expenses in connection with such post-market patient monitoring and data collection, which could be substantial.  In addition, we cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

Principal Products and Markets

Our aesthetic medicine products fall into three general categories: breast implants, body contouring, and other aesthetics which includes facial aesthetics products.  Net sales for each of these product categories and the percentage contributions of such net sales to total net sales are as follows:

	Year Ended March 31,
	2006		2005		2004
(in thousands)	Amount	%	Amount	%	Amount	%
Breast implants	$233,189	87.0%	$217,420	86.4%	$194,052	88.8%
Body contouring	17,782	6.6%	18,609	7.4%	15,276	7.0%
Other aesthetics, including non- surgical facial products	17,301	6.4%	15,697	6.2%	9,109	4.2%
Total	$268,272	100.0%	$251,726	100.0%	$218,437	100.0%

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

We carry a full line of breast reconstruction products including the Contour Profile Tissue Expander (CPX®) family of breast expanders.  These expansion products, used in the first-stage of a two-stage breast reconstruction, create a pocket that will ultimately hold the breast implant that is placed in a subsequent second-stage operation.  All of the CPX devices utilize our proprietary BufferZone™ self-sealing technology and Centerscope™ injection port locators.  We also are the industry leader for single-stage breast reconstruction procedures, with our line of smooth and textured Becker implants, which are designed to be used as both an expander and a permanent implant.

We offer a line of extremity tissue expanders.  Extremity tissue expansion involves the process of growing additional tissue for reconstruction and skin graft procedures.  Some of the major applications of extremity tissue expansion include the correction of disfigurements such as burns, large scars and congenital deformities.

With respect to body contouring, we market through our subsidiary, Byron Medical, Inc., a complete line of liposuction products and disposable supplies.

In fiscal 2005, we established two new business lines in the aesthetics arena, which we categorize under "other aesthtics": Mentor Solutions and Facial Aesthetics.  We had previously acquired a company called Inform Solutions and during fiscal 2005 combined it into a new business called Mentor Solutions.  The Mentor Solutions group offers software, consulting and business management tools to help plastic surgeons grow their business.

In the Facial Aesthetics area, we launched our new dermal filler product, Puragen™, in a variety of international markets in May 2005 and have received additional international approvals throughout 2005.  Puragen™ is our proprietary non-animal based, hyaluronic acid dermal filler.  In February 2006, we announced that, with respect to our Puragen Plus™ program in the U.S., we had identified potential issues that required further evaluation of our clinical study data and would result in a delay to our PMA submission timeline.  We performed this evaluation, and we concurrently reviewed some of our critical production processes.  Based on the results of this evaluation we have developed a plan to move forward with our Puragen Plus™ PMA process, and are targeting to submit the first module to FDA in late summer or early fall this year, and to complete the submission in the spring of 2007.

We are developing a next-generation botulinum toxin type A product based on proprietary technology that yields a formulation designed to be purer than other commercially available botulinum toxin products.  During fiscal 2005, we initiated the United States phase 1 dose escalation study for cosmetic indications and during fiscal 2006 we initiated the United States phase 2 dose-finding study for cosmetic indications, and all patients in the Phase 2 study have been enrolled.  In addition, in early fiscal 2007 we initiated the United States phase 1 dose-escalation study focused on the treatment of adult-onset spasmodic torticollis/cervical dystonia.

In March 2006, we signed a non-binding letter of intent with Niadyne Inc., to distribute Niadyne's innovative NIA 24™ line of science-based cosmeceutical products used to improve and restore the healthy appearance of the skin.

 Sales and Marketing

We employ a domestic sales force for our aesthetic surgery and body contouring product lines.  The sales force provides product information and specific data support and related services to physicians, nurses and other health care professionals.  We promote our products through participation in and sponsorship of medical conferences and educational seminars, radio, newspaper, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs.  In fiscal 2005, we launched the first primetime advertising campaign in the industry for our saline breast implant products.  We ran commercials on ABC's Extreme Makeover program for the 2004/05 season while at the same time launching our Mentor4me.com patient education program designed to help educate interested women about breast augmentation surgery and help them locate surgeons.  During fiscal 2005 and into the beginning of fiscal 2006 these commercials also ran during ABC's Daytime programming and ABC's Desperate Housewives program.  In addition, we contribute to organizations that provide counseling and education for persons suffering from certain conditions, and we provide patient education materials for most of our products to physicians for use with their patients.

International Operations

We export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, the United Kingdom, Germany, France, Benelux, Australia, Spain, Portugal and Italy, as well as through independent distributors in other countries.  Total foreign net sales, which are made through distributors and direct international sales offices, for continuing operations were $75.5 million, $65.2 million, and $55.0 million in fiscal 2006, 2005 and 2004, respectively.  Other than sales made through our international sales offices, which are denominated in the local currency of the sales office, export sales are made in United States dollars.

In addition, we manufacture mammary implants in The Netherlands and facial products in the United Kingdom.  Total long-lived assets, excluding those related to discontinued operations, located in foreign countries were $29.5 million, $30.5 million, and $30.9 million as of March 31, 2006, 2005 and 2004, respectively.

For additional information regarding our international operations, see "Note U - Business Segment Information" of the "Notes to the Consolidated Financial Statements."

Competition

We believe we are one of the leading suppliers of cosmetic and reconstructive surgery products.  This belief is based upon information developed internally, public information sources, and information from independent research studies of market share.

In the domestic breast implant market, we compete primarily with one other company, Allergan Inc., which acquired Inamed Corporation in March 2006.  The primary competitive factors in this market currently are product performance and quality, range of styles and sizes, proprietary design, warranty programs, customer service and, in certain instances, price.  Outside the U.S., we compete with Allergan and various smaller competitors.

Government Regulations

General

As a manufacturer of medical devices and developer of biologic products, our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies ("Agencies").  These Agencies inspect our processes and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements.  These Agencies have the power to prevent or limit further marketing of products based upon the results of these inspections.  These regulations depend heavily on administrative interpretation.  There can be no assurance that future interpretations made by these Agencies will not adversely affect us.  Failure to comply with these Agencies' regulatory requirements may result in enforcement action by these Agencies, including product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, imposition of injunctions prohibiting product manufacture or distribution, and civil or criminal penalties.

Advertising and promotion of medical devices and biologic products are regulated by the FDA and the Federal Trade Commission ("FTC") in the U.S. and by analogous agencies internationally.  A determination that we are in violation of regulatory requirements governing promotional activities could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, and civil or criminal penalties.

Products and materials manufactured internationally may come under Homeland Security statutes from time to time and could be considered for restricted entry into the United States by FDA and U.S. Customs.  The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally.  Our products may also be subject to export control regulations.

Regulation of Medical Devices

Under the Federal Food, Drug, and Cosmetic Act ("FDCA") as amended, the FDA has the authority to adopt regulations that: (i) set standards and general controls for medical devices; (ii) require demonstration of safety and effectiveness or other forms of data support prior to marketing devices which the FDA requires pre-market approval or clearance; (iii) require test data to be submitted to the FDA prior to evaluation in humans; (iv) permit detailed inspections of device manufacturing facilities; (v) establish Good Manufacturing Practices ("GMPs"), now referred to as the Quality System Regulation ("QSR") that must be followed in device and biologic manufacture; (vi) require reporting of certain adverse events, device malfunctions, and other post-market information to the FDA; and (vii) prohibit device or biologic exports that do not meet certain requirements.  The FDA also regulates promotional activities by device companies.  Essentially all of our products currently marketed are medical devices and are therefore subject to FDA regulation in the U.S. and analogous foreign agencies for the international countries to which we export our products.  We expect the products, such as Puragen Plus™, that we are developing to also be subject to FDA regulation as either biologics or medical devices.

The FDCA established complex procedures for FDA regulation of devices.  Devices are placed in three classes:  Class I (general controls to preclude misbranding or adulteration, compliance with labeling and other requirements), Class II (special controls and FDA clearance in addition to general controls), and Class III (a pre-market approval application ("PMA") before commercial marketing).  Class III devices are the most extensively regulated.  Class III devices require each manufacturer to submit to the FDA a PMA that includes information demonstrating the safety and effectiveness of the device.  The majority of our aesthetic surgery products are in Class III.

In 1991, we submitted a PMA for our silicone gel-filled mammary prostheses to the FDA.  In 1992, the FDA's outside advisory panel on aesthetic surgery products indicated that although there was insufficient data to establish with reasonable certainty that silicone gel implants were safe and effective, there was a public health need for these types of implants.  Adopting the recommendations of the panel, the FDA denied the pending applications for the use of silicone gel-filled breast implants for augmentation, but provided for the continued availability of the implants for reconstruction and revision purposes on the basis of a public health need.  Since 1992, women have been required to enroll in a clinical program for future follow-up in order to receive gel-filled implants for reconstruction.  Patients are required to sign an informed consent form and physicians must certify that saline implants are not a satisfactory alternative.  We continue to ship these products under the terms of this clinical program, and these shipment activities require device tracking and documentation support to ensure compliance and accountability.

In 1994, the FDA published proposed guidelines for the PMA applicable to our saline-filled breast implants.  We submitted all the required data for our saline implants, and the FDA approved our application on May 10, 2000.  In conjunction with its review of the data, the FDA inspected our manufacturing facility in Irving, Texas and indicated the facility was in substantial compliance with the applicable regulations.

In December 2003, we completed the submission of our PMA application for our MemoryGel™ round silicone gel-filled breast implants to the FDA for breast augmentation, reconstruction and revision.  The FDA indicated that our PMA "is sufficiently complete to permit a substantive review and is, therefore, suitable for filing."  On January 8, 2004, the FDA released a "Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants."  This new draft guidance has additional requirements from the FDA's previously issued guidance document dated February 2003.  In August 2004, we amended our PMA based on January 2004 revised (new) FDA draft guidance and responded to other issues raised by the FDA.  On April 11-13, 2005, an advisory panel composed of outside experts selected by the FDA met to consider questions presented to it by the FDA regarding our and our competitor's PMA submissions and to make a recommendation to the FDA regarding whether the PMA applications should be approved.  In a majority 7-2 vote, the panel recommended approval of our PMA submission to the FDA, with conditions.  On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our PMA application.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the advisory panel had recommended.  We remain in discussion with the FDA regarding the conditions for approval of our MemoryGel™ breast implant PMA application, including discussions regarding post-market patient monitoring and data collection.  We expect to incur additional expenses in connection with such post-market patient monitoring and data collection, which could be substantial.  We cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

On April 3, 2006, we submitted a pre-market approval application to the U.S. Food and Drug Administration ("FDA") for our Contour Profile® silicone gel-filled breast implant products ("CPG™").  The FDA has initiated its review of our application with the exception of our clinical module, which based on discussions with FDA will require additional information, and we are in the process of collecting that information.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel was convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  Health Canada held a public forum on these devices September 29, 2005.  We cannot predict the timing or outcome of the review and forum or determine when or if Health Canada will approve our product applications.

Biologics

Certain other products being developed by us are regulated by the FDA as biologics under the Public Health Service Act requiring pre-marketing approval, and are subject to regulations and requirements on preclinical and clinical testing, manufacture, labeling, quality control, storage, advertising, promotion, marketing, distribution, and export.  Prior to commercial sale of a biologic, a Biologics License Application ("BLA") that includes results from required, well-controlled clinical trials to establish the safety and effectiveness for the product's intended use, and specified manufacturing information, must be submitted to and approved by the FDA.  FDA inspection of the manufacturing facility during review of the BLA is required to ensure that manufacturing processes conform to FDA-mandated GMPs.  Continued compliance with GMPs is required after product approval, and post-approval changes in manufacturing processes or facilities, product labeling, or other areas require FDA review and approval.  We are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative future impact on sales and results of operations.

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

A medical device may only be marketed in the European Union ("EU") if it complies with the Medical Devices Directive (93/42/EEC) ("MDD") and bears the CE mark as evidence of that compliance.  To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and we as manufacturer of the devices must undergo verification of our regulatory compliance by a third party standards certification provider, known as a "Notified Body".  We have obtained CE marking for our products sold in the EU by demonstrating compliance with the MDD and ISO13485 2003 international quality system standards.  Medical device laws and regulations are also in effect in some of the other countries to which we export our products.  These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications.  Failure to comply with these international regulatory standards and requirements, and to changes in the international quality system standards, could affect our ability to market and sell products in these markets and may have a significant negative impact on sales and results of operations.

Additional products in the area of biologics are being developed, which will be regulated as medicinal products in the EU and as such will require a marketing authorization before they can be introduced into the market.  There are two routes by which this can be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU, or the Mutual Recognition Procedure ("MRP") where a marketing authorization granted by one national authority is recognized by the authorities of the other member states in which we intend to supply the products.  The centralized procedure is compulsory for biotechnology products and is optional for certain high-technology products.  All such products which are not authorized by the centralized route must be authorized by the MRP unless the product is designed for a single EU country, in which case a national application can be made.  In each case, the application must contain full details of the product and the research that has been carried out to establish its efficacy, safety and quality.

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

Environmental Regulation

We are subject to federal, state, local and foreign environmental laws and regulations.  Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.  We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence.  Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our earnings or competitive position.  We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.  We cannot provide any assurance, however, that environmental claims will not develop in the future including claims for indemnification, relating to our operations or properties owned or operated by us, or those properties previously owned by us and divested as part of the transaction with Coloplast, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part.  There can be no assurance that violations of environmental health and safety laws will not occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes, which could result in fines and penalties or adversely affect our operating results and harm our business. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.

We are subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies in each of our domestic manufacturing facilities.  For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture our existing products or could result in a claim for indemnification and may have a significant negative impact on sales and results of operations, including discontinued operations.

Medicare, Medicaid and Third-Party Reimbursement

Health care providers that purchase medical devices, such as our products, generally rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products.  In the United States, our aesthetics products are sold principally to hospitals, surgery centers and surgeons.  We invoice our customers and they remit directly to us.  In some cases, the patient and the procedure may be eligible for reimbursement by third-party payors, including Medicare, Medicaid and other similar programs, but this coverage is invisible to us on a case-by-case basis.  However, we are aware that some of our customers are being reimbursed, in full or in part, for our products or for procedures that utilize our products.  The majority of procedures that utilize our products are not reimbursable by these third-party payors.   Nevertheless, reimbursement can be a significant market factor when the product cost represents a major portion of the total procedure cost and the reimbursement for that procedure (or alternative procedures) is changing, or influencing treatment decisions.  As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors.  The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.

Payments from Medicare, Medicaid and other third party payors are subject to legislative and regulatory changes and are susceptible to budgetary pressures.  Some of our customers' revenues and ability to purchase our products and services is therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by third-party payors.  Any changes in the health care regulatory, payment or enforcement landscape relative to our customers' health care services may negatively affect our operations and revenues.  Discussed below are certain factors which could have a negative impact on our future operations and financial condition.  It is difficult to predict the effect of these factors on our operations; however, the effect could be negative and material.

Medicare Overview

Medicare is a federal program administered by the Centers for Medicare and Medicaid Services ("CMS"), formerly known as HCFA, through fiscal intermediaries and carriers.  Available to individuals age 65 or over, and certain other classes of individuals, the Medicare program provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments.  There are three components to the Medicare program relevant to our business:  Part A, which covers inpatient services, home health care and hospice care; Part B which covers physician services, other health care professional services and outpatient services; and Part C or Medicare Advantage, which is a program for managed care plans.

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

We cannot predict the final effect that any change in OPPS regulations, including future annual updates, will have on our customers or our revenues.  Any such effect, however, could be negative if APC groupings become less advantageous, reimbursement allowables decline, or if the OPPS is modified in any other manner detrimental to our business.

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

Federal and State Anti-Kickback Laws and Safe Harbor Provisions

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

Federal False Claims Act

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

Under the Deficit Reduction Act of 2005, Congress encouraged states to enact state false claims acts that are similar to the federal False Claims Act, including "qui tam" provisions.  As states enact such laws, the risk of being subject to a state false claims action will increase.

Additionally, the U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity.  It is illegal to pay, offer to pay, authorize to payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.  Our present and future business has been and will continue to be subject to various other laws, rules, and/or regulations.

Product Development

We are focused on the development of new products and improvements to existing products, as well as obtaining FDA approval of certain products and processes, and we maintain the highest quality standards of existing products.  During fiscal years 2006, 2005 and 2004, we spent a total of $29.0 million, $25.2 million and $ 21.1 million, respectively, for research and development primarily in support of our silicone gel breast implant regulatory submissions in the United States and Canada, laboratory testing and clinical studies for our hyaluronic acid-based dermal filler Puragen™ and our botulinum toxin products.

Patents and Licenses

It is our policy to protect our intellectual property rights relating to our products whenever possible and appropriate.  Our patents and licenses relating to continuing operations include those relating to tissue expanders, a combination breast implant and tissue expander (Becker implant), and body contouring (liposuction) equipment.  We believe that although our patents and licenses are material in their totality, no single patent or license is material to our business as a whole.

In those instances where we have acquired technology from third parties, we have sought to obtain rights of ownership to the technology through the acquisition of underlying patents or licenses.  While we believe design, development, regulatory and marketing aspects of the medical device business represent the principal barriers to entry into such business, we also recognize that our patents and license rights may make it more difficult for our competitors to market products similar to those we produce.  We can give no assurance that our patent rights, whether issued, subject to license, or in process, will not be circumvented, terminated, or invalidated.  Further, there are numerous existing and pending patents on medical products and biomaterials.  We can give no assurance that our current, former or planned products do not or will not infringe such rights or that others will not claim such infringement or that we will be able to prevent competitors from challenging our patents or entering markets currently served by us.

Raw Material Supply and Single Source Suppliers

We obtain certain raw materials and components for a number of our products from single source suppliers, including our implant quality silicone elastomers and gel materials for mammary prostheses and certain components used for those prostheses.  We believe our sources of supply could be replaced if necessary, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a material negative impact on sales.  No significant interruptions to raw material supplies occurred during fiscal 2006.

Our saline-filled mammary implants and other products are available for sale in the United States under FDA approvals and/or clearances.  Gel-filled mammary implants are only available in the United States as part of the adjunct clinical study.  A change in raw material, components or suppliers for products may require a new FDA submission, and subsequent review and approval.  There is no assurance that such a submission would be approved without delay, or at all.  Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.

In connection with the sale of our Urology Business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast implant products.  For the short-term, Coloplast would be our sole source for these components, and if we were unable to obtain this supply, our business would be harmed.  We may determine that we do not want to continue to purchase products from Coloplast or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with, and qualify the manufacturing process of, a third party or begin production of the components ourselves.

Seasonality

Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as surgeons and patients tend to take vacation, particularly in Europe, during this quarter.

Working Capital

We maintain normal industry levels of inventory for our business.  This includes significant consignment inventories of our aesthetics products to aid the surgeon in correctly sizing an implant to meet patient needs and to reduce the rate of returns of products that are purchased in order to facilitate sizing options.  Inventories are managed to levels consistent with high levels of customer service.  Additionally, new product introductions require inventory build-ups to ensure success.

Our accounts receivable credit terms are consistent with normal industry practices in the markets that we sell our products.  Aesthetic surgery product return policies allow for product returns for full or partial credit for up to six months.  It is common practice to order additional quantities and sizes to facilitate correct sizing to meet patient needs.  Consequently, product return rates are high but are considered to be consistent with the industry rates.  See "Application of Critical Accounting Policies - Revenue Recognition" of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

As of March 31, 2006, we employed approximately 950 people in our continuing operations, of whom 490 were in manufacturing, 202 in sales and marketing, 82 in research and development and 176 in finance and administration.  Including the discontinued operations (surgical urology and clinical and consumer healthcare segments), at March 31, 2006, we employed a total of approximately 2,040 people, of whom 1,075 were in manufacturing, 525 in sales and marketing, 123 in research and development and 317 in finance and administration.  We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.

Discontinued Operations

On May 17, 2006, we entered into a definitive Purchase Agreement with Coloplast for the sale of our surgical urology and clinical and consumer healthcare business segments for total consideration of $463,225,000, of which $456,137,500 is in cash and $7,087,500 in non-cash consideration consisting of the value of certain foreign tax credits that Mentor expects to realize arising from the transaction prior to the close.  On June 2, 2006, we completed this sale to Coloplast.  The Purchase Agreement provides, among other things, that we will not enter into or engage in a business that competes with the business as sold, on a worldwide basis, for a period of seven years following the closing.  This restriction on competition does not apply to (i) development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any businesses acquired and operated by us or our affiliates for so long as such competing businesses generate less than $5 million in aggregate annual revenues.  These restrictions on competition terminate upon a change in control of Mentor.  On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million which is included in the total consideration.  In connection with the sale, we entered into a Transition Services Agreement ("TSA") and various supply agreements.  Pursuant to the TSA, in exchange for specified fees, we will provide to Coloplast, and Coloplast will provide to us, services including accounting, regulatory, clinical, information technology, customer support and use of facilities.  Under the supply agreements, we will supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast will supply to us various component products to us.  Coloplast will reimburse us for certain fees and expenses related to the services we perform under the TSA.  Certain of these services that we will provide are expected to extend for a period of up to 12 months, and the supply agreements range from a period of 6 - 36 months.  On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $1.6 million.

Our former surgical urology segment included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.  Our former clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.  The surgical urology and clinical and consumer healthcare segments sold to Coloplast contributed approximately 47% of our pre-divestiture consolidated net sales and approximately 27% of our operating profit in fiscal 2006.  Net assets held for sale comprised approximately 51% of  total pre-divestiture net assets in fiscal 2006.

Executive Officers of the Registrant

Our executive officers as of June 11, 2006 are listed below, followed by brief accounts of their business experience and certain pertinent information as of that date.

Name	Age	Position
Joshua H. Levine	47	President and Chief Executive Officer
Loren L. McFarland	47	Vice President, Chief Financial Officer and Treasurer
David J. Adornetto	44	Vice President, Operations
Kathleen M. Beauchamp	41	Vice President, Sales and Marketing
A. Christopher Fawzy	36	Vice President, General Counsel and Secretary

Joshua H. Levine has served as the President and Chief Executive Officer and a director since May 2004.  He was President and Chief Operating Officer from December 2003 to May 2004, Senior Vice President, Global Sales and Marketing from June 2002 to December 2003, Vice President Domestic Sales and Marketing for Aesthetic Products from September 2000 to June 2002, assuming global responsibilities for all of aesthetic sales and marketing activities in November 2001.  He joined us as Vice President, Sales, Aesthetic Products from October 1996 to September 1998.  During his early tenure with us, Mr. Levine resigned his position as Vice President, Sales and Marketing, Aesthetics Products which he held from September 1998 to January 2000, to join a start-up practice management organization, The Plastic Surgery Company, where he was Chief Development Officer until his resignation in September 2000.  (More than a year after his resignation, in March 2002, The Plastic Surgery Company filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.)  Prior to his employment with us, Mr. Levine was employed by Kinetics Concepts, Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI Home Health Care Division from 1989 to 1996.  Mr. Levine earned his bachelor's degree in Communications from University of Arizona, Tucson.

Loren L. McFarland has served as Chief Financial Officer and Treasurer since May 2004.  He was Vice President of Finance and Corporate Controller from 2001 to May 2004, Controller from 1989 to 2001, Assistant Controller from 1987 to 1989 and General Accounting Manager from 1985 to 1987.  Prior to his employment with us, Mr. McFarland was employed by Touche Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor from 1981 to 1985.  Mr. McFarland earned his bachelor's degree in Business Administration and Accounting from the University of North Dakota and a master's degree in Business Administration from the University of California at Los Angeles.

David J. Adornetto has served as Vice President, Operations since December 2003.  He was Corporate Vice President of Strategic Planning and Operational Development from August 2002 to December 2003, Vice President Finance for the Company's subsidiary, Mentor Medical Inc. from May 1999 to August 2002, Director of Finance for the Company's Manufacturing Operations Division from May 1997 to May 1999 and has held various other management positions since joining us in 1992.  Prior to his employment with us, Mr. Adornetto was employed by Deloitte & Touche as a senior auditor.  He is a Certified Public Accountant and earned his master's degree in Business Administration from the University of California at Los Angeles.

Kathleen M. Beauchamp has served as Vice President Sales & Marketing since December 2003 and as an officer since July 2004.  She was Vice President of Aesthetic Sales between April 2002 and December 2003, and Director of Sales, Domestic Aesthetics from January 2000 to April 2002.  Ms. Beauchamp has served as an Aesthetics sales representative, National Sales Trainer, Regional Manager, and National Sales Manager since her employment with us in May 1993, and has 20 years of experience in the healthcare industry, including pharmaceutical and biotechnology.  Ms. Beauchamp is a graduate of Santa Clara University.

A. Christopher Fawzy has served as Vice President, General Counsel, and Secretary since October 2005.  He was promoted to General Counsel in December 2003 and appointed to the office of Secretary in July 2004.  He was Corporate Counsel, responsible for all legal functions of the Company from February 2002 to December 2003, and a Staff Attorney, responsible for the Company's contractual arrangements, commercial and product litigation, and general legal compliance from January 2001 to February 2002.  Prior to his employment with us, Mr. Fawzy practiced law at Casey & Brannen, P.C., an Illinois-based law firm, where he focused on commercial and civil litigation.  He earned his bachelor's degree in Economics from the University of Illinois, and his Doctorate of Jurisprudence from Northern Illinois University College of Law.  Mr. Fawzy is a member of the State Bar of Illinois and is a Registered In-House Counsel member of the State Bar of California.

Available Information

We file with the Securities and Exchange Commission ("SEC") our annual report on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements.  The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C.  20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains its Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically.

Our primary web site is http://www.mentorcorp.com.  We make available free of charge, on or through this web site, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.  In addition, copies of the written charters for the committees of our Board of Directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers, and our Code of Business Conduct and Ethics are also available on this web site, and can be found under the Investor Relations and Corporate Governance links.  Copies are also available in print, free of charge, by writing to Mentor Corporation, 201 Mentor Drive, Santa Barbara, CA  93111, Attn:  Investor Relations.  We may post amendments or wavers about our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our web site.  This web site address is intended to be an inactive textual reference only, and none of the information contained on our web site is part of this report or is incorporated in this report by reference.

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

ITEM 1A.    RISK FACTORS.

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

In addition to product liability or warranty claims, we could experience a material design or manufacturing failure, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of products we manufacture or are manufactured by another company and we distribute.  A recall of some of our products could result in exposure to additional product liability claims, significant expense to perform the recall and lost sales.

We are subject to substantial government regulation, which could have a material adverse affect on our business.

The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  Certain of our products are required to undergo review by a panel of outside experts selected by the FDA, which makes a recommendation to the FDA as to whether the product(s) should or should not be approved.  This process makes it potentially longer, more difficult and/or more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, advertising, and marketing procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.

Delays in, withdrawal, or rejection of the FDA or other government entity approval(s) of our products, including a delay in or rejection of the approval of our round silicone gel-filled breast implant pre-market approval application ("PMA") or a significant delay in acceptance of the clinical module of our Contour Profile Gel PMA, or any significant delays in our PMA filings, including our Puragen Plus™ PMA, may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy or requirements in the U.S. and abroad.  In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  If we incur significant expenses, for example, in connection with post-market patient monitoring and data collection activities for our silicone gel-filled breast implants, this could have a material adverse effect on our results of operations.  In addition, to the extent permissible by law, we may not receive FDA approval to export our products in the future, and countries to which products are to be exported may not approve them for import.  We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data.  From time to time, we are subject to inquiry by government agencies in this regard.

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

In December 2003, we completed our PMA application to the FDA for our silicone gel-filled implants for breast augmentation, reconstruction and revision.  In August 2004, we amended our PMA application based on a revised draft guidance released by the FDA in January 2004.  On July 28, 2005, we received an "approvable" letter, with conditions, from the FDA on our PMA application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  Our current discussions with FDA regarding our MemoryGel™ silicone gel-filled breast implant PMA are primarily focused on post-approval patient monitoring and data collection.  Despite the approvable letter and our current discussions, the FDA may ultimately decide to not approve our silicone gel-filled breast implants for sale in the United States, or if they do approve, the FDA would most likely recommend additional post-approval conditions or requirements, for which we would incur costs that could be substantial, and which could potentially impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance, (such as that announced on January 8, 2004 by the FDA), may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

We also have two pending applications for Medical Device Licenses in Canada for our silicone gel-filled breast implants.  An expert advisory panel was convened by the Canadian government on March 22, 2005 to review our pending application for Medical Device Licenses.  A public forum called by Health Canada on these devices was held September 29, 2005.  We cannot predict the outcome of these reviews, nor determine when or if Health Canada will approve our product applications.  In addition, any approval could be granted with stringent post-approval conditions or requirements, for which we would incur costs, and which could impact our sales and earnings, depending on the scope and complexity of such requirements.

With respect to our Puragen Plus™ program in the U.S., we recently identified potential issues that required further evaluation of our clinical study data  that will result in a delay to our PMA submission timeline.  We performed this further evaluation, and we concurrently reviewed some of our critical production processes.  Though we have developed a plan to move forward with our Puragen Plus™ PMA process, any further delays in the submission of our PMA or a delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our future revenue and operating results.

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

In particular, we face competition from Allergan, Inc., which acquired Inamed Corporation in March 2006, our only current competitor in the U.S. for our breast aesthetics product line.  On September 21, 2005, Inamed announced that it also received an "approvable" letter, with conditions, from the FDA for its silicone gel-filled breast implants.  If Allergan gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  As a result of Allergan's acquisition of Inamed,  we are now competing against a much larger competitor with a substantially larger sales force.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products and could result in decreased product demand or product withdrawal.  For example, we may be required to recall or withdraw our products if we, the FDA or a foreign government agency determine that use of our products results in a higher than average rate of post-treatment complications based on clinical experience and/or data.  If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency's request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls and could result in negative publicity regarding our products.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability could suffer.

Certain elective procedures, such as breast augmentation and body contouring, are not covered by insurance.  Adverse changes in the economy or other conditions or events may cause consumers to reassess their spending choices and reduce the demand for these surgeries and could have an adverse effect on consumer spending.  This shift could have an adverse effect on our sales and profitability.

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

A significant portion of our recent growth has been the result of acquisitions of other companies, businesses and technologies.  In October 2005, we announced our intention to refocus our business solely on aesthetic medicine and we sold our surgical urology and clinical and consumer health businesses in June 2006.  This refocus consumed a significant amount of management attention and may have distracted and may continue to distract us from pursuing acquisition opportunities in the short term.  We intend to continue to acquire other businesses and technologies to facilitate our future business strategies.  There can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us.  For example, in November 2005, we made an unsolicited offer to acquire Medicis, Inc. (which was at the time subject to an acquisition agreement with Inamed) that was rejected.  We may incur substantial expenses in connection with our acquisition activities, even if the transaction is not completed, such as the approximately $3.4 million in expenses incurred related to the offer to acquire Medicis.  Once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

We may suffer from disruptions to our business and information technology systems and be unable to retain employees as a result of the June 2006 sale of our Urology Business to Coloplast.

In October 2005, we announced our intention to refocus our business solely on aesthetic medicine, and we completed the sale of our surgical urology and clinical and consumer health businesses to Coloplast in June 2006.  As a result of the transition of employees, information technology services, facilities and customers to Coloplast, our business may be disrupted.  For example, we may experience difficulty with our enterprise resource planning system due to the separation of the Urology Business segment from our existing system.

We are obligated to provide specified transition services to Coloplast and our ability to complete our own planned projects may suffer if the resource requirements for providing those services exceeds our expectations.

We are obligated to provide a variety of transition services to Coloplast in connection  with their acquisition of our Urology Business for up to 12 months.  The demands on us associated with providing these services may outpace our expectations and we may be obligated to devote more resources than we expect to provide the services, and may divert management's attention.

We agreed to indemnify Coloplast against specified losses in connection with Coloplast's purchase of our Urology Business and any demands for indemnification may result in expenses we do not anticipate and distract the attention of our management from our continuing businesses.

We have agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of our Urology Business and generally retain responsibility for various legal liabilities that accrue prior to closing.  We also made representations and warranties to Coloplast about the condition of our Urology Business, including matters relating to intellectual property, regulatory compliance and environmental laws.  If Coloplast makes an indemnification claim because it has suffered a loss or a third party has commenced an action against Coloplast, we may incur substantial expenses resolving Coloplast's claim or defending Coloplast and ourselves against the third party action, which would harm our operating results.  In addition, our ability to defend ourselves may be impaired because our former Urology Business employees are now employees of Coloplast and our management may have to devote a substantial amount of time to resolving the claim, and, as we are no longer in the Urology Business, will not be able to readily offer products, service and intellectual property in settlement.  In addition, these indemnity claims may divert management attention from aesthetics business.  It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or Coloplast and we may expend substantial resources trying to determine which party has responsibility for the claim.

We may not realize some of the benefits of the Coloplast transaction.

We anticipate that we will be able to utilize approximately $7.9 million of foreign tax credits resulting from the Coloplast transaction.  While Coloplast has agreed to indemnify us for the availability of up to $7.1 million of these tax credits, we cannot be sure that we will be able to utilize those tax credits before they expire due to any number of factors including, but not limited to, whether the credits expire due to changes in ownership in excess of the applicable tax rules, sufficient income in the jurisdictions in which we have the credits and other possible reasons the tax credits might be disallowed.  Although Coloplast has agreed to indemnify Mentor for $7.1 million of the foreign tax credits, if the foreign tax credits are disallowed and we are not able to recover from Coloplast, we may not be able to realize the full amount, or any, of those tax credits.

We may not be successful in transitioning our business to focus solely on aesthetic medicine, which may harm our prospects and operating results.

As of June 2006, we completed the divestiture of our Urology Business, and our continuing business is now focused on aesthetic medicine.  We may not successfully improve our operating margins despite the divestiture of our Urology Business to be consistent with those of competitive companies focused solely on aesthetic medicine.  In addition, we may be unsuccessful at broadening the focus of our sales force to physicians practicing aesthetic medicine other than plastic surgeons.  In order to successfully increase our sales presence to those physicians, we will be required to develop internally or purchase additional products that will meet the needs of those physicians and obtain regulatory approval to sell those products.  For example, we have announced a delay in the anticipated date for submission of our Puragen Plus™ products to the FDA, which product would be marketed to dermatologists as well as plastic surgeons.

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

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation, indemnification, or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others.  However, regardless of our intent, our current or future technologies of our existing operations or those current technologies of our discontinued operations, may infringe upon the patents or violate other proprietary rights of third parties.  In the event of such infringement or violation, we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.

We depend on single and sole source suppliers for certain raw materials and licensed or manufactured products and the loss of any supplier could adversely affect our ability to manufacture or sell many of our products.

We currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone.  In the event that they cannot meet our requirements, we cannot guarantee that we would be able to obtain a sufficient amount of quality raw materials in a timely manner.  We also depend on third party manufacturers and suppliers for components and licensed products.  In connection with the sale of our Urology Business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast implant products.  For the short-term, Coloplast would be our sole source for these components, and if we were unable to obtain the supply, our business would be harmed.  We may determine that we do not want to continue to purchase products from Coloplast or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves.  In addition, we depend on Niadyne, Inc. for the supply of NIA-24 and if we were no longer able to satisfy demand for this product through our relationship with Niadyne, our business could be harmed.  If there is a disruption in the supply of any of these single or sole source products, our future sales and profitability would be adversely affected.

Our international business exposes us to a number of risks.

More than one-quarter of our sales for our continuing operations are derived from international operations.  Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and profitability.  Most of our international sales are denominated in Euros, British Pounds, Canadian dollars or U.S. dollars.  Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results.  Our operations and financial results may be adversely affected by other international factors, including:

  foreign government regulation of medical products;
  product liability, intellectual property and other claims;
  new export license requirements;
  political or economic instability in our target markets;
  trade restrictions;
  changes in tax laws and tariffs;
  managing foreign distributors and manufacturers;
  managing foreign branch offices and staffing; and
  completion.

Health care reimbursement or reform legislation could materially affect our business.

If any national health care reform or other legislation or regulations are passed that imposes limits on the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products.  Our revenues partially depend on U.S. and foreign government health care programs and private health insurers reimbursing patients' medical expenses.  Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products.  In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs.  These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations.  In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control.  In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

If our use of hazardous materials result in contamination or injury, we could suffer significant financial loss.

We are subject to federal, state, local and foreign environmental laws and regulations.  Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.  We believe our continuing and discontinued operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence.  Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our earnings or competitive position.  We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position.  We cannot assure, however, that environmental claims or indemnification obligations relating to our continuing or discontinued operations, or properties currently or previously owned or operated by us will not develop in the future, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and any applicable insurance coverage.  In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

We are subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies in each of our domestic manufacturing facilities.  For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  Prior to the June 2, 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103.  We may have continuing liability for any violations which arose prior to the Coloplast transaction.  In our Wisconsin facility, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

Future changes in financial accounting standards may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.  New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future.  Changes to existing rules or current practices may adversely affect our reported financial results and require restatement of previously issued results for retroactive application of the new accounting standard.  This was evidenced by the adoption of EITF 04-8 in the quarter ended December 2004, resulting in the restatement of diluted earnings per share and weighted average shares outstanding, for fiscal year 2004 and the interim periods ending June 30, and September 30, 2004.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations.

In December 2004 the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123.  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted disclosure-only method as an alternative to financial statement recognition.  Effective April 1, 2006 we adopted SFAS 123(R).

The adoption of the SFAS 123(R) fair value method will have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees or assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.  We anticipate we will grant additional employee stock options and restricted stock in the first quarter of fiscal 2007 as part of our regular annual equity compensation program.  The fair value of these grants is not included in the amount above, as the impact of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted as part of the focal review program and the then current fair values.

Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income  and pro forma net income  per share in Note G of Notes to Consolidated Financial Statements.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement may reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

Hedging transactions and other transactions may affect the value of the notes.

In connection with the original issuance of our 2¾% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock, with Credit Suisse First Boston International, an affiliate of Credit Suisse First Boston LLC, the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock of approximately $39.26 per share.  In connection with these hedging arrangements, Credit Suisse First Boston International, and/or its affiliates, has taken and, we expect, will continue to take positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage short selling in our common stock by market participants because the conversion of the notes could depress the price of our common stock.

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

Our common stock trades on the New York Stock Exchange under the symbol "MNT."  On March 31, 2006, the closing price of our common stock on the New York Stock Exchange was $45.31 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes ("notes") due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.167 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS. None.
ITEM 2.	PROPERTIES.

We own and lease the following facilities:

Location	Total Sq. Ft.	Principal Segment and Use
Owned Properties

Netherlands	65,000	Manufacturing, warehousing and administrative offices
Minnesota	20,000	Manufacturing, warehousing
	85,000
Leased Properties
Texas	134,000	Manufacturing, warehousing and administrative offices:
California	127,000	Corporate offices, research and development, and sales and marketing
Arizona	32,000	Manufacturing, warehousing and administrative offices
United Kingdom	23,000	Manufacturing, warehousing and administrative offices
Canada	11,000	Sales, warehousing and administrative offices
Wisconsin	10,000	Research and development
	337,000
29

Our property in The Netherlands is pledged as collateral on borrowings under a Loan and Overdraft Facility with Cooperative RaboBank Leiden.  See "Liquidity and Capital Resources" under Item 7A - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.  Our leases have terms ranging from 1 to 15 years, many of which have options to renew on terms we consider favorable.  In addition to the facilities mentioned above, we have international sales offices throughout eight countries where we lease office and warehouse space ranging from 1,000 to 8,000 square feet.  We anticipate that we will be able to extend or renew the leases that expire in the near future on terms satisfactory to us, or if necessary, locate substitute facilities on acceptable terms.

We believe our facilities are generally suitable and adequate to accommodate our current operations and additional suitable facilities are readily available to accommodate future expansion as necessary.

For information regarding lease obligations see Note N "Commitments" under "Notes to the Consolidated Financial Statements."

ITEM 3.	LEGAL PROCEEDINGS.

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  After almost ten years, in or about January 2001, we elected to discontinue pursuing FDA approval for the product, given the FDA's repeated and ongoing concerns regarding the product's use for urinary incontinence.  We complied with all of our obligations under the Merger Agreement, which specifically provided that we were under no obligation to engage in efforts or expenditures in respect of the product which we in good faith deemed to be inadvisable based on various factors.  Accordingly, we intend to vigorously defend the lawsuit.  Dr. Richard Young, who was a member of our Board of Directors from March 1990 until his retirement on March 1, 2006, was also a partner of PTF and was a named plaintiff in the above action.  Dr. Young was a shareholder and principal of O&O prior to the merger and was instrumental in facilitating the transition after the merger.  Pursuant to Dr. Young's request, the PTF Partnership Agreement was amended to permit withdrawal of partners from the PTF Royalty Partnership upon notice.  On June 3, 2005, Dr. Young submitted his notice of withdrawal to the Partnership, and a joint stipulation removing Dr. Young from the caption of the complaint and as a named party to the litigation was entered by the court in June 2005.

In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings.  Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the New York Stock Exchange under the symbol "MNT".  The high and low quarterly closing sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years are set forth below.

Year Ended March 31, 2006	High	Low
Quarter ended March 31, 2006	$49.20	$41.60
Quarter ended December 31, 2005	$56.14	$43.54
Quarter ended September 30, 2005	$55.99	$41.21
Quarter ended June 30, 2005	$43.03	$31.90

Year Ended March 31, 2005	High	Low
Quarter ended March 31, 2005	$35.80	$29.98
Quarter ended December 31, 2004	$35.18	$29.20
Quarter ended September 30, 2004	$35.94	$29.59
Quarter ended June 30, 2004	$34.43	$29.80

According to the records of our transfer agent, there were approximately 860 holders of record of our common stock on June 11, 2006.  However, the majority of shares are held by brokers and other institutions on behalf of shareholders.

Dividend Policy

We periodically declare cash dividends on our common stock.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, limitations under our existing credit facility, and alternative cash needs.  Our existing credit agreement limits the aggregate amount of dividends payable in any fiscal year to 60% of our net income for the four most recent fiscal quarters.

	Quarterly Cash Dividends Declared
	Year Ended March 31,
	2006	2005	2004
First Quarter	$0.17	$0.15	$0.02
Second Quarter	0.18	0.17	0.15
Third Quarter	0.18	0.17	0.15
Fourth Quarter	0.18	0.17	0.15
Total	$0.71	$0.66	$0.47

Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  On May 31, 2006 we amended our Credit Agreement to expand the amount of equity securities we can repurchase to $250 million plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.  On June 5, 2006, we repurchased 2.0 million shares for a total of $84 million from an investment partnership managed by ValueAct Capital, whose managing director, Mr. Jeff Ubben, is a member of our Board of Directors.  The repurchase of these shares was pre-approved by our Audit Committee and the majority of our Board of Directors with interested parties abstaining or not in attendance.  As a result of this repurchase, 3.3 million shares remain authorized for repurchase, and $166.0 million plus additional amounts equivalent to our consolidated net income, less dividends, remains available under our Credit Agreement limitations.  The table below sets forth certain share repurchase information for the quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES
(in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Fourth Quarter 2006
January 1 - January 31, 2006	-	-	-	1,254
February 1 - February 28, 2006	-	-	-	1,254
March 1 - March 31, 2006	0.996	$ 43.00	0.996	5,258

Total	0.996	$ 43.00	0.996	5,258

a.     In the first quarter of fiscal 1996, our Board of Director's authorized an ongoing stock repurchase program.  The initial authorization was for the repurchase of up to one million shares.  Subsequently the Board of directors has authorized the repurchase of an additional 24.2 million shares including 5.0 million, 2.2 million and 5.0 shares in March 2006, May 2003 and December 2003, respectively.  These share amounts have been adjusted for the two-for-one stock split affected December 2002.

b.     We have not set a date for the stock repurchase program to expire.

We intend to repurchase shares during fiscal 2007 through a plan under Rule 10b5-1, which we anticipate adopting during the first quarter fiscal 2007.  The first purchases under the 10b5-1 plan will not occur until after the public announcement of our results for the quarter ending June 30, 2006.  We cannot estimate or guarantee the amount of shares to be repurchased under this plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information presented below is obtained from our audited consolidated financial statements for each of the five fiscal years ending March 31, 2006.  This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended March 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$268,272	$251,726	$218,437	$191,404	$163,091
Gross profit	199,063	187,150	157,854	137,544	113,401
Operating income from continuing operations	69,065	65,381	66,206	57,506	40,900
Income before income taxes -
continuing operations	67,685	62,745	67,251	59,066	43,128
Income taxes - continuing operations	19,606	19,937	21,479	17,186	12,114
Income from continuing operations	48,079	42,808	45,772	41,880	31,014
Discontinued operations, net of income tax(1)	14,278	12,073	9,007	13,940	10,806
Net income	$62,357	$54,881	$54,779	$55,820	$41,820

Basic earnings per share(2):
Continuing operations	$1.12	$1.02	$1.00	$0.90	$0.65
Discontinued operations(1)	0.33	0.29	0.20	0.30	0.23
Basic earnings per share	$1.45	$1.31	$1.20	$1.20	$0.88

Diluted earnings per share(2):
Continuing operations	$1.01	$0.93	$0.95	$0.86	$0.63
Discontinued operations(1)	0.28	0.24	0.18	0.29	0.22
Diluted earnings per share	$1.29	$1.17	$1.13(2)	$1.15	$0.85

Dividends per common share	$0.71	$0.66	$0.47	$0.07	$0.06

Average outstanding shares(2):
Basic	42,995	41,921	45,543	46,428	47,278
Diluted	50,870	49,667	49,272(3)	48,388	48,926

Balance Sheet Data:
Working capital	$210,019	$148,434	$149,981	$134,863	$104,609
Total assets	400,518	311,962	312,236	241,480	206,193
Long-term accrued liabilities, less current portion	18,984	15,385	13,597	10,777	7,432
Convertible subordinated notes	150,000	150,000	150,000	-	-
Shareholders' equity	$226,589	$172,527	$196,004	$276,136	$226,602

(1)

In June 2006, we sold our surgical urology and clinical and consumer healthcare businesses.  As a result, the operations for these former businesses have been reflected as discontinued operations for all prior periods.  See "Note T - Discontinued Operations" in the "Notes to the Consolidated Financial Statements."

(2)	Per share amounts and shares outstanding have been adjusted to reflect a two-for-one stock split effected January 21, 2003.
(3)

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

The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the information in the "Item 1A. Risk Factors" section of this report.

OVERVIEW

We develop, manufacture and market a range of products serving the aesthetic medicine market, including plastic and reconstructive surgery.  Our products include surgically implantable prosthesis for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction).  Historically, we operated in three reportable segments:  aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  Our surgical and urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Our clinical and consumer healthcare products included catheters and other products for the management or urinary incontinence and retention.  In October 2005, we began to evaluate strategic alternatives for our surgical urology and clinical and consumer healthcare businesses.  On May 17, 2006, we entered into a definitive purchase agreement to sell our Urology Business to Coloplast A/S for total consideration of $463 million ($456 million in cash and the remainder consisting of the value of certain foreign tax credits that we expect to realize arising from the transaction prior to the close).  On June 2, 2006, the sale of the Urology Business was completed.  On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million, which is included in the total consideration of $463 million.  The purchase price is subject to a post-closing adjustment based on the working capital of the acquired business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business who will not continue with the Urology Business following the closing of the transaction, and certain other administrative costs.

The purchase agreement with Coloplast contains customary representations and warranties and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters, with our liability for breaches of representations and warranties generally limited to 15% of the purchase price.  Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months.  In addition, the purchase agreement provides that we will not enter into or engage in a business that competes with the Urology Business, on a worldwide basis, for a period of seven years following the closing of the transaction.  These restrictions on competition do not apply to (i) the development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any business acquired and operated by us or our affiliates for so long as any such businesses generate less than $5 million in aggregate annual revenues from any competing business.  These restrictions on competition terminate upon a change in control of Mentor.

In connection with the sale to Coloplast, we also entered into a Transition Services Agreement and various supply agreements.  Pursuant to the Transition Services Agreement, in exchange for specified fees, we will provide to Coloplast and Coloplast will provide to us, services including accounting, information technology, customer support and use of facilities.  Under the supply agreements we will supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast will supply us with components for the manufacture of our breast implants.  These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of 6 - 36 months.  These services and supply agreements are not expected to have a significant impact on our future cash flows from continuing operations.

On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $1.6 million.

As a result of the sale to Coloplast, the assets and liabilities related to the Urology Business have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.  In addition, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income.  Prior to being designated as discontinued operations, the Urology Business contributed approximately 47% of our consolidated net sales and approximately 27% of our operating profit in fiscal year 2006.  We will record a net gain on the sale of our Urology Business in the first quarter of fiscal 2007.  As a result of this sale, we will be able to focus on the aesthetic medicine market.  We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology.

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

As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized, upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  We record estimated reductions to revenue for customer programs and other volume-based incentives.  Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required.  We also allow credit for products returned within our policy terms.  We record an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns.  Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.

Our deferred revenue consists of both current and long term and includes funds received in connection with sales of our Enhanced Advantage Breast Implant Limited Warranty program.  The fees received in connection with a sale of an Enhanced Advantage Breast Implant Limited Warranty are deferred and recognized as revenue evenly over the life of the warranty term.

Accounts Receivable

We market our products to a diverse customer base, principally throughout the United States, Canada, Western Europe, Central and South America, and the Pacific Rim.  We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information.  We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments.  Estimated losses are based on historical experience and any specifically identified customer collection issues.  If the financial condition of our customers, or the economy as whole, were to deteriorate resulting in an impairment of our customers' ability to make payments, additional allowances may be required.  These additional allowances for estimated losses would be included in selling, general and administrative expenses.

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

Warranty Reserves

We offer two types of warranties relating to our breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  We provide an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized over the term of the enhanced limited warranty which approximates costs as incurred.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from our estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

Product Liability Reserves

We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits.  We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages.  The actuarial valuations are based on historical information and certain assumptions about future events.  Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.

Goodwill and Intangible Asset Impairment

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In addition, we evaluate goodwill and other intangibles annually in the fourth quarter of each fiscal year.  In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002 and analyzed goodwill and intangibles for impairment.  Impairment tests were performed at adoption, and in the fourth quarter of fiscal years 2003, 2004 and 2006, and no impairment was noted as a result of these analyses.  The impairment tests performed in fiscal 2005 indicated certain impaired assets, for which we recorded impairment charges in fiscal 2005.  These impairment charges are included in the results of operations. See Note I - "Intangible Assets and Goodwill" of the "Notes to the Consolidated Financial Statements."

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model.  Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility.  The expected life of the stock options is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in fiscal 2006 and thereafter is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We will evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.  Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note G of our "Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%

Cost of sales	25.8%	25.7%	27.7%
Gross profit	74.2%	74.3%	72.3%

Selling, general, and administrative	37.7%	34.3%	32.3%
Research and development	10.8%	10.0%	9.7%
Severance charges	-	3.0%	-
Restructuring and long-lived asset impairment charges	-	1.0%	-
Operating income	25.7%	26.0%	30.3%
Interest expense	(2.1)%	(2.0)%	(0.7)%
Interest income	1.5%	0.7%	0.7%
Other income, net	0.1%	0.2%	0.5%
Income before income taxes	25.2%	24.9%	30.8%
Income taxes	7.3%	7.9%	9.8%
Net income from continuing operations	17.9%	17.0%	21.0%
Net income from discontinued operations	5.3%	4.8%	4.1%
Net income	23.2%	21.8%	25.1%

YEARS ENDED MARCH 31, 2006 AND 2005

Sales

Net sales increased 7% to $268.3 million from $251.7 million in the prior year.  Net sales of breast implant products increased 7% to $233.2 million from $217.4 million in the prior year.  The majority of the increase in breast implant product sales is attributable to organic growth in unit sales of our breast implants and associated products. Foreign exchange rate movements, primarily the Euro, had a minimal year-to-year impact on international net sales.  Increased net sales were driven by growth in the reconstruction markets both domestically and internationally.  We saw overall growth in unit sales of breast implant products of approximately 7%.  Although we try to avoid competing on price, we continued to see competitive price pressure in both the domestic and international markets for breast implants.  Net sales of body contouring products decreased 4% to $17.8 million from $18.6 million in the prior year.  Liposuction continues to be the leading surgical cosmetic procedure in the United States; however, we have seen some recent softness in sales growth in our body contouring business.  We have seen some variability in capital equipment purchasing patterns, specifically in our ultrasonically assisted product line, and we are in the process of defining our strategy to improve growth in this business.  Other aesthetic products net sales increased 10% to $17.3 million from $15.7 million in the prior year, primarily as a result of increased revenue from our facial aesthetics products, including Puragen™, which was launched in a variety of international markets in May 2005.  We expect our net sales to increase to approximately $290 - $305 million in fiscal 2007.

Cost of Sales

Cost of sales for fiscal 2006 remained relatively unchanged at 25.8% of net sales, compared to 25.7% in fiscal 2005.  Cost of sales had some variations in quarterly results primarily due to timing of the building of silicone gel breast implant inventory in anticipation of potential FDA approval.

Selling, General and Administrative

Selling, general and administrative expenses increased $14.6 million to $101.0 million, or 37.7% of net sales, in fiscal 2006 compared to $86.4 million, or 34.3% of net sales, in fiscal 2005.  During fiscal 2006, we incurred approximately $3.4 million of legal and professional fees related to an unsolicited offer to acquire Medicis Inc., which did not materialize.  We did not incur any similar fees during fiscal 2005.  Also contributing to the increased expenses was (i) an increase of approximately $2.0 million in costs associated with our global facial aesthetics selling and marketing efforts in support of our hyaluronic acid-based dermal filler product, Puragen™, (ii) an increase of approximately $1.8 million in costs associated with the expansion of our domestic sales force, (iii) higher levels of expenses at our foreign sales subsidiaries of approximately $1.8, (iv) an increase of approximately $1.6 million related to increased sales and marketing efforts focusing on our international markets, (v) an increase of approximately $1.5 million in compensation expense related to the issuance of restricted stock grants, and (vi) an increase of approximately $0.9 million in our patient and physician education programs.  To a lesser extent, increased personnel costs in support of sales and marketing contributed to the year over year increase.  The increase in selling, general and administrative expenses was partially offset by a decrease in performance-related compensation of approximately $2.9 million and the completion of our direct-to-consumer television advertising program related to our breast implant products, resulting in decreased expenses of approximately $1.4 million.

We expect selling, general and administrative expenses to significantly increase in fiscal 2007 as a result of our adoption of SFAS 123(R) effective April 1, 2006.  However, the amount of the increase cannot be predicted because it will depend on the number of share-based payments granted in fiscal 2007 and the then current fair values.

In addition, during fiscal 2007 we anticipate that we will incur various severance and other restructuring-related charges associated with our transition to a company focused on aesthetic medicine, which we also expect to result in higher selling, general and administrative expenses for the fiscal year.

Research and Development

Research and development spending primarily supports our key strategic product development programs.

Research and development expenses in fiscal 2006 increased $3.8 million to $29.0 million from $25.2 million in fiscal 2005.  The increase in research and development spending was primarily to support key strategic product development programs, including our silicone gel-filled breast implant regulatory submissions in the United States and Canada, our botulinum toxin project, U.S. clinical studies for our hyaluronic acid-based dermal filler product, Puragen™, and the continued development of automated manufacturing technologies.

We continue to be committed to a variety of clinical studies and laboratory tests in connection with our silicone gel-filled and saline-filled mammary implants and other products.

Severance Charges

During the fourth quarter of fiscal 2005, two individuals resigned as directors and executive officers of the Company.  In connection with their resignation and severance agreements, we incurred $8.5 million in expenses, comprised of $4.1 million in cash expense and $4.4 million in non-cash expense.

Restructuring and Long-Lived Asset Impairment Charges

During the fourth quarter of fiscal year 2005, we incurred $1.7 million in expenses related to restructuring of certain of our operations to achieve improved efficiencies and certain long-lived assets that were determined to be impaired.  The restructuring charges totaled $1.4 million and the impairment charges totaled $0.3 million.

Interest and Other Income and Expense

Interest expense increased to $5.7 million in fiscal 2006, compared to $5.1 million in fiscal 2005.  These costs included interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.  The increase in interest expense was primarily attributable to higher commitment fees and was partially offset by lower borrowings on our international facilities.

Interest income increased $2.1 million to $4.1 million compared to $2.0 million in fiscal 2005, as a result of generally higher rates of interest and higher balances of cash and cash equivalents available for investment.

Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income decreased to $0.2 million from $0.5 million in the prior year.  This decrease was the result of the increase in the Euro's relative strength compared to the U.S. dollar.

Income Taxes

Our effective rate of corporate income taxes was 29.0% in fiscal year 2006, a decrease of 2.8% of pretax income from the 31.8% rate in fiscal year 2005.  This decrease is a result of greater tax benefits associated with our foreign operations, lower state taxes and increased research and development credits.  In the fourth fiscal quarter of 2006, we repatriated $32.0 million in foreign profits, and estimated the tax liability on the repatriation was approximately $1.7 million.

Net Income from Continuing Operations and Earnings Per Share

Net income from continuing operations in fiscal 2006 increased to $48.1 million from $42.8 million in fiscal 2005.  Earnings per share from continuing operations increased 9.8% to $1.12 per share in fiscal 2006 from $1.02 per share in fiscal 2005.  Diluted earnings per share from continuing operations increased 8.6% to $1.00 for the fiscal year compared to $0.93 for fiscal 2005 as a result of additional net income, partially offset by a increase in diluted weighted average shares outstanding used to calculate diluted earning per share.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, represents the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006, as discussed above.  During fiscal 2006, income from discontinued operations, net of income taxes, increased 18% to $14.3 million from $12.1 million in the prior year.  This increase is the result of an increase in net sales of $3.8 million, a decrease in cost of sales of $3.9 million, and a decrease in research and development expense of $1.9 million, partially offset by a $2.5 million increase in selling, general and administrative expense and a $4.2 million increase in income tax expense.  The increase in net sales was less than historic rates of growth due to the disruption as a result of the aforementioned sale process in the second half of the fiscal year, the negative impact of foreign exchange movements of $3.7 million, and the decrease of $1.9 million due to a planned reduction of OEM contract revenue from $5.7 million to $3.8 million.  Cost of sales decreased due to an improved manufacturing process, changes to a more profitable product mix following decreased OEM sales, and product rationalization.    The increased selling, general and administrative expenses were partially offset by decreased restructuring and long-term asset impairment charges recorded in the fourth quarter of the prior year, and a favorable impact of foreign exchange rate movements of $1.5 million.  Income tax expense related to discontinued operations increased due to an additional provision related to open audit issues.  For further details regarding discontinued operations, See Note T of the Notes to Consolidated Financial Statements.

YEARS ENDED MARCH 31, 2005 AND 2004

Sales

During fiscal 2005, net sales increased 15% to $251.7 million from $218.4 million in the prior year.  Net sales of breast implant products increased 12% to $217.4 million from $194.1 million in the prior year.  Approximately $20.4 million of the increase in breast implant product sales was attributable to organic growth in unit sales of our breast implants and associated products and approximately $3.0 million was the result of a favorable impact of foreign exchange rate movements.  Increased net sales were driven by growth in the augmentation and reconstruction markets both domestically and internationally.  We saw overall growth in domestic unit sales of breast implant products of approximately 12%.  We continued to see competitive price pressure in both the domestic and international markets for breast implants.  Net sales of body contouring products increased 22% to $18.6 million from $15.3 million in the prior year.  Sales of our capital equipment, associated disposable products, and higher average selling prices were the leading contributors to our body contouring sales growth.  Other aesthetic products net sales increased 72% to $15.7 million in fiscal 2005 from $9.1 million in the prior year, primarily as a result of increased revenue from physician participation in our "Extreme Mentor" direct-to-consumer television advertising program which began in September 2004.

Cost of Sales

Cost of sales for fiscal 2005 was 25.7% of net sales, compared to 27.7% in fiscal 2004.   This decrease is primarily due to favorable pricing on raw materials and overall improved manufacturing efficiencies at our Texas and Netherlands facilities in fiscal 2005.

Selling, General and Administrative

Selling, general and administrative expenses increased $15.8 million to 34.3% of net sales in fiscal 2005 compared to 32.3% of net sales in fiscal 2004.  We had generally higher levels of expenses at our foreign sales and manufacturing subsidiaries of approximately $2.0, of which approximately $1.0 million reflected the effect of foreign currency rate movements, primarily the stronger Euro.  Also contributing to the increase was approximately $3.3 million in incentive compensation expenses associated with achieving specific operating targets, our direct to consumer television advertising program, which was launched in September 2004, of approximately $3.0 million, and higher legal related expenses of approximately $3.2 million due to increased litigation expenses and other legal and corporate matters.  In addition, to a lesser extent, increased costs associated with compliance with the Sarbanes-Oxley Act and increased support of sales and marketing contributed to the year over year increase.

Research and Development

Research and development expenses in fiscal 2005 increased $4.1 million to $25.2 million from $21.1 million in fiscal 2004.  The majority of the increase was attributable to increased support for our silicone gel-filled breast implant regulatory submissions in the United States and Canada, increased patient volume in our adjunct study, new clinical studies and laboratory testing for our hyaluronic acid-based dermal filler product, Puragen™, and our botulinum toxin project.

Severance Charges

On February 16, 2005, Christopher J. Conway and Adel Michael each resigned as a director and executive officer of the Company.  In connection with resignation and severance agreements entered into with them, we incurred a total of $8.5 million in expenses in February 2005.

As one of the co-founders of our Company, and following 36 years of service, Mr. Conway received certain severance compensation in the form of cash payments totaling $2.3 million and non-cash benefits in the amount of $2.1 million related to the accelerated vesting of his unvested and unexpired stock options.  In addition, Mr. Adel Michael, our former Vice Chairman, received severance compensation in the form of cash benefits in the amount of $1.8 million and non-cash benefits in the amount of $2.3 million related to the accelerated vesting of his unvested and unexpired employee stock options.  There were no similar charges in fiscal 2004.

Restructuring and Long-Lived Asset Impairment Charges

During the fourth quarter of fiscal year 2005, we incurred $1.7 million in expenses related to restructuring of certain of our operations to achieve improved efficiencies and certain long-lived assets that were determined to be impaired.  The restructuring charges totaled $1.4 million and the impairment charges totaled $0.3 million.  There were no similar charges in fiscal 2004.

Interest and Other Income and Expense

Interest expense increased to $5.1 million in fiscal 2005, compared to $1.6 million in fiscal 2004.  Approximately $4.9 million of the fiscal 2005 expense related to the 2¾% coupon and issuance cost amortization for our $150 million convertible subordinated notes issued in December 2003.  The increase in interest expense was attributable to a full year of interest and amortization of issuance costs on these notes in fiscal 2005.  In fiscal 2004, interest expense included only four months of accrued interest payable and amortization of bond issue costs.  The remaining interest expense in fiscal 2005, was interest on balances outstanding under our foreign lines of credit, which benefited from lower rates of interest and lower levels of borrowings in fiscal 2005.

Interest income increased to $2.0 million in fiscal 2005, from $1.6 million in fiscal 2004.  The increase was due to higher prevailing interest rates on short term investments, and slightly longer maturities, partially offset by lower levels of cash balances available for investment.

Other income decreased to $0.5 million in fiscal 2005 from $1.0 million in the prior year.  This decrease was the result of the less favorable impact of the Euro's relative strength compared to the U.S. dollar, and a decrease in realized and unrealized gains and losses in our portfolio of marketable securities.  These decreases were partially offset by a one-time gain in fiscal 2005 of approximately $0.5 million relating to insurance proceeds received to cover lost sales margin on finished goods inventory that was damaged.

Income Taxes

Our effective rate of corporate income taxes remained relatively flat at  31.8% in fiscal year 2005 compared to 31.9%in fiscal year 2004.

Net Income from Continuing Operations and Earnings Per Share

Net income from continuing operations in fiscal 2005 decreased $3.0 million to $42.8 million from $45.8 million in fiscal 2004.  Earnings per share from continuing operations was  $1.02 per share in fiscal 2005 and $1.01 per share in fiscal 2004.  Diluted earnings per share from continuing operations decreased 2.1% to $0.93 for the fiscal year compared to a restated $0.95 for fiscal 2004.  (As required by EITF 04-8, we have retroactively restated diluted earnings per share figures for fiscal 2004 for the impact of our convertible subordinated notes issued in December 2003.)  The effect of share repurchases was offset by the dilutive effect to earnings per share following the adoption of EITF 04-8 which required the inclusion, for calculation purposes, of additional shares that are contingently issuable.

Net income from continuing operations in fiscal 2005 decreased to $42.8 million from $45.8 million in fiscal 2004.  Increased net sales and lower cost of sales as a percentage of sales in fiscal 2005 were offset by higher operating expenses, including severance, restructuring and long-lived asset impairment charges, as well as higher interest expense resulting in net income from continuing operations being less than in fiscal 2004.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, represents the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006, as discussed above.  During fiscal 2005, income from discontinued operations, net of income taxes, increased 34% to $12.1 million from $9.0 million in the prior year.  This increase is primarily the result of an increase in net sales of $27.9 million, partially offset by a $10.4 million increase in selling, general and administrative expense and a $2.5 million increase in income taxes.  The favorable impact of foreign exchange rate variations contributed approximately $8.8 million to the increase in sales while the remainder of the increase was due to continued market acceptance of our new products and/or line extensions, and an increase in unit sales for commodity type items.  Selling, general and administrative expenses increased as a result of restructuring and long-lived asset impairment charges of $6.8 million which were recorded in the fourth quarter of fiscal 2005.  Income taxes related to discontinued operations increased due to an increase in state and foreign taxes and decrease in R&D credits.  For further details regarding discontinued operations, See Note T of the Notes to Consolidated Financial Statements.

Inflation

We do not believe that inflation has had a material effect on our financial condition and results of operation for the reporting periods presented in this report.  We cannot be certain that inflation will not have a material adverse effect on our business in the future.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment".  As of April 1, 2006, SFAS No. 123(R) requires us to account for our stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in our financial statements.  The majority of this compensation expense will be captured in selling, general and administrative expenses.  SFAS 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Prior to April 1, 2006, we accounted for our employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which generally results in no employee stock option expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and from the exercise of employee stock options has been our primary recurring source of funds.  We recently completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which is subject to customary post-closing adjustments and includes non-cash consideration consisting of the value of certain foreign tax credits that Mentor expects to realize arising from the transaction prior to the close.  On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, and an additional $10 million is held under an escrow agreement in connection with the transaction.  After expenses, we expect net after tax proceeds from the sale to be approximately $340 million.  We believe that existing funds, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, and debt service requirements for the foreseeable future.  We believe that the loss of future cash flows from our discontinued surgical urology and clinical and consumer healthcare segments will not have a significant negative impact on our future finance levels, terms of financing or covenants.  Cash flows have been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows.

As of March 31, 2006, we had cash, cash equivalents and short-term marketable securities of $201.0 million, an increase of $88.1 million or 78%, compared to $112.9 million as of March 31, 2005.  The principal components of the increase in cash, cash equivalents and marketable securities were cash generated from operating activities of continuing operations of $99.0 million, cash generated from operating activities of discontinued operations of $25.4 million, proceeds of $43.6 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan, net borrowings under line of credit agreements of $13.0 million for continuing operations, offset by $30.0 million in dividends paid, $42.8 million for shares repurchased, $10.1 million used for net capital expenditures of continuing operations, $4.4 million used for net capital expenditures of discontinued operations, and $2.2 million for repayment of debt on our foreign lines of credit for discontinued operations.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

	As of March 31,
(in thousands)	2006	2005
Cash and cash equivalents	$98,713	$76,666
Marketable debt securities	102,241	36,228
Total cash, cash equivalents and marketable debt securities	$200,954	$112,894
Percentage of total assets	36%	24%

Cash Flow Changes

The following table summarizes our cash flow activity:

	Year Ended March 31,
(in thousands)	2006	2005	2004
Net cash provided by operating activities of continuing operations	$99,044	$62,591	$62,222
Net cash used by investing activities of continuing operations	(76,052)	(35,032)	(29,902)
Net cash used in financing activities of continuing operations	(16,122)	(99,894)	(17,799)
Net cash provided by (used by) discontinued operations	15,957	30,128	(2,429)
Effect of currency exchange rates on cash and cash equivalents	(780)	648	293
Increase (decrease) in cash and cash equivalents	$22,047	$(41,559)	$12,385

Cash Provided by Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations of $99.0 million, $62.6 and $62.2 million for the years ended March 31, 2006, 2005 and 2004, respectively, was greater than net income in those years, due to the net impact of non-cash adjustments to income.  Non-cash adjustments include tax benefits from the exercise of employee stock options, depreciation and amortization, deferred income taxes and loss on the disposal of assets.  For the years ended March 31, 2006, 2005 and 2004, operating cash flows were positively impacted in the amount of $12.0 million, $0.3 million and $10.0 million, respectively, by changes in working capital balances.  Our working capital was $210.0 million at March 31, 2006, and $148.4 million at March 31, 2005.

Cash Used for Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the year ended March 31, 2006, total cash used in investing activities of continuing operations was $76.0 million.  Our net purchases of marketable securities totaled $66.0 million and our capital expenditures totaled $10.1 million.  We anticipate our capital expenditures to total approximately $10.0 million in fiscal 2007, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  For the year ended March 31, 2005, total cash used in investing activities of continuing operations was $35.0 million.  This amount was comprised of net investments of $27.9 million in marketable securities, $7.4 million in capital expenditures and $0.2 million in other investment activities.

Cash Provided by Discontinued Operations

Cash provided by discontinued operations was $16.0 million and $30.1 million for the years ended March 31, 2006 and 2005, respectively.  This amount in 2006 was comprised of $25.4 million provided by operating activities of discontinued operations, less capital expenditures of $4.4 million, $2.2 million repaid on lines of credit, $0.8 million in loans made and $2.0 million in currency exchange rate adjustments.  In 2005, the amount was comprised of $34.5 million provided by operating activities of discontinued operations and $0.3 million in currency exchange rate adjustments, less capital expenditures of $2.8 million and $1.9 million repaid on lines of credit.

Cash Used for Financing Activities of Continuing Operations

Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends and our stock repurchase program, and the net impact of our debt financing activities.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee equity compensation program, to provide liquidity to the market, and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  During the quarter ended March 31, 2006 our Board of Directors authorized an additional 5 million shares for repurchase under our repurchase program.  As part of that repurchase program, a total of approximately 996,000 shares were repurchased from two directors who retired during the quarter.  These shares were purchased on March 2, 2006 for approximately $42.8 million at $43.00 per share, a discount from the market closing price quotation from the NYSE of $44.37 on that date.  During the quarter ended December 31, 2004, 2.3 million shares were repurchased for $79.8 million.  The December 2004 repurchase included the repurchase of 2.25 million shares from two investment partnerships managed by VA Partners, LLC, which was at the time, our largest shareholder.  On June 5, 2006, we agreed to repurchase 2 million additional shares from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount from the closing market price quoted on the NYSE of $42.21 on that date.  The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company's continuing stock repurchase program.  Mr. Jeff Ubben, managing director of ValueAct Capital, is a member of our Board of Directors.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

At June 11, 2006, approximately 3.3 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Additionally, our Credit Agreement as amended on May 31, 2006 limits the amount of equity securities we can repurchase to $250 million (of which $166 million remains available for repurchase) plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.

On September 15, 2005, the Board of Directors authorized an increase in our quarterly cash dividend payable on our common stock from $.17 to $.18 per share.  Previously, in September 2004, the Board of Directors authorized an increase in the quarterly dividend rate from $0.15 per share to $0.17 per share and, in July 2003, the Board of Directors declared an increase in the quarterly dividend rate from $0.02 per share to $0.15 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs.  At the current annual dividend rate of $0.72 per share, the aggregate annual dividend would be approximately $30 million.

We receive cash from the exercise of employee stock options.  Employee stock option exercises and ESPP purchases provided $43.6 million and $11.5 million of cash in fiscal 2006 and 2005, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding under the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2006, only $198 million was available for borrowings.

On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business.  Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement.  The amendment also amends certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase.  As of June 11, 2006, there were no borrowings outstanding under the Credit Agreement.

Interest on borrowings (other than swing line loans and alternative currency loans) under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or a Eurocurrency rate for deposits denominated in U.S. dollars plus an additional percentage that varies between 1.00% and 1.65%, depending on our senior leverage ratio at the time of the borrowing.  Swing line loans bear interest at the prime rate.  Alternative currency loans bear interest at the Eurocurrency rate for deposits denominated in the applicable currency plus the same additional percentage.  In addition, we paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of certain of our other domestic subsidiaries.  In addition, if the ratio of total funded debt to adjusted earnings before interest, taxes, depreciation and amortization (or "adjusted EBITDA"), exceeds 2.50 to 1.00, then we are obligated to grant to the lenders a first priority perfected security interest in essentially all of our and our material domestic subsidiaries' assets.

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

Other Financing

On October 4, 2005, Mentor Medical Systems B.V. ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and this amount remains outstanding as of June 11, 2006.  Accordingly $14.0 million was outstanding and $4.2 million was available under this facility at March 31, 2006.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of March 31, 2006, all covenants and restrictions had been satisfied.

Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries.  These unsecured lines had no borrowings at year end and were terminated with the sale of our Urology segments on June 2, 2006.

At March 31, 2006, our total short-term borrowings under all lines of credit were $14.0 million and the weighted-average interest rate was 5.49%.  The total amount of additional borrowings available to us under all lines of credit was $202.2 million and $5.8 million at March 31, 2006 and 2005, respectively.  The increase in the amounts available from the prior year is primarily due to the addition of our new $200 million Senior Credit facility in May 2005.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  As a result of our recent dividend increase the conversion price has been adjusted to $29.167 and each $1,000 principle amount will be convertible into 34.2853 shares of common stock.   Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.2633.

One of the conditions required for conversion of the notes was satisfied during the quarter ended March 31, 2006, and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.  The warrant holder also has the right to purchase 5.1 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.2633 per share.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and other commitments at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  Certain of the obligations shown below were assumed by Coloplast, the buyer of our Urology Business and thus are not contractual obligations for us subsequent to the close of the sale on June 2, 2006.

	Payments Due by Period
(in thousands)		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Convertible notes	$150,000	$-	$150,000	$-	$-
Operating lease obligations[1]	44,794	6,793	18,605	10,195	9,201
Purchase obligations[2]	16,429	16,429	-	-	-
Interest on debt	11,358	4,125	7,233	-	-
Lines of credit	14,000	14,000	-	-	-
Credit agreement (commitment fees)	1,152	443	519	76	114
Acquisition and other milestones[3]	1,000	1,000	-	-	-
Other long-term liabilities[4]	8,661	433	1,299	866	6,063
Total	$247,394	$43,223	$177,656	$11,137	$15,378

1

On June 2, 2006, in connection with the sale of our Urology Business, our operating lease agreements relating to the Urology Business were assigned to Coloplast.  As a result, our future payments due under our outstanding lease agreements decreased by a total of $9.6 million ($2.0 million due in less than one year, $4.8 million due in one to three years, $2.1 million due in four to five years, and $0.7 million due in more than five years).

2

On June 2, 2006, also in connection with the sale of our Urology Business, our purchase obligations relating to the Urology Business were assigned to Coloplast.  As a result, our future payments due under our purchase obligations decreased by a total of $6.7 million.

3

On June 2, 2006, also in connection with the sale of our Urology Business, our acquisition and other milestones relating to the Urology Business were assigned to Coloplast.  As a result, our future payments due under our acquisition and other milestones decreased by a total of $1.0 million.

4

On June 2, 2006, also in connection with the sale of our Urology Business, our other long-term liabilities relating to the Urology Business were assigned to Coloplast.  As a result, our future payments due under our other long-term liabilities decreased by a total of $7.8 million ($0.4 due in less than one year, $1.2 million due in one to three years, $0.8 million due in four to five years, and $5.4 million due in more than five years).

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

We believe that funds generated from operations, our cash, cash equivalents and marketable securities, net after-tax proceeds from our sale of the Urology Business received subsequent to year end, plus funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds in the short-term, we may still elect to sell additional equity or debt securities or borrow for other reasons.  There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

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

Interest Rate Risk

We maintain a portfolio of highly liquid cash equivalents with maturities of three months or less from the date of purchase.  We also have current marketable securities, consisting primarily of tax exempt variable demand notes, government agency obligations, Federal Home Loan Bank and Mortgage Association bonds with maturities on or before March, 2007, and investment grade corporate obligations, including commercial paper that are of limited credit risk and have contractual maturities of less than two years.  Given the relative short-term nature of these investments, we do not expect to experience any material impact upon our results of operation as a result of changes to interest rates related to these investments.

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at a fixed rate of 2¾% per annum.  Our subsidiaries also maintain certain levels of variable rate debt such as operating lines of credit.  The majority of our debt carries a fixed rate percentage and therefore is not subject to significant interest rate risk.  A 100 basis point change in interest rates would not have a material impact on our results of operations or financial condition related to the variable rate debt described

Exchange Rate Risk

A portion of our operations consist of sales activities in foreign markets.  We manufacture our products primarily in the United States and Europe and sell them throughout the world through a combination of wholly owned sales offices and international distributors.  Sales to third-party distributors and to the wholly owned sales offices are transacted in U.S. dollars, Euros, British Pounds, and Canadian dollars.  Our foreign sales offices primarily invoice customers in their local currency.

As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets mentioned.  The principal risk exposure we face results from fluctuation in foreign exchange rates.  We experience transactional exchange rate risk when one of our subsidiaries enter into transactions denominated in currencies other than their local currency.  In the last two fiscal years, the effect of exchange rate risk has been favorable upon our operating results and financial condition.  We do not currently hedge any of the foreign exchange rate exposures.  A significant and rapid change in foreign exchange rates could have a material adverse effect upon our results of operations.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

Further, management has determined that, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on those criteria.

Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of March 31, 2006.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Mentor Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Mentor Corporation (the "Company") maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Mentor Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material aspects, based on the COSO criteria.  Also, in our opinion, Mentor Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Corporation as of March 31, 2006 and 2005 and related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2006 and our report dated June 12, 2006 expressed an unqualified opinion thereon.

                                                                                                                /s/Ernst & Young LLP

Los Angeles, California

June 12, 2006

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to our Executive Officers is set forth in Item 1, Business.  Other required information is hereby incorporated by reference to information under the heading "Election of Directors" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is herein incorporated by reference to information under the heading "Executive Compensation and Other Information" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is herein incorporated by reference to information under the heading "Ownership of Securities" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is herein incorporated by reference to information under the heading "Certain Transactions" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is herein incorporated by reference to information under the heading "Ratification of Independent Auditors" in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) (1)	Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended March 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended March 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
(a) (2)	Consolidated Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts and Reserves
All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.
(a) (3)	Exhibits
The information required by this item is incorporated by reference to the Exhibit Index in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE FINANCIAL STATEMENTS

The Board of Directors and Shareholders of Mentor Corporation

We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Corporation's internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2006 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Los Angeles, California
June 12, 2006

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31,
(in thousands)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$98,713	$76,666
Marketable securities	102,241	36,228
Accounts receivable, net of allowance for doubtful accounts of $4,616 in 2006 and $3,839 in 2005	58,199	57,218
Inventories	35,139	34,805
Deferred income taxes	21,764	20,045
Prepaid expenses and other	14,716	13,648
Current assets of discontinued operations	96,070	100,262
Total current assets	426,842	338,872

Property and equipment, net	36,448	36,971
Intangible assets, net	15,745	17,251
Goodwill, net	9,243	9,031
Other assets	8,310	10,099
Non-current assets of discontinued operations	60,264	65,882
Total assets	$556,852	$478,106

Liabilities and shareholders' equity
Current liabilities:
Account payable and accrued liabilities	$97,144	$79,998
Income taxes payable	1,837	2,281
Dividends payable	7,772	6,927
Short-term bank borrowings	14,000	970
Current liabilities of discontinued operations	29,971	36,298
Total current liabilities	150,724	126,474

Long-term accrued liabilities	18,984	15,385
Convertible subordinated notes	150,000	150,000
Non-current liabilities of discontinued operations	10,555	13,720
Commitments and contingencies

Shareholders' equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
43,176,495 shares in 2006;
40,745,626 shares in 2005;	4,318	4,075
Capital in excess of par value	36,726	8,419
Accumulated other comprehensive income	16,498	22,534
Retained earnings	169,047	137,499
Total shareholders' equity	226,589	172,527
Total liabilities and shareholders' equity	$556,852	$478,106
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended March 31,
(in thousands, except per share data)	2006	2005	2004
Net sales	$268,272	$251,726	$218,437

Cost of sales	69,209	64,576	60,583
Gross Profit	199,063	187,150	157,854

Selling, general, and administrative	100,962	86,351	70,581
Research and development	29,036	25,234	21,067
Severance charges	-	8,519	-
Restructuring & long-lived asset impairment charges	-	1,665	-
	129,998	121,769	91,648

Operating income from continuing operations	69,065	65,381	66,206

Interest expense	(5,690)	(5,093)	(1,637)
Interest income	4,124	1,951	1,642
Other income	186	506	1,040

Income from continuing operations before income taxes	67,685	62,745	67,251

Income taxes	19,606	19,937	21,479
Income from continuing operations	48,079	42,808	45,772

Income from discontinued operations, net of income taxes	14,278	12,073	9,007
Net income	$62,357	$54,881	$54,779

Basic earnings per share
Continuing operations	$1.12	$1.02	$1.00
Discontinued operations	0.33	0.29	0.20
Basic earnings per share	$1.45	$1.31	$1.20

Diluted earnings per share
Continuing operations	$1.01	$0.93	$0.95
Discontinued operations	0.28	0.24	0.18
Diluted earnings per share	$1.29	$1.17	$1.13

Dividends per share	$0.71	$0.66	$0.47

Weighted average shares outstanding
Basic	42,995	41,921	45,543
Diluted *	50,870	49,667	49,272

See notes to consolidated financial statements.

* 2004 diluted earnings per share and weighted average shares outstanding have been restated to reflect the additional shares that would be issued upon conversion of our 2¾% convertible notes, in accordance with the adoption of  EITF 04-8 in the quarter ended December 2004.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance March 31, 2003	46,237	$4,624	$-	$-	$5,825	$265,687	$276,136
Comprehensive income:
Net income	-	-	-	-	-	54,779	54,779
Foreign currency translation adjustment	-	-	-	-	10,890	-	10,890
Unrealized gain on investments	-	-	-	-	107	-	107
Comprehensive income							65,776
Exercise of stock options	1,094	109	9,980	-	-	-	10,089
Income tax benefit arising from the exercise of stock options	-	-	5,406	-	-	-	5,406
Issuance of common stock for the acquisition of intangible assets	133	13	2,987	-	-	-	3,000
Convertible note hedge and warrants	-	-	(7,741)	-	-	-	(7,741)
Repurchase of common stock	(5,405)	(540)	(10,632)	-	-	(124,662)	(135,834)
Dividends declared ($.47 per share)	-	-	-	-	-	(20,828)	(20,828)
Balance March 31, 2004	42,059	$4,206	$-	$-	$16,822	$174,976	$196,004
Comprehensive income:
Net income	-	-	-	-	-	54,881	54,881
Foreign currency translation adjustment	-	-	-	-	5,887	-	5,887
Unrealized loss on investments	-	-	-	-	(175)	-	(175)
Comprehensive income							60,593
Exercise of stock options	1,028	103	11,435	-	-	-	11,538
Acceleration of options	-	-	4,405	-	-	-	4,405
Income tax benefit arising from the exercise of stock options	-	-	7,184	-	-	-	7,184
Repurchase of common stock	(2,341)	(234)	(14,605)	-	-	(64,934)	(79,773)
Dividends declared ($.66 per share)	-	-	-	-	-	(27,424)	(27,424)
Balance March 31, 2005	40,746	$4,075	$8,419	$-	$22,534	$137,499	$172,527

(continued on next page)

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock $.10 Par Value	Capital in Excess of Par Value	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
Balance March 31, 2005	40,746	$4,075	$8,419	$-	$22,534	$137,499	$172,527
Comprehensive income:
Net income	-	-	-	-	-	62,357	62,357
Foreign currency translation adjustment	-	-	-	-	(6,157)	-	(6,157)
Change in unrealized loss on investments	-	-	-	-	121	-	121
Comprehensive income							56,321
Exercise of stock options	3,147	315	43,334	-	-	-	43,649
Income tax benefit arising from the exercise of stock options	-	-	26,267	-	-	-	26,267
Issuance of restricted stock	289	29	15,197	(15,226)	-	-	-
Forfeiture of restricted stock	(10)	(1)	(510)	511	-	-	-
Amortization of restricted grants	-	-	-	1,471	-	-	1,471
Repurchase of common stock	(996)	(100)	(42,737)	-	-	-	(42,837)
Dividends declared ($.71 per share)	-	-	-	-	-	(30,809)	(30,809)
Balance March 31, 2006	43,176	$4,318	$49,970	$(13,244)	$16,498	$169,047	$226,589

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31,
(in thousands)	2006	2005	2004
Operating Activities:
Income from continuing operations	$48,079	$42,808	$45,772
Adjustments to derive cash flows from continuing operating activities:
Depreciation	7,748	7,296	6,559
Amortization	2,274	1,977	955
Deferred income taxes	793	(2,259)	(6,536)
Non-cash compensation	1,471	4,406	-
Tax benefit from exercise of stock options	26,267	7,184	5,406
Non-cash impairment of long-lived assets	-	186	10
Loss (gain) on sale of assets	303	654	-
Loss on long-term marketable securities and investment write-downs, net	121	20	97
Changes in operating assets and liabilities:
Accounts receivable	(2,136)	(2,854)	(13,459)
Inventories and other current assets	(4,402)	(5,790)	1,421
Accounts payable and accrued liabilities	19,618	9,988	20,903
Income taxes payable	(1,092)	(1,025)	1,094
Net cash provided by continuing operating activities	99,044	62,591	62,222
Net cash provided by discontinued operating activities	25,354	34,509	11,792
Net cash provided by operating activities	124,398	97,100	74,014
Investing Activities:
Purchases of property and equipment	(8,531)	(6,868)	(11,201)
Purchases of intangibles	(1,543)	(507)	(553)
Purchases of marketable securities	(295,439)	(150,720)	(34,538)
Sales of marketable securities	229,461	122,855	27,813
Acquisitions, net of cash acquired	-	-	(11,420)
Other, net	-	208	(3)
Net cash used for continuing investing activities	(76,052)	(35,032)	(29,902)
Net cash used for discontinued investing activities	(5,164)	(2,750)	(15,324)
Net cash used for investing activities	(81,216)	(37,782)	(45,226)
Financing Activities:
Issuance of convertible notes, net of issuance costs	-	-	126,305
Sale of warrants	-	-	11,891
Repurchase of common stock	(42,837)	(79,773)	(135,755)
Proceeds from exercise of stock options and ESPP	43,649	11,539	10,089
Dividends paid	(29,964)	(26,806)	(20,829)
Borrowings under line of credit agreements	14,000	-	3
Repayments under line of credit agreements	(970)	(4,854)	-
Deferred tax on investment	-	-	(9,503)
Net cash used for continuing financing activities	(16,122)	(99,894)	(17,799)
Net cash used for (provided by) discontinued financing activities	(2,213)	(1,976)	703
Net cash used for financing activities	(18,335)	(101,870)	(17,096)
Effect of currency exchange rates on cash and cash equivalents	(780)	648	293
Effect of currency exchange rates of discontinued operations	(2,020)	345	400
Increase (decrease) in cash and cash equivalents	22,047	(41,559)	12,385
Cash and cash equivalents at beginning of year	76,666	118,225	105,840
Cash and cash equivalents at end of year	$98,713	$76,666	$118,225
Supplemental cash flow information
Cash paid during the year for:
Income taxes for continuing operations	$4,601	$20,325	$23,804
Interest for continuing operations	$4,522	$4,015	$289

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Note A - Summary of Significant Accounting Policies

Business Activity

Mentor Corporation was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  The Company develops, manufactures and markets a range of products serving the aesthetic medicine market, including plastic and reconstructive surgery.  Historically the Company's products have been utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial aesthetics products.  On June 2, 2006, the Company completed a transaction for the sale of our surgical urology and clinical and consumer healthcare businesses to Coloplast A/S ("Coloplast").  The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.  The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.

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

Available-for-sale investments at March 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$95,054	$-	$-	$95,054
Money market funds	3,659	-	-	3,659
State and Municipal agency obligations	71,374	-	-	71,374
Mortgage-backed securities	30,667	-	(85)	30,582
Corporate debt securities	286	-	(1)	285
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Included in cash and cash equivalents	$98,713	$-	$-	$98,713
Included in current marketable securities	102,327	-	(86)	102,241
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Available-for-sale investments at March 31, 2005 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$68,598	$-	$-	$68,598
Money market mutual funds	8,068	-	-	8,068
Marketable equity securities	161	-	(18)	143
U.S., State and Municipal agency obligations	36,149	-	(342)	35,807
Corporate debt securities	278	-	-	278
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Included in cash and cash equivalents	$76,666	$-	$-	$76,666
Included in current marketable securities	36,588	-	(360)	36,228
Total available-for-sale investments	$113,254	$-	$(360)	$112,894

Concentrations and Credit Risk

The Company obtains certain raw materials and components for a number of its products from single suppliers.  In most cases the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales.  No material interruptions in raw material supply occurred during fiscal 2006.

The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined through review of their current credit information.  The Company regularly monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Estimated losses are based on historical experience and any specific customer collection issues identified.  Bad debts have been minimal.  The Company does not normally require collateral or other security to support credit sales.  No customer accounted for more than 10% of the Company's revenues or accounts receivable balance for any periods presented.

Revenue Recognition

The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When the Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."  As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer's price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured.  These requirements are met, and sales and related cost of sales are recognized upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.  The Company records estimated reductions to revenue for customer programs and other volume-based incentives.  Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required.  The Company also allows credit for products returned within its policy terms.  The Company records an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns.  Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.

The Company has current and long term deferred revenue, which include funds received in connection with purchases of the Company's Enhanced Advantage Breast Implant Limited Warranty program.  The fees received in connection with the Enhanced Advantage Breast Implant Limited Warranty are deferred and recognized evenly over the life of the warranty term.

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

Intangible Assets and Goodwill

Intangible assets consist of values assigned to patents, licenses, trademarks and other intangibles.  These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method.  Goodwill, the excess purchase cost over fair value of net identifiable assets acquired, was amortized using the straight-line method in fiscal 2002.  Goodwill amortization was discontinued in fiscal 2003 in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  As required by SFAS No. 142, the Company has reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001 and assigned all goodwill to reporting units for impairment testing.  The impairment tests involved the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  If the book value exceeds the fair value, then the net book value would then be reduced to fair value based on an estimate of discounted cash flow.

Warranty Reserves

The Company offer two types of warranties relating to its breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  The Company's standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  The Company provides an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized over the term of the enhanced limited warranty which approximates costs as incurred.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by the Company's insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of the Company's component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from the Company's estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

Product Liability Reserves

The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits.  The Company has also established additional reserves, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages.  The actuarial valuations are based on historical information and certain assumptions about future events.  Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by the Company's overall risk management strategy.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect the Company's operating results in future periods.

Income Taxes

Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes.  The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized.

Advertising Expenses

The Company expenses media advertising costs as incurred or where applicable, upon first showing.  Advertising expenses were $1.4 million, $3.9 million and $0.5 million in fiscal 2006, 2005 and 2004, respectively.  Capitalized advertising costs  were $0, $1.1 million  and $0 as of March 31, 2006, 2005 and 2004, respectively.

Foreign Operations

Export sales to independent distributors, were $7.2 million, $6.5  million and $5.2 million in fiscal 2006, 2005 and 2004, respectively.  In addition, $68.3 million, $58.8 million, and $49.8 million of net sales from continuing operations in fiscal 2006, 2005 and 2004, respectively, were from the Company's direct international sales offices primarily in Canada and Western Europe.  Income from continuing operations before income taxes for foreign operations was $21.4 million, $16.3 million and $8.9 million for fiscal 2006, 2005 and 2004, respectively.

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

Effects of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 ("SFAS 155").  This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets."  This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument.  The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments.  The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year.  The Company is evaluating the provisions of SFAS 155.  The effects of adopting of SFAS 155 on the Company's financial statements are not known at this time.

In June 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue 05-6, "Determining the Amortization Period for Leasehold Improvements." EITF Issue 05-6 requires that leasehold improvements purchased subsequent to the inception of the lease or acquired in a business combination be amortized over the lesser of the useful life of the assets or a lease term that includes renewals that are reasonably assured at the date of the purchase or business combination.  The guidance in Issue 05-6 was effective as of the beginning of the third quarter of Fiscal 2006.  Adoption of EITF Issue 05-6 did not have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for, and reporting a change in, accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error.  The pronouncement also carries forward the provisions of SFAS No. 3, which govern reporting accounting changes in interim financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company has applied the provisions of this statement effective April 1, 2006.

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

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 is expected to have a material impact on the Company's consolidated net income and earnings per share.  The Company has not completed its analysis of the impact of the adoption of 123(R); however, the effect of the adoption is estimated to approximate that shown in Note G, "Stock Options, Restricted Stock and Employee Stock Purchase Plan" in the Notes to Consolidated Financial Statements, plus the impact of  future grants and awards, if any.

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

In September 2004, the FASB confirmed EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," with an effective date of December 15, 2004.  The EITF reflects the Task Force's conclusion that contingently convertible debt should be included in diluted earnings per share calculations, regardless of whether or not the trigger price has been reached.  The Company adopted EITF 04-8 in the quarter ended December 31, 2004 and retroactively applied its provisions to the interim periods ending June 30 and September 30, 2004 due to the Company's December 2003 issuance of convertible subordinated notes.  The impact of the EITF 04-8 changed the diluted earnings per share calculation by increasing net income used in the numerator by the after-tax amount of interest expense related to the convertible notes (approximately $802,000 per quarter), and by increasing weighted average shares outstanding used in the denominator by approximately 5.1 million shares, the number of shares to be issued upon full conversion of the convertible notes.  The effect of the restatement was a decrease in diluted earnings per share of approximately $0.02 per share for the interim periods ending June 30 and September 30, 2004.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements.  Actual results could differ from those estimates.

Note B - Inventories

Inventories at March 31 consisted of:

(in thousands)	2006	2005
Raw materials	$3,994	$5,633
Work in process	5,382	5,482
Finished goods on consignment	10,800	11,262
Finished goods	14,963	12,428
	$35,139	$34,805

Note C - Property and Equipment

Property and equipment at March 31 consisted of:

(in thousands)	2006	2005
Land	$55	$55
Buildings	10,053	10,606
Leasehold improvements	21,952	19,149
Furniture, fixtures and equipment	60,004	57,111
Construction in progress	3,481	3,236
	95,545	90,157
Less accumulated depreciation and amortization	(59,097)	(53,186)
	$36,448	$36,971

Note D - Other Comprehensive Income

Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

	Year Ended March 31,
(in thousands)	2006	2005	2004
Unrealized gains (losses) arising during period, net of taxes of $217, $137 and $8, respectively	$(403)	$(386)	$14
Reclassification adjustments for gains (losses) realized in net income, net of taxes of $282, $115 and $50, respectively	524	211	93
Change in net unrealized gains (losses) on securities	$121	$(175)	$107

Accumulated other comprehensive income which is included in the Company's shareholders' equity at March 31 consisted of:

(in thousands)	2006	2005
Net unrealized (losses) gains on securities	$(59)	$(180)
Foreign currency translation adjustments	16,557	22,714
Accumulated other comprehensive income	$16,498	$22,534

Note E - Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities

Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2006	2005
Trade accounts payable	$27,685	$20,923
Accrued compensation	17,335	14,335
Sales returns	15,544	13,162
Deferred revenue	10,495	9,546
Product liability reserve	6,701	5,232
Warranty reserves	4,260	3,860
Interest payable	1,031	1,084
Accrued royalties	274	449
Other	13,819	11,407
	$97,144	$79,998

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2006	2005
Warranty reserves	$18,090	$15,385
Other	894	-
	$18,984	$15,385

Note F - Short-Term Bank Borrowings

Credit Agreement

On May 26, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and a $50 million alternative currency sublimit.  The Credit Agreement expires on September 30, 2008.  At the election of the Company, and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds under the Credit Agreement are available to the Company to finance permitted acquisitions, for stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement.  Accordingly, although there were no borrowing outstanding under the Credit Agreement at March 31, 2006, only $198 million was available for borrowings.

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

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00.  The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of March 31, 2006, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  As of June 11, 2006, $14.0 million was outstanding under the Facility.

Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing.  Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.

Borrowings by Mentor BV under the Facility are guaranteed by Mentor's wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship agreement.  In addition, borrowings under the Facility are secured by certain real estate owned by Mentor BV.

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of March 31, 2006, all covenants and restrictions were satisfied.

Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 5.49% and 2.85% at March 31, 2006 and 2005, respectively.  A total of $202.2 million was available under the senior revolving credit facility and foreign lines of credit at March 31, 2006 and $5.8 million was available under the foreign lines of credit at March 31, 2005.

Note G - Stock Options, Restricted Stock and Employee Stock Purchase Plan

The Company's Long-Term Incentive Plans

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the "2000 Plan") and its 1991 Plan.  In addition, in September 2005, the Company's shareholders approved an amended and restated version of the Company's Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the "2005 Plan").  The 2005 Plan does not provide for an increase in the number of shares of the Company's common stock available for award grants under the plan.  Options granted under each of the Company's plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  At March 31, 2006, the Company had one plan under which stock options were available for future grants, the 2005 Plan.  Pursuant to the terms of the option plans, 3,161,517 common shares were issued pursuant to exercises during fiscal 2006.

The 2005 Plan reflects, among other things, amendments to the earlier plans to: (i) provide the Company with flexibility to grant awards other than stock options, including but not limited to restricted stock, stock bonuses, stock units and dividend equivalents; (ii) allow the Company to grant awards intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code; and (iii) extend the term of the plan to July 24, 2015.  Following the November 2005 amendments, the 2005 Plan provides as follows:

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

On October 5, 2005 (the "Award Date"), the Compensation Committee of the Board of Directors of the Company, granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the "Restricted Stock") to the Company's Executive Officers and other Company Officers, and to members of the Board of Directors of the Company.  The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date.  The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service.  Mentor has recorded $13.2 million, net of amortization and cancellations, in deferred stock-based compensation in accordance with APB No. 25.  Stock compensation expense is recognized over the 5-year vesting period of the Restricted Stock grants.  Restricted Stock compensation expense for fiscal 2006 was $1.5 million.  There was no Restricted Stock compensation expense in fiscal 2005.

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

Employee Stock Purchase Plan

On September  14, 2005 the Company's Board of Directors approved its Employee Stock Purchase Plan ("ESPP").  The Stock Purchase Plan is intended to assist the Company in securing and retaining its employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company's common stock at an initial discount of  5% from the fair market value of its shares.  The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company's success.

Under the ESPP, each eligible employee is permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee's compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other plan of the Company that is intended to comply with Section 423 of the Internal Revenue Code.

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date.  Offering periods commence on January 1, April 1, July 1 and September 1 of each year.  During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period.  Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees.  As of March 31, 2006, 1,174 shares have been granted under the plan.

Pro Forma Analysis under FAS 123

The pro forma effect on net income may not be representative of the pro forma effect on net income in future years because compensation expense in future years will reflect the amortization of a different number of stock options granted in succeeding years, at different fair values.  The Company's pro forma information is as follows:

	Year Ended March 31,
(in thousands, except per share data)	2006	2005	2004
Net income from continuing operations: as reported[1]	$48,079	$42,808	$45,772
Deduct: compensation expense fair value method	(3,900)	(5,864)	(7,491)
Net income: pro forma	$44,179	$36,944	$38,281

Basic earnings per share from continuing operations: as reported	$1.12	$1.02	$1.00
Basic earnings per share from continuing operations: pro forma	$1.02	$0.88	$0.84

Net income from continuing operations: as reported[1]	$48,079	$42,808	$45,772
Add back after tax interest expense on convertible notes	3,208	3,208	947
Net income: diluted earnings per share	51,287	46,016	46,719
Deduct: compensation expense fair value method	(3,900)	(5,864)	(7,491)
Net income: diluted earnings per share pro forma	$47,387	$40,152	$39,228

Diluted earnings per share from continuing operations: as reported[2]	$1.01	$0.93	$0.95
Diluted earnings per share from continuing operations: pro forma[2]	$0.93	$0.81	$0.80

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment".  As of April 1, 2006, SFAS No. 123(R) requires the Company to account for its stock options using a fair-value-based method as described in such statement and recognize the resulting compensation expense in the Company's financial statements.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  Prior to April 1, 2006, the Company accounted for its employee stock options using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which generally results in no employee stock option expense.

The Company has granted options to key employees and non-employee directors under its 2005 Plan and 1991 Plan.  Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  Options are granted at the fair market value on the date of grant.  Activity in the stock option plans during fiscal 2006, 2005 and 2004 was as follows:

	At March 31 Options Outstanding
	Number of Shares	Weighted Average Price per Share
Balance March 31, 2003	$6,436,525	$11.84

Granted	1,289,635	21.45
Exercised	(1,097,036)	9.36
Canceled or terminated	(110,971)	16.34
Balance March 31, 2004	$6,518,153	$14.08

Granted	818,650	32.43
Exercised	(1,028,136)	11.22
Canceled or terminated	(143,936)	19.77
Balance March 31, 2005	$6,164,731	$16.83

Granted	893,050	37.49
Exercised	(3,161,517)	13.79
Canceled or terminated	(214,186)	22.41
Balance March 31, 2006	$3,682,078	$24.11

At March 31, 2006, the 2000 Plan had options for 2,837,057 shares granted and outstanding, and zero shares available for grant.  The 1991 Plan had options for 816,021 shares granted and outstanding at March 31, 2006.  The 2005 Plan had 29,000 shares granted and outstanding and 1,067,929 shares are available for grant at March 31, 2006.  No additional options can be granted under the 1991 or 2000 Plans.

Information regarding stock options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Price Range	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Under $19.01	1,471,242	4.94	$13.67	1,261,945	$12.79
$21.00-$32.47	1,263,486	7.68	$26.39	408,387	$24.94
$32.86-$45.91	947,350	9.08	$37.29	17,125	$34.64

At March 31, 2006, 2005 and 2004, stock options to purchase 1,687,457, 3,877,277 and 2,973,209 shares, respectively, were exercisable at weighted-average prices of $15.96, $13.17, and $10.61 respectively.

Stock option exercise prices are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted is fixed at that point in time.  Therefore, under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options.  SFAS 123 requires the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995.  Pro forma information regarding net income and earnings per share shown above were determined as if the Company had accounted for its employee stock options under the fair value method of that statement.

The weighted average fair values of stock options granted were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2006	2005	2004
Weighted average fair value of stock options granted	$10.60	$8.91	$4.85
Risk-free interest rate	3.93%	3.96%	2.68%
Expected life (in years)	4.93	4.74	4.65
Expected volatility	0.32	0.32	0.31
Expected dividend yield	2.047%	2.115%	2.86%

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

Note H - Income Taxes

Income tax expense consists of the following:

	Year Ended March 31,
(in thousands)	2006	2005	2004
Current:
Federal	$17,436	$18,513	$21,637
Foreign	1,660	615	2,757
State	519	3,446	2,324
	19,615	22,574	26,718
Deferred:
Federal	637	(2,327)	(3,979)
Foreign	(985)	223	(554)
State	339	(533)	(706)
	(9)	(2,637)	(5,239)
	$19,606	$19,937	$21,479

The reconciliation of the federal statutory rate to the Company's effective rate is as follows:

	Year Ended March 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	1.6	2.2	1.2
Non-taxable interest and dividends	(0.4)	(0.1)	-
Research and development credit	(1.7)	(0.5)	(1.0)
ETI/MFG deduction	(1.1)	(0.9)	(0.9)
Foreign operations	(7.3)	(4.2)	(2.5)
Dividend repatriation	2.5	-	-
Non-deductible goodwill	-	-	0.1
Other	0.4	0.3	-
	29.0%	31.8%	31.9%

Significant components of the Company's deferred tax liabilities and assets at March 31 are as follows:

(in thousands)	2006	2005
Deferred tax liabilities:
Tax over book depreciation	$-	$(479)
Unrealized gain (loss) on long-term marketable securities	(27)	(137)
	(27)	(616)
Deferred tax assets:
Book liabilities not deductible for tax	20,024	17,890
Inventory	521	955
Profit in inventory of foreign subsidiaries	3,295	3,113
Convertible notes hedge	6,239	8,701
	30,079	30,659
Net deferred tax assets	$30,052	$30,043

The Company does not provide for U.S. income taxes on undistributed earnings of the Company's foreign operations that are intended to be invested indefinitely outside the United States.  At March 31, 2006, these foreign earnings amounted to approximately $21.4 million.  If repatriated, additional taxes of approximately $7.9 million on these earnings would be due, based on the current tax rates in effect.  For the years ended March 31, 2006, 2005, and 2004 foreign income before taxes were $19.3 million, $13.8 million and $6.2 million, respectively.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (AJCA).  The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  For fiscal 2006 the Company repatriated $32.0 million in foreign profits, and the Company estimates the tax liability on the $32.0 million to be approximately $1.74 million.

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

Upon the adoption of SFAS No. 142, the Company reassessed the remaining amortization periods of intangible assets acquired on or before June 30, 2001, and assigned all goodwill to reporting units for impairment testing.  The impairment tests involve the use of both estimates of fair value as well as discounted cash flow assumptions.  Impairment tests were performed at adoption and in the fourth quarter of each subsequent fiscal year.  In the fourth quarter of fiscal 2005, the Company performed impairment testing and determined that certain intangible assets had fair values less than their respective book values and were deemed impaired.  Accordingly, the Company recorded a net impairment charge for the impairment of long-lived assets of $0.3 million.  No impairment was noted for fiscal 2006.

Balances of acquired intangible assets were as follows:

	Year Ended March 31, 2006
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$5,842	$(1,152)	$4,690	5-20
Licenses	10,823	(3,156)	7,667	3-17
Trademarks	67	(23)	44	10-20
Other intangibles	5,672	(2,328)	3,344	3-20
Subtotal intangibles	22,404	(6,659)	15,745
Goodwill	9,966	(723)	9,243
Total intangibles and goodwill	$32,370	$(7,382)	$24,988

	Year Ended March 31, 2005
(in thousands)	Original Cost	Accumulated Amortization	Carrying Value	Useful Life
Patents	$6,323	$(677)	$5,646	5-20
Licenses	10,823	(2,589)	8,234	3-17
Trademarks	67	(26)	41	10-20
Other intangibles	4,474	(1,144)	3,330	3-20
Subtotal intangibles	21,687	(4,436)	17,251
Goodwill	9,753	(722)	9,031
Total intangibles and goodwill	$31,440	$(5,158)	$26,282

The aggregate amortization expense on intangible assets recorded for fiscal 2006 was $2.3 million.  The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended	Estimated Amortization Expense (in thousands)
March 31, 2007	$2,303
March 31, 2008	$2,193
March 31, 2009	$1,708
March 31, 2010	$914
March 31, 2011	$914

The changes in the carrying amount of goodwill for fiscal 2006, 2005 and 2004 were as follows:

(in thousands)
Balance at March 31, 2003	$3,475
Goodwill acquired	5,391
Currency translation	323
Balance at March 31, 2004	9,189
Goodwill acquired	45
Goodwill disposed	(277)
Currency translation	74
Balance at March 31, 2005	9,031
Goodwill acquired	455
Goodwill disposed	(73)
Currency translation	(170)
Balance at March 31, 2006	$9,243

Note J - Acquisitions

A-Life Ltd.

On August 25, 2003, the Company completed the acquisition of A-Life Ltd, which had developed a hyaluronic acid based dermal filler product, from Vitrolife, AB.  The acquisition was valued at $7.5 million, net of cash acquired, and was paid from existing cash balances.  The purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.  The purchase price was allocated to accounts receivable of $36,000, other assets of $349,000, production equipment of $393,000 and intangible assets of $6,821,000, net of accrued liabilities of $123,000.

Note K - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands, except per share data)	2006	2005	2004
Net income from continuing operations: as reported	$48,079	$42,808	$45,772
Add back after tax interest expense on convertible note	3,208	3,208	947
Net income from continuing operations for numerator of diluted earnings per share	$51,287	$46,016	$46,719

	Year Ended March 31,
(in thousands)	2006	2005	2004
Weighted average outstanding shares: basic	42,995	41,921	45,543
Restricted grants	140	-	-
Shares issuable through exercise of stock options	1,901	2,620	2,214
Shares issuable through convertible notes	5,138	5,126	1,515
Shares issuable through warrants	696	-	-
Weighted average outstanding shares: diluted	50,870	49,667	49,272
Basic earnings per share	$1.12	$1.02	$1.00
Diluted earnings per share[1]	$1.01	$0.93	$0.95

[1] Per share amounts and diluted shares outstanding for fiscal 2004 have been restated to reflect the additional shares that would be issued upon conversion of the Company's 2¾% convertible notes, in accordance with  the adoption of Emerging Issue Task Force (EITF) Issue No. 04-8 in
  the quarter ended December 2004.

Employee stock options

Shares issuable under the Company's employee stock option plans that have exercise prices in excess of the average price per share during the period are included in the diluted earnings per share calculation using the treasury stock method.  Options to purchase 1,000, 68,500 and 66,500 shares with exercise prices greater than the average market prices of common stock were outstanding during fiscal 2006, 2005 and 2004, respectively.  These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

As described below in Note L, we purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company's perspective to approximately $39.2633.  SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately.  As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.

For example, using the treasury stock method, if the average price of the Company's stock during the period ended March 31, 2006 had been $38.00, $43.00 or $49.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 447,000 and 1,022,000 shares, respectively.  The total maximum number of shares that could potentially be included under the warrants is 5.1 million.  The average share price of our stock during the quarter ended March 31, 2006 exceeded the $39.2633 conversion price of the warrants.  The impact of these warrants was that 0.663 million shares were added to the diluted shares and diluted earnings per share calculation during that period, and the weighted average impact for the full fiscal year was 0.696 million shares.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied.  In addition, the EITF required application on retrospective basis for all periods presented.

Note L - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at an adjusted conversion price of $29.167per share and are subordinated to all existing and future senior debt.

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
78

At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's recent dividend increase, the conversion price has been adjusted to $29.167, and each $1,000 principle amount will be convertible into 34.2853 shares of common stock.

During the quarter ending March 31, 2006, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

Concurrent with the issuance of the convertible subordinated notes, the Company purchased a convertible note hedge from Credit Suisse First Boston LLC.  The note hedge expires on January 1, 2009 and gives the Company the ability to purchase shares of our common stock equal to the number of shares we are obligated to issue under any convertible notes converted by the holder prior to the hedge expiration date at a purchase price equal to the conversion price of the convertible notes.

Concurrent with the issuance of the notes, the Company issued warrants to Credit Suisse First Boston LLC.  The warrants are European-style call warrants, which also expire on January 1, 2009.  The holder of the warrants is entitled to purchase 5.14 million shares of the Company's common stock at $39.2633.  The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.

Both the note hedge and the warrants may be settled either in cash or shares at the Company's option.  The Company is not obligated under either the warrants or the note hedge, to settle its obligations in cash.  Under no circumstance is the Company obligated to issue shares under the note hedge.  The warrants do require the Company to settle its obligations thereunder in cash or shares, do permit the Company to settle its obligation in unregistered shares and contain no provision obligating the Company to settle its obligations in freely-tradable shares, and the Company is not required to make any cash payments under the warrants for failure to have a registration statement declared effective.  There are no required cash payments to the holder of the warrants if the shares initially delivered upon settlement are subsequently sold by the holder and the sales proceeds are insufficient to provide the holder with an expected return.  The Company has sufficient authorized shares to settle the warrants and the convertible notes in shares, considering all of its obligations under the instruments for their full terms.  The warrants, note hedge, and convertible notes each contain an express limit on the number of shares issuable thereunder.  The warrants and note hedge expressly indicate that the holder of the warrants has no rank higher than those of a shareholder of the stock underlying the warrants.  Under certain circumstances in a change of control of the Company we may be required to issue additional shares under a make-whole provision under the warrant. The Company has no obligation to post collateral under the warrants, convertible notes or note hedge.

The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Note M - Share Repurchase Program

The Company has a stock repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option programs  and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  At March 31, 2003, 1.8 million shares remained authorized for repurchase under prior year's Board of Directors authorization.  On July 31, 2003 the Board of Directors increased the authorized number of shares to be repurchased from 1.8 million to 4.0 million shares.  On December 5, 2003, the Board of Directors increased the authorized number of shares to be repurchased by 5.0 million shares from 2.5 million to 7.5 million shares.  On March 6, 2006, the Board of Directors increased the authorized number of shares to be repurchased by 5.0 million shares from 1.3 million to 6.3 million shares.  During fiscal 2004, 5.4 million shares were repurchased for $135.8 million and 3.6 million shares remained authorized for repurchase as of March 31, 2004.  During fiscal 2005, 2.3 million shares were repurchased for $79.8 million and 1.3 million shares remained authorized for repurchase as of March 31, 2005.  During fiscal 2006, approximately 996,000 were repurchased from retiring board members for approximately $42.8 million, and 5.3 million shares remained authorized for repurchase as of March 31, 2006.  See Note O - Related Party Transactions for additional information on the share repurchase.  See Note W - Subsequent Events (Unaudited) for additional share repurchases subsequent to March 31, 2006.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which the Company is restricted from repurchasing shares.  There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.

Note N - Commitments

The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from 1 to 16 years.  Most leases contain renewal options.  Rental expense from continuing operations for these leases was $4.0 million, $3.5 million and $2.8 million for fiscal 2006, 2005 and 2004, respectively.

Future minimum lease payments under lease arrangements at March 31, 2006 were as follows:

(in thousands)
2007	$4,804
2008	4,726
2009	4,613
2010	4,452
2011	4,224
Thereafter	12,351
Total	$35,170

Note O - Related Party Transactions

On December 13, 2004, the Company repurchased 1,500,000 shares of its common stock from two investment partnerships managed by VA Partners, LLC, at the time our largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date.  On December 14, 2004 the Company repurchased an additional 750,000 shares of its common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date.  The 2.25 million shares were repurchased for a total of $76.3 million pursuant to the Company's continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions.  VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions.  Mr. Jeff Ubben, a managing member of VA Partners, LLC, is a member of Mentor's Board of Directors.  The Company's Audit Committee evaluated and pre-approved the transactions.

On March 6, 2006, the Company repurchased 995,814 shares of its common stock from two retiring members of the Board of Directors at a purchase price of $43.00 per share, a discount from the closing price of our common stock on the NYSE of $44.37 on that date.  The Company's Audit Committee and the Board of Directors evaluated and pre-approved the transactions.

On June 5, 2006, the Company repurchased 2.0 million shares of its common stock from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount to the $42.21 closing market on the NYSE on that date.  The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company's continuing stock repurchase program and represent approximately 4.6% of outstanding shares before the transactions.  After the transactions, ValueAct Capital, through several of its investment partnerships, continues to own more than 2 million shares of Common Stock, or approximately 5% of the outstanding shares of the Company.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

See Note R for a description of severance payments made to two of the Company's former executive officers.

Note P - Warranty Reserves

The Company provides an accrual for the estimated cost of product warranties at the time revenue is recognized.  The Company offers product replacement and certain financial assistance for surgical procedures that fall within the limited warranties and coverage period of implantation on its breast implant products.  Such accruals are based on estimates, taking into consideration relevant factors such as unit sales, historical experience, warranty period, estimated costs, and, to a limited extent, information developed by the Company's insurance company using actuarial techniques.  The Company assesses the adequacy of the accrual for product warranties periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations.  In the first quarter of fiscal 2006, the Company expanded its standard limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and in the third quarter of fiscal 2006 expanded the program coverage to include silicone gel-filled breast implant sales implanted in certain European and other international countries.  These changes to the Company's warranty programs were not retroactive, but applicable to implants implanted subsequent to the effective date of the expanded programs.

The following table presents changes in the Company's accrued product warranty reserves for fiscal 2006, 2005 and 2004.

	Year Ended March 31,
(in thousands)	2006	2005	2004
Beginning warranty reserves	$19,245	$17,783	$14,392
Cost of warranty claims	(3,860)	(4,186)	(3,615)
Accrual for product warranties	6,965	5,648	7,006
Adjustments made to accruals related to pre-existing warranties	-	-	-
Ending warranty reserves	$22,350	$19,245	$17,783

Note Q - Contingencies

Warranty and product liability claims are a regular and ongoing aspect of the medical device industry.  At any one time, the Company may be subject to claims against it and may be involved in litigation.  These actions can be brought by an individual, or by a group of patients purported to be a class action.  The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time.  The Company has retained liabilities associated with warranty and product liability claims arising out of its urology products sold prior to the June 2, 2006 closing date.  No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company.  In accordance with SFAS No. 5 "Accounting for Contingencies", a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated.  If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued.  If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.

The Company carries product liability insurance on all its products, except its silicone gel-filled implants, which in the United States are only available through a controlled clinical study.  This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate.  At March 31, 2006, the Company had established reserves of $2.9 million for product related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits.  In addition, at March 31, 2006, the Company had established additional reserves of $3.8 million, through its wholly owned captive insurance company based on actuarially determined estimates and taking the Company's excess insurance coverage into account.  Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company's operating results in future periods.

In addition, the Company also offers limited warranty coverage on some of its products (see Note P for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems.  Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note R - Severance Charges and Restructuring and Long-Lived Asset Impairment Charges

Severance Charges

On February 16, 2005, Christopher J. Conway and Adel Michael each resigned as a director and executive officer of the Company.  In connection with resignation and severance agreements entered into with them, the Company incurred $8.5 million in expenses in February 2005.  As one of the co-founders of the Company, and following 36 years of service, Mr. Conway received certain severance compensation in the form of both cash payments totaling $2.3 million and non-cash benefits in the amount of $2.1 million related to the accelerated vesting of his unvested and unexpired stock options.  In addition, Mr. Adel Michael, the Company's former Vice Chairman, received severance compensation in the form of cash benefits in the amount of $1.8 million and non-cash benefits in the amount of $2.3 million related to the accelerated vesting of his unvested and unexpired employee stock options.

Restructuring and Long-Lived Asset Impairment Charges

During the fourth quarter of fiscal year 2005, the Company incurred $1.7 million in expenses related to restructuring of certain of our operations to achieve improved efficiencies and certain long-lived assets that were determined to be impaired.  The restructuring charges totaled $1.4 million and the impairment charges totaled $0.3 million.

Note S - Postretirement Benefit Plan

The Company's Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation.  The Company matches contributions up to specified percentages of each employee's compensation depending on how the employee allocates his or her contributions.  Charges against income for the matching contributions, were $0.9 million, $0.8 million and $0.8 million for fiscal years 2006, 2005 and 2004, respectively.

Note T - Discontinued Operations

In October, 2005, the Company announced that it was evaluating strategic alternatives for its Urology Business that would both enhance shareholder value and enable the Company to focus more fully on its aesthetics business.  On May 17, 2006 the Company executed a definitive agreement for the sale of the Company's Surgical Urology and Clinical and Consumer Healthcare business segments to Coloplast for $463 million, of which $456 million is in cash and $7 million is in non-cash consideration consisting of the value of certain foreign tax credits that the Company expects to realize arising from the transaction prior to the close.  The sale was completed on June 2, 2006.  In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.  In addition, operations associated with these segments have been classified as income from discontinued operations in the accompanying consolidated statements of income.

The major classes of assets and liabilities of discontinued operations included in the Company's Consolidated Balance Sheets were as follows:

	As of March 31,
(In thousands)	2006	2005
Assets held for sale:
Accounts Receivable, net	$50,698	$53,531
Inventories	38,016	39,874
Deferred income taxes	4,305	3,932
Prepaid expenses and other current assets	3,051	2,925
Total current assets held for sale	96,070	100,262

Property, plant and equipment, net	29,497	35,316
Intangible assets, net	14,063	14,904
Goodwill, net	16,380	15,049
Other assets	324	613
Total assets held for sale	$156,334	$166,144

Liabilities associated with assets held for sale:
Accounts payable and accrued liabilities	$27,220	$31,638
Income taxes payable	1,751	636
Current portion of purchase price related to acquired technologies and acquisitions	1,000	1,812
Short-term bank borrowings	-	2,212
Total current liabilities associated with assets held for sale	29,971	36,298

Other long-term liabilities	10,555	13,720
Total liabilities associated with assets held for sale	$40,526	$50,018

Net sales from discontinued operations were $235.5 million, $231.7 million and $203.7 million for fiscal years 2006, 2005 and 2004, respectively.  Income before income taxes from discontinued operations were $24.8 million, $18.5 million and $12.9 million for fiscal years 2006, 2005 and 2004, respectively.

Included in discontinued operations for fiscal 2006, were pre-tax charges of $6.1 million related to the divestiture of the Company's surgical urology and clinical and consumer healthcare businesses.  Included in discontinued operations for fiscal 2005 were pre-tax charges of $6.6 million related to the Company's restructuring and long-lived asset impairment.  Included in discontinued operations for fiscal 2004 were pre-tax charges of approximately $1.0 million related to a reorganization of the urology sales force.

Note U - Segment Information for Continuing Operations

We operate in one business segment - aesthetic medicine.  Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting.  The Company's operations by geographic area are presented below.

	Year Ending March 31,
(in thousands)	2006	2005	2004
Geographic area net sales
United States	$192,764	$186,488	$163,445
Canada	15,178	12,641	11,093
All other countries	60,330	52,597	43,899
Consolidated total	$268,272	$251,726	$218,437

	At March 31,
(in thousands)	2006	2005	2004
Geographic area long-lived assets
United States	$31,973	$32,774	$33,529
Netherlands	15,413	16,460	16,259
All other countries	14,050	14,019	14,684
Consolidated total	$61,436	$63,253	$64,472

Note V - Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations:

(in thousands, except per share data)
Year Ended March 31, 2006	First	Second	Third	Fourth
Net sales	$74,126	$58,672	$63,072	$72,402
Gross profit	55,780	43,949	46,896	52,438
Net income from continuing operations	17,075	8,182	9,246	13,576
Net income from discontinued operations, net of tax	5,400	3,936	3,498	1,444
Net income	$22,475	$12,118	$12,744	$15,020

Basic earnings per share
Continuing operations	$0.41	$0.19	$0.21	$0.31
Discontinued operations	0.13	0.09	0.08	0.03
Basic earnings per share	$0.54	$0.28	$0.29	$0.34
Diluted earnings per share
Continuing operations	$0.36	$0.18	$0.19	$0.28
Discontinued operations	0.11	0.07	0.07	0.03
Diluted earnings per share	$0.47	$0.25	$0.26	$0.31

Year Ended March 31, 2005	First	Second	Third	Fourth
Net sales	$65,544	$54,322	$63,181	$68,679
Gross profit	47,739	39,692	47,470	52,249
Net income from continuing operations	14,055	9,910	12,685	6,158
Net income from discontinued operations, net of tax	3,599	2,624	3,644	2,206
Net income	$17,654	$12,534	$16,329	$8,364

Basic earnings per share
Continuing operations	$0.34	$0.23	$0.30	$0.15
Discontinued operations	0.08	0.06	0.09	0.06
Basic earnings per share	$0.42	$0.29	$0.39	$0.21
Diluted earnings per share
Continuing operations	$0.30	$0.22	$0.27	$0.14
Discontinued operations	0.07	0.05	0.07	0.05
Diluted earnings per share	$0.37	$0.27	$0.34	$0.19

Note W - Subsequent Events (Unaudited)

As part of its share repurchase program, the Company agreed on June 5, 2006 to repurchase from an investment partnership managed by ValueAct Capital 2.0 million shares of its common stock at $42 per share, a discount from the closing market price quoted on the New York Stock Exchange of $42.21 on June 5, 2006.  The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company's continuing stock repurchase program and represent approximately 4.6% of outstanding shares before the transactions.  After the transactions, ValueAct Capital, through several of its investment partnerships, continues to own more than 2 million shares of Common Stock, or approximately 5% of the outstanding shares of the Company.  ValueAct Capital's managing director, Mr. Jeff Ubben, is a member of the Company's Board of Directors.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

As of June 12, 2005, approximately 3.3 million shares remain authorized for repurchase under the Company's stock repurchase program.  All shares repurchased under the program have been retired and are no longer deemed to be outstanding.  There is no guarantee that the remaining shares authorized for repurchase will ultimately be repurchased.

The additional shares available for repurchase are subject to limitations set forth in the Company's Credit Agreement previously entered into on May 26, 2005 and amended on May 31, 2006.  The amended Credit Agreement now permits the repurchase of up to $250,000,000 of equity securities, a portion of which was utilized in the repurchase described in the previous paragraph, leaving a remaining amount of $166,000,000.  In addition, after the $250,000,000 is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company's consolidated net income, less dividends paid, for the preceding four quarters.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,839	$1,804	$-	$1,027	$4,616

Liability reserves:
Warranty reserves	$19,245	$6,965	$-	$3,860	$22,350
Product liability reserves	5,232	1,732	-	263	6,701
Accrued sales returns and allowances	13,162	9,049	-	6,667	15,544
	$37,639	$17,746	$-	$10,790	$44,595
Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$3,560	$1,113	$-	$834	$3,839

Liability reserves:
Warranty reserves	$17,783	$5,648	$-	$4,186	$19,245
Product liability reserves	4,530	915	-	213	5,232
Accrued sales returns and allowances	11,327	8,697	-	6,862	13,162
	$33,640	$15,260	$-	$11,261	$37,639
Year Ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$2,933	$1,823	$-	$1,196	$3,560

Liability reserves:
Warranty reserves	$14,392	$7,006	$-	$3,615	$17,783
Product liability reserves	4,517	620	-	607	4,530
Accrued sales returns and allowances	10,005	3,859	-	2,537	11,327
	$28,914	$11,485	$-	$6,759	$33,640

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION

DATE: June 14, 2006	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joshua H. Levine and Loren L. McFarland and each of them, acting individually, as his attorney-in-fact, with full power of substitution, for him and in any and all capacities, to sign any and all amendments to this report on Form 10-K (including any post-effective amendments thereto) and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

Signatures	Title	Date Signed
/s/JOSHUA H. LEVINE Joshua H. Levine	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2006
/s/LOREN L. MCFARLAND Loren L. McFarland	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 14, 2006
/s/JOSEPH E. WHITTERS Joseph E. Whitters	Chairman of the Board	June 9, 2006
/s/MICHAEL L. EMMONS Michael L. Emmons	Director	June 13, 2006
/s/WALTER W. FASTER Walter W. Faster	Director	June 13, 2006
/s/MICHAEL NAKONECHNY Michael Nakonechny	Director	June 9, 2006
/s/RONALD J. ROSSI Ronald J. Rossi	Director	June 13, 2006
/s/JEFFREY W. UBBEN Jeffrey W. Ubben	Director	June 13, 2006
87

EXHIBIT INDEX
Item Number
2.1	Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated March 27, 2006.
2.2	Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A.
2.3	Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006
2.4	Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006.
2.5	Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006.
3.1

Composite Restated Articles of Incorporation of the Company dated December 12, 2002 -- Incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

3.2

Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 -- Incorporated by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1

Indenture 2¾% Convertible Subordinated Notes Due 2024, dated December 22, 2003 --Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-48815, filed June 24, 1992.
10.2*	Mentor Corporation 2000 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-73306, filed November 14, 2001.
10.3*	Mentor Corporation 1991 Stock Option Plan -- Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-100841, filed October 30, 2002.
10.4*	Mentor Corporation 2005 Long-Term Incentive Plan (as amended November 2005).
10.5*	Mentor Corporation Employee Stock Purchase Plan -- Incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.6

Lease Agreement, dated November 1989, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(b) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10.7

First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture -- Incorporated by reference to Exhibit 10(c) of the Registrant's  Annual Report on Form 10-K for the year ended March 31, 2002.

10.8

Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive, Santa Barbara, CA 93111 -- Incorporated by reference to Exhibit 10(f) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003.

EXHIBIT INDEX (continued)

Item Number
10.9

Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive -- Incorporated by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

10.10*	Incentive Bonus Plan -- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
10.11	Convertible Note Hedge Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(b) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.12

Registration Rights Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 22, 2003 -- Incorporated by reference to Exhibit 10(c) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.13	Warrants Confirmation, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(d) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.
10.14

Purchase Agreement - 2¾% Convertible Subordinated Notes Due 2024, dated December 17, 2003 -- Incorporated by reference to Exhibit 10(e) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.15	Collared Accelerated Share Repurchase Transaction, dated March 8, 2004 -- Incorporated by reference to Exhibit 10(29) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.
10.16*

Amendment to Employment Agreement between Mentor Corporation and Eugene Glover, effective April 9, 2004 -- Incorporated by reference to Exhibit 10(32) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

10.17

Exclusive Supply Agreement between Alchemy Engineering, LLC d/b/a SiTech, LLC and Mentor Corporation -- Incorporated by reference to Exhibit 10(33) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004.

10.18*

Employment Agreement dated July 15, 2004, between Mentor Corporation and Peter Shepard -- Incorporated by reference to Exhibit 10(1) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.19*

Employment Agreement dated July 27, 2004, between Mentor Corporation and Bobby Purkait -- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.20*

Employment Agreement dated August 6, 2004, between Mentor Corporation and Adel Michael -- Incorporated by reference to Exhibit 10(3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.21*

Employment Agreement between Mentor Corporation and Joshua H. Levine dated August 25, 2005 --Incorporated by reference to Exhibit 10(1) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22*

Employment Agreement between Mentor Corporation and Loren L. McFarland dated
August 25, 2005 -- Incorporated by reference to Exhibit 10(2) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

EXHIBIT INDEX (continued)

Item Number
10.23*

Employment Agreement between Mentor Corporation and Kathleen M. Beauchamp dated August 25, 2005 -- Incorporated by reference to Exhibit 10(3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.24*

Employment Agreement between Mentor Corporation and David J. Adornetto dated
August 25, 2005 -- Incorporated by reference to Exhibit 10(4) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25*

Employment Agreement between Mentor Corporation and A. Christopher Fawzy dated August 25, 2005 -- Incorporated by reference to Exhibit 10(5) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.26*

Employment Agreement between Mentor Corporation and Cathy S. Ullery dated August 25, 2005 --Incorporated by reference to Exhibit 10(6) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*

Employment Agreement between Mentor Corporation and Clarke Scherff dated August 25, 2005 -- Incorporated by reference to Exhibit 10(4) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.28

Amended and Restated Supply Agreement, dated July 6, 2004 by and among NuSil Corporation, SiTech Inc., and Mentor Corporation -- Incorporated by reference to Exhibit 10(9) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.29*	Mentor Corporation Option Agreement -- Incorporated by reference to Exhibit 10(3) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.30*

Written Description of Directors Fees Pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K -- Incorporated by reference to Exhibit 10(4) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.31*	Incentive Bonus Plans -- Incorporated by reference to Exhibit 10(5) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.32*	Written Description of Car Allowance Plan -- Incorporated by reference to Exhibit 10(6) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.33*

Written Description of Directors Fees Pursuant To Item 601(b)(10)(iii)(A) of Regulation S-K--Incorporated by reference to Exhibit 10(41) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

10.34

Lease Agreement, dated March 17, 2004 between University Research Park, Incorporated, and Mentor Corporation covering 535 Science Drive, Suites A, B, C and D, Madison, Wisconsin --Incorporated by reference to Exhibit 10(42) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

10.35*

Severance Agreement and Release dated February 16, 2005, between Mentor Corporation and Christopher J. Conway -- Incorporated by reference to Exhibit 10(43) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

EXHIBIT INDEX (continued)

Item Number
10.36*

Severance Agreement and Release dated February 17, 2005, between Mentor Corporation and Adel Michael -- Incorporated by reference to Exhibit 10(44) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

10.37*

Release of Claims Agreement dated March 25, 2005, between Mentor Corporation and Bobby Purkait -- Incorporated by reference to Exhibit 10(45) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

10.38*

Summary Description of Executive Officer Employment Agreement Changes approved by the Board of Directors dated April 27, 2005 -- Incorporated by reference to Exhibit 10(46) of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2005.

10.39

Credit Agreement dated May 25, 2005, between Mentor Corporation, Bank of the West, Union Bank of California, and Wells Fargo, N.A. -- Incorporated by reference to Exhibit 99(1) of the Registrant's Current Report on Form 8-K filed June 1, 2005.

10.40

English translation of RaboBank Loan and Overdraft Facility dated September 30, 2005 -- Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 11, 2005.

10.41*	Mentor Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Agreement.
10.42

First Amendment to Credit Agreement dated as of May 31, 2006, amending that certain Credit Agreement, dated as of May 25, 2005, by and among the Company, Bank of the West, as administrative agent, Union Bank of California, N. A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto. -- Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 6, 2006.

21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-15(e) and 15d-15(e) Certification - Principal Executive Officer - Joshua H. Levine.
31.2	Rule 13a-15(e) and 15d-15(e) Certification - Principal Financial Officer - Loren L. McFarland.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joshua H. Levine.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Loren L. McFarland.
* Management contract or compensatory plan or arrangement.
91