Form 10-Q
period 2006-06-30
MENTOR CORP /MN/
filed 2006-08-09
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
 June 30, 2006

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

As of August 4, 2006 there were approximately 41,529,764 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) - June 30, 2006 and March 31, 2006
Consolidated Statements of Income (unaudited) - Three Months Ended June 30, 2006 and 2005
Notes to Consolidated Financial Statements - June 30, 2006
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
(in thousands)	2006	2006
Assets
Current assets:
Cash and cash equivalents	$474,018	$98,713
Marketable securities	104,431	102,241
Accounts receivable, net	60,304	58,199
Inventories, net	32,927	35,139
Deferred income taxes	24,087	21,764
Prepaid expenses and other	25,925	14,716
Current assets of discontinued operations	-	96,070
Total current assets	721,692	426,842

Property and equipment, net	36,107	36,448
Intangible assets, net	15,194	15,745
Goodwill, net	9,518	9,243
Other assets	7,448	8,310
Non-current assets of discontinued operations	-	60,264
Total assets	$789,959	$556,852

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
(in thousands)	2006	2006
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$29,045	$27,685
Sales returns	14,592	15,544
Accrued compensation	13,278	17,335
Deferred revenue	10,869	10,495
Short-term bank borrowings	9,500	14,000
Dividends payable	7,467	7,772
Product liability reserves	6,917	6,701
Warranty reserves	4,347	4,260
Interest payable	2,063	1,031
Income taxes payable	1,550	1,837
Accrued royalties	312	274
Other	16,048	13,819
Current liabilities of discontinued operations	130,468	29,971
Total current liabilities	246,456	150,724

Long-term accrued liabilities	19,643	18,984
Convertible subordinated notes	150,000	150,000
Non-current liabilities of discontinued operations	-	10,555
Commitments and contingencies

Shareholders' equity:
Common stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
41,481,800 shares at June 30, 2006;
43,176,495 shares at March 31, 2006;	4,148	4,318
Capital in excess of par value	-	36,726
Accumulated other comprehensive income	7,784	16,498
Retained earnings	361,928	169,047
Total shareholders' equity	373,860	226,589
Total liabilities and shareholders' equity	$789,959	$556,852

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended June 30, 2006 and 2005

(in thousands, except per share data)	2006	2005
Net sales	$79,437	$74,126

Cost of sales	22,045	18,346
Gross profit	57,392	55,780

Selling, general, and administrative	29,711	25,003
Research and development	7,881	6,340
	37,592	31,343

Operating income from continuing operations	19,800	24,437

Interest expense	(1,632)	(1,339)
Interest income	3,064	701
Other income	538	42

Income from continuing operations before income taxes	21,770	23,841

Income taxes	6,096	6,766
Income from continuing operations	15,674	17,075

Income from discontinued operations, net of taxes of $3,930 and $3,992	3,366	5,400
Gain on sale of discontinued operations, net of taxes of $138,471	222,362	-
Net income	$241,402	$22,475

Basic earnings per share
Continuing operations	$0.37	$0.40
Discontinued operations	$5.32	$0.13
Basic earnings per share	$5.69	$0.53

Diluted earnings per share
Continuing operations	$0.33	$0.36
Discontinued operations	$4.58	$0.11
Diluted earnings per share	$4.91	$0.47

Dividends per share	$0.18	$0.17

Weighted average shares outstanding
Basic	42,443	42,234
Diluted	49,316	49,423

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Operating Activities:
Income from continuing operations	$15,674	$17,075
Adjustments to derive cash flows from continuing operating activities:
Depreciation	1,806	1,947
Amortization	563	490
Deferred income taxes	4,342	161
Non-cash compensation	2,290	-
Tax benefit from exercise of stock options	981	18,406
Loss (gain) on sale of assets	3	7
Loss on long-term marketable securities and investment write- downs, net	52	-
Changes in operating assets and liabilities:
Accounts receivable	(2,425)	(974)
Inventories and other current assets	(5,861)	(14,275)
Accounts payable and accrued liabilities	9,145	12,254
Income taxes payable	(3,772)	-
Net cash provided by continuing operating activities	22,798	35,091
Investing Activities:
Purchases of property and equipment	(1,289)	(1,532)
Purchases of intangibles	(21)	-
Purchases of marketable securities	(15,516)	(97,464)
Sales of marketable securities	13,285	100,155
Other, net	3	-
Net cash provided by (used for) continuing investing activities	(3,538)	1,159
Financing Activities:
Repurchase of common stock	(84,000)	-
Proceeds from exercise of stock options and ESPP	2,779	30,508
Dividends paid	(7,774)	(6,927)
Borrowings under line of credit agreements	-	371
Repayments under line of credit agreements	(4,500)	(908)
Net cash (used for) provided by continuing financing activities	(93,495)	23,044
Effect of currency exchange rates on cash and cash equivalents	(77)	(971)
Net cash (used) provided by discontinued operating activities	(8,279)	5,199
Net cash used for discontinued investing activities	(50)	(569)
Net cash used for discontinued financing activities	-	(2,662)
Proceeds from the sale of the urology business	458,066	-
Effect of currency exchange rates of discontinued operations	(120)	(562)
Increase in cash and cash equivalents	375,305	59,729
Cash and cash equivalents at beginning of year	98,713	76,666
Cash and cash equivalents at end of period	$474,018	$136,395

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Note A - Business Activity

Mentor Corporation was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  The Company develops, manufactures and markets a range of products serving the aesthetic market, including plastic and reconstructive surgery.  Historically, the Company's products have been utilized by three primary segments:  aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial aesthetics products. On June 2, 2006, the Company completed a transaction for the sale of the surgical urology and clinical and consumer healthcare businesses to Coloplast A/S ("Coloplast").  The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.  The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests.  All intercompany accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.  The net income from discontinued operations for the three-month period ended June 30, 2006 includes the results of the surgical urology and clinical and consumer healthcare segments (collectively, the "Urology Business") for two months from April 1, 2006 to the date of the sale of these two segments on June 2, 2006.  For the prior year, the net income from discontinued operations includes the results of these two segments for three months ended June 30, 2005.

Basis of Presentation

The financial information for the three months ended June 30, 2006 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Warranty Reserves

The Company offer two types of warranties relating to its breast implants in the United States, Canada, and Puerto Rico:  a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  The Company's standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  The Company provides an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized as costs are incurred.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by the Company's insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of the Company's component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from the Company's estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

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

Employee Stock-Based Payments

We have employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units.  As of June 30, 2006, these plans have instruments outstanding that might require the issuance of 4.1 million shares of common stock to our employees.  Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Prior to April 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation".  Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in our financial statements.  However, APB No. 25 generally did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment".  In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments.  We adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006 based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended June 30, 2006 were $1.5 million and $1.3 million lower, respectively, than if we had continued to account for stock options under APB No. 25.  In addition, both basic and diluted earnings per share for the three months ended June 30, 2006 were $0.03 lower than if we had continued to account for stock options under APB No. 25.  See Note K - "Stock Options, Restricted Stock and Employee Stock Purchase Plan" in the Notes to Consolidated Financial Statements for additional information.

Effects of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on April 1, 2006.  The adoption of SFAS 123(R) on April 1, 2006 has had a material impact on the Company's consolidated net income and earnings per share.  See Note K, "Stock Options, Restricted Stock and Employee Stock Purchase Plan" in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, which amends the guidance in Accounting Review Board ("ARB") No. 43, Chapter 4, Inventory Pricing.  This amendment clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that those items be recognized as current-period charges, regardless of whether they meet the criteria specified in ARB 43 of "so abnormal".  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.  This Statement is effective for fiscal years beginning after June 15, 2005.  The Company has applied the provisions of this statement effective April 1, 2006.  The adoption of SFAS No. 151 did not have a material impact on the results of operations or the financial position of the Company.

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

	Fiscal 2007	Fiscal 2006
First Quarter	June 30, 2006	July 1, 2005
Second Quarter	September 29, 2006	September 30, 2005
Third Quarter	December 29, 2006	December 30, 2005

The accompanying unaudited consolidated financial statements for the three-month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Note D - Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Realized gains and losses, and declines in value considered to be other than temporary, are included in income.  The cost of securities sold is based on the specific identification method.  Available-for-sale securities are reported at fair market value.  Unrealized gains and losses are excluded from income, but instead are reported as a net amount in Accumulated Other Comprehensive Income in Shareholders' Equity.  The Company's short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

Available-for-sale investments at June 30, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$461,370	$-	$-	$461,370
Money market funds	12,648	-	-	12,648
State and Municipal agency obligations	83,451	-	-	83,451
Mortgage-backed securities	20,664	-	(8)	20,656
Corporate debt securities	325	-	(1)	324
Total available-for-sale investments	$578,458	$-	$(9)	$578,449

Included in cash and cash equivalents	$474,018	$-	$-	$474,018
Included in current marketable securities	104,440	-	(9)	104,431
Total available-for-sale investments	$578,458	$-	$(9)	$578,449

Available-for-sale investments at March 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$95,054	$-	$-	$95,054
Money market funds	3,659	-	-	3,659
State and Municipal agency obligations	71,374	-	-	71,374
Mortgage-backed securities	30,667	-	(85)	30,582
Corporate debt securities	286	-	(1)	285
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Included in cash and cash equivalents	$98,713	$-	$-	$98,713
Included in current marketable securities	102,327	-	(86)	102,241
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2006 and March 31, 2006 consisted of:

(in thousands)	June 30, 2006	March 31, 2006
Raw materials	$3,987	$3,994
Work in process	5,108	5,382
Finished goods on consignment	11,581	11,052
Finished goods	12,251	14,711
	$32,927	$35,139

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

Property and equipment at June 30, 2006 and March 31, 2006 consisted of:

(in thousands)	June 30, 2006	March 31, 2006
Land	$55	$55
Buildings	10,401	10,053
Leasehold improvements	22,755	21,952
Furniture, fixtures and equipment	58,613	60,004
Construction in progress	3,003	3,481
	94,827	95,545
Less accumulated depreciation	(58,720)	(59,097)
	$36,107	$36,448

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

Information on changes in the Company's accrued product warranty reserves are as follows:

	Three Months Ended
	June 30,
(in thousands)	2006	2005
Beginning warranty reserves	$22,350	$19,245
Costs of warranty claims	(1,421)	(997)
Accruals for product warranties	2,133	1,861
Adjustments made to accruals related to pre- existing warranties	-	-
Ending warranty reserves	$23,062	$20,109

Note H - Comprehensive Income

Comprehensive income is net income from continuing operations adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.

Comprehensive income for the three-month periods was:

	Three Months Ended
	June 30,
(in thousands)	2006	2005
Net income	$241,402	$22,475
Foreign currency translation adjustment	(8,766)	(7,976)
Unrealized (gains) losses on marketable securities and investment activities, net	52	(381)
Comprehensive income	$232,688	$14,118

Note I - Income Taxes

The provision for income taxes for the 2007 and 2006 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods, "and was based on projections of total year pre-tax income in accordance with SFAS No. 109, "Accounting for Income Taxes."  The effective income tax rate attributable to continuing operations was 28.0 percent and 28.4 percent for the three months ended June 30, 2006 and 2005, respectively.

The Company's effective tax rate for the three months ended June 30, 2006 has decreased when compared to the same period in prior year primarily due to an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States and the recognition of tax on the Company's repatriation of foreign cash pursuant to IRC Section 965 in the three month period ended June 30, 2005, and increased investments utilizing tax-free municipal instruments.  This decrease was partially offset by an increase in our tax rate related to the book treatment of employee equity compensation as required under SFAS 123(R).

As permitted in Accounting Principles Board Opinion ("APB") No. 23, "Accounting for Income Taxes - Special Areas", the Company does not provide for U.S. income taxes on undistributed earnings of the Company's foreign operations that are intended to be invested indefinitely outside the United States

Note J - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended June 30,
(in thousands, except per share data)	2006	2005
Net income from continuing operations: as reported	$15,674	$17,075
Add back after tax interest expense on convertible note	802	802
Net income from continuing operations for numerator of diluted earnings per share	$16,476	$17,877

	Three Months Ended June 30,
(in thousands)	2006	2005
Weighted average outstanding shares: basic	42,443	42,234
Restricted grants	299	-
Shares issuable through exercise of stock options	1,100	2,056
Shares issuable through convertible notes	5,147	5,133
Shares issuable through warrants	327	-
Weighted average outstanding shares: diluted	49,316	49,423
Basic earnings per share - continuing operations	$0.37	$0.40
Diluted earnings per share - continuing operations	$0.33	$0.36

Employee equity-based compensation

Shares issuable under the Company's Long Term Incentive Plan, including, employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method.  The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company's underlying common stock.  This calculation is done on an instrument by instrument basis.

Convertible subordinated notes and warrants

The terms of the Company's convertible subordinated notes include restrictions which prevent the holder from converting the notes during any fiscal quarter prior to January 1, 2019, if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of the Company's common stock on such trading day.  However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note N.  Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.1 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.

As described below in Note N, we purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company's perspective to approximately $39.2339.  SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately.  As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.

For example, using the treasury stock method, if the average price of the Company's stock during the period ended June 30, 2006 had been $38.00, $40.00 or $45.00; the shares from the warrants to be included in diluted earnings per share would have been zero, 99,000 and 659,000 shares, respectively.  The total maximum number of shares that could potentially be included under the warrants is 5.1 million.  The average share price of our stock during the quarter ended June 30, 2006 exceeded the $39.2633 conversion price of the warrants.  The impact of these warrants was that 0.327 million shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended June 30, 2006.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied.  In addition, the EITF required application on retrospective basis for all periods presented.

Note K - Stock Options, Restricted Stock and Employee Stock Purchase Plan

Long-Term Incentive Plans

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the "2000 Plan") and its 1991 Plan.  In addition, in September 2005, the Company's shareholders approved an amended and restated version of the Company's Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the "2005 Plan").  The 2005 Plan does not provide for an increase in the number of shares of the Company's common stock available for award grants under the plan.  Options granted under each of the Company's plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  At June 30, 2006, the Company had one plan under which stock options were available for future grants, the 2005 Plan.  Pursuant to the terms of the option plans, 158,296 common shares were issued pursuant to exercises during the three months ended June 30, 2006.

The 2005 Plan reflects, among other things, amendments to the earlier plans to: (i) provide the Company with flexibility to grant awards other than stock options, including but not limited to restricted stock, stock bonuses, stock units and dividend equivalents; (ii) allow the Company to grant awards intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code; and (iii) extend the term of the plan to July 24, 2015.  Following the November 2005 amendment, the 2005 Plan provides as follows:

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

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date.  Offering periods commence on January 1, April 1, July 1 and September 1 of each year.  During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period.  Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees.  As of June 30, 2006, 1,174 shares have been purchased under the plan.

Employee Stock-Based Payments

We have employee compensation plans under which various types of stock-based instruments have been granted. These instruments, as more fully described below, principally include stock options, restricted stock and performance units.  As of June 30, 2006, these plans have instruments outstanding that might require the issuance of up to 4.1 million shares of common stock to our employees.  Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Prior to April 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation".  Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in our financial statements.  However, APB No. 25 generally did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment".  In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments.  We adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R).  Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).  As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended June 30, 2006 were $1.5 million and $1.3 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, both basic and diluted earnings per share for the three months ended March 31, 2006 were $.03 lower than if we had continued to account for stock options under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,
(in thousands)	2006	2005
Stock options	$1,465	$-
Restricted stock	763	-
Performance unit plan	62	-
Total stock-based compensation expense, pre-tax	2,290	-
Tax benefit from stock-based compensation expense	(391)	-
Total stock-based compensation expense, net of tax	$1,899	$-

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three months ended June 30, 2006 was minor.

The above table does not reflect any stock option compensation for the three months ended June 30, 2005 as we generally did not record stock option expense under APB No. 25, as previously discussed.  The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123:

Pro Forma Analysis under FAS 123

(in thousands, except per share information)	June 30, 2005
Net income from continuing operations	$17,075
Deduct: compensation expense fair value method	(1,446)
Net income: pro forma	$15,629

Earnings per share from continuing operations:
Basic: as reported	$0.40
Impact of stock option expense	(0.03)
Basic: pro forma	$(0.37)

Diluted: as reported	$0.36
Impact of stock option expense	(0.03)
Diluted: pro forma	$0.33

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options' vesting periods.

We expect the impact of stock option expense to be in the range of $0.18 to $0.20 per diluted share in fiscal year ending March 31, 2007 compared to $0.08 for fiscal year ended March 31, 2006.  The estimated impact of stock option expense for fiscal year ending March 31, 2007 is greater than the corresponding pro forma expense amount for fiscal year ended March 31, 2006 principally due to the granting of additional restricted shares and performance units.  The estimated effect on diluted earnings per share of the annual compensation related to restricted shares and performance units is estimated to be in the range of $.08 to $0.10.

Employee Stock Options, Restricted Stock Grants and Performance Units

Several of our equity-based compensation plans provide for grants of stock options to employees.  For executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment, the date the executive is informed of the grant, or the date our Board of Directors approves the grant.  For non-executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment or the date the employee is informed of the grant.  These options normally vest over a four year period and expire ten years from the date of grant.  These plans also provide for grants of restricted stock and performance units.  Restricted stock grants generally vest/have restrictions which lapse over a five year period.   Performance stock units will vest on March 31, 2009 contingent upon achievement of specified pre-established performance goals.  Eligible employees generally receive a grant of stock options and/or restricted stock annually with the number of shares and type of instrument generally determined by the employee's salary grade and performance level.  In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  These stock-based plans provide for accelerated vesting/lapse of restrictions if there is a change in control as defined in the plans

We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility takes into consideration the historical volatility in the price of our common stock to estimate the volatility in our publicly traded instruments during the period the option is granted. We believe the historical volatility in these instruments is indicative of expected future volatility in the price of our common stock.  Upon the adoption of SFAS No. 123(R) the expected life of the option is estimated using the historical data to estimate the expected life of the options.  The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model.  Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred.  There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures.  The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended June 30:

	2006	2005
Weighted average fair value of common stock	$41.95	$38.63
Weighted average fair value of stock options granted	$21.91	$37.06
Risk-free interest rate	5.1%	4.6%
Expected life (in years)	5.7	4.5
Expected volatility	35.9%	32.0%
Expected dividend yield	1.6%	1.8%

Stock option information with respect to our stock-based compensation plans during the three months ended June 30, 2006 is as follows:

(in thousands, except per share amounts)	Options	Weighted-average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Balance unexercised at March 31, 2006	3,647	$24.12	7.0	$70,686
Granted	155	41.30	-	337
Exercised	(158)	17.39	-	(3,573)
Forfeited/expired	(236)	32.38	-	(3,180)

Balance unexercised at June 30, 2006	3,408	$24.64	6.3	$64,270

Vested or expected to vest at June 30, 2006	2,207	$19.32	5.2	$53.4

Exercisable at June 30, 2006	2,207	$19.32	5.2	$53.4

The total intrinsic value of options exercised during the three months ended June 30, 2006 was $3.6 million.

The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company's common stock on the grant dates.  Information regarding our restricted stock during the three months ended June 30, 2006 is as follows:

Nonvested shares (in thousands)	Shares	Weighted- average grant date fair value
Nonvested at April 1, 2006	279.1	$52.71
Granted	398.0	41.22
Vested	-	-
Forfeited	(0.4)	-

Nonvested at June 30, 20 06	676.7	$46.14

As of June 30, 2006, there was $26.0 million of total unrecognized compensation cost related to non-vested awards of stock options, and shares of restricted stock.  That cost is expected to be recognized over a weighted-average period of 5.2 years.  We recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Performance Award Program

In June and July 2006, certain management-level employees received  grants of performance units.  A performance unit gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a performance period ending March 31, 2009.  The performance goals are based upon Mentor's total shareholder return compared to the average total shareholder return reported by the Russell 2500 Growth Index over the performance period.

Performance units are assigned a unit value based on the fair market value of the Company's common stock on the grant date.  The ultimate level of attainment of performance goals is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 200%).  This percentage is multiplied by the number of performance units initially granted to determine the number of shares of common stock payable to the recipient.  In addition, dividends that would have accrued over the performance period attributable to the final share grant under the program will be payable to the recipients.

Vesting of the performance units occurs entirely on March 31, 2009.  Consequently, no performance units have yet vested and no common stock has been issued and no dividends have been accrued or paid to any recipient as of June 30, 2006.  The fair value of the performance units at the date of grant is being amortized as compensation expense over the performance period.  Since the performance stock units were granted at the end of the quarter ended June 30, 2006, the compensation expense for the quarter related to performance stock units is immaterial.

Note L - Share Repurchase Program

The Company has a stock repurchase program to provide liquidity to the market and to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  During fiscal 2006, approximately 996,000 shares were repurchased from retiring board members for approximately $42.8 million, and 5.3 million shares remained authorized for repurchase as of March 31, 2006.  During the quarter ended June 30, 2006, the Company repurchased 2.0 million shares of its common stock for a total of $84 million from an investment partnership managed by ValueAct Capital.  ValueAct Capital's managing director, Mr. Jeff Ubben, is a member of the Company's Board of Directors.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.  See Note P - "Related Party Transactions" for additional information on the share repurchase.

On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to $166 million worth of our common stock under a Rule 10b5-1 Plan (the "10b5-1 Plan") compliant with Rule 10b-18.  The first repurchase under the 10b5-1 Plan cannot take place prior to the third trading day following the Company's announcement of its financial results for the three months ending June 30, 2006.  In connection with the entry into the 10b5-1 Plan, our Board of Directors of the Company increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.

As of June 30, 2006, approximately 5.0 million shares remain authorized for repurchase under the Company's stock repurchase program.  All shares repurchased under the program have been retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions and cash availability.   There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.

The additional shares available for repurchase are subject to limitations set forth in the Company's Credit Agreement previously entered into on May 26, 2005 and amended on May 31, 2006.  The amended Credit Agreement now permits the repurchase of up to $250,000,000 of equity securities, a portion of which was utilized in the repurchase described in the first paragraph above, leaving a remaining amount of $166,000,000.  In addition, after the $250,000,000 is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company's consolidated net income, less dividends paid, for the preceding four quarters.  See Note O - "Short Term Bank Borrowings" for additional information on the Credit Agreement.

Note M - Goodwill and Intangible Assets

Goodwill and intangible assets have been recorded at either incurred or allocated cost.  Goodwill is not amortized, but its value is tested for impairment annually, and intangible assets are amortized over their useful lives ranging from 3-20 years on a straight line basis.  Allocated costs were based on respective fair values at the date of acquisition.

All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests are performed in the fourth quarter of each fiscal year.  No potential impairment issues were noted for the quarter ended June 30, 2006.

Note N - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at an adjusted conversion price of $29.1452 per share and are subordinated to all existing and future senior debt.

Holders of the notes may convert their notes only if any of the following conditions is satisfied:

•      during any fiscal quarter prior to January 1, 2019, if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of the Company's common stock on such trading day;

•      any business day on or after January 1, 2019, if the closing price of the Company's common stock on the immediately preceding trading day is more than 120% of the conversion price per share of the Company's common stock on such trading day;

•      during the five business day period after any five consecutive trading day period if the average of the trading prices of the notes for such five consecutive trading day period is less than 98% of the average of the conversion values of the notes during such period, subject to certain limitations;

•      if the Company has called the notes for redemption; or

•      if the Company makes certain significant distributions to holders of its common stock or the Company enters into specified corporate transactions.

At an initial conversion price of $29.289, each $1,000 principal amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's recent dividend increase, the conversion price has been adjusted to $29.1452, and each $1,000 principal amount will be convertible into 34.311 shares of common stock.

During the quarter ending June 30, 2006, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

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

Concurrent with the issuance of the notes, the Company issued warrants to Credit Suisse First Boston LLC.  The warrants are European-style call warrants, which also expire on January 1, 2009.  The holder of the warrants is entitled to purchase 5.14 million shares of the Company's common stock at $39.2339.  The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.

Both the note hedge and the warrants may be settled either in cash or shares at the Company's option.  The Company is not obligated under either the warrants or the note hedge to settle its obligations in cash.  Under no circumstance is the Company obligated to issue shares under the note hedge.  The warrants do require the Company to settle its obligations thereunder in cash or shares, do permit the Company to settle its obligation in unregistered shares and contain no provision obligating the Company to settle its obligations in freely-tradable shares, and the Company is not required to make any cash payments under the warrants for failure to have a registration statement declared effective.  There are no required cash payments to the holder of the warrants if the shares initially delivered upon settlement are subsequently sold by the holder and the sales proceeds are insufficient to provide the holder with an expected return.  The Company has sufficient authorized shares to settle the warrants and the convertible notes in shares, considering all of its obligations under the instruments for their full terms.  The warrants, note hedge, and convertible notes each contain an express limit on the number of shares issuable thereunder.  The warrants and note hedge expressly indicate that the holder of the warrants has no rank higher than those of a shareholder of the stock underlying the warrants.  Under certain circumstances in a change of control of the Company we may be required to issue additional shares under a make-whole provision under the warrant. The Company has no obligation to post collateral under the warrants, convertible notes or note hedge.

The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's own Stock."  Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders' equity.

Note O - Short Term Bank Borrowings

Credit Agreement

On May 26, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and a $50 million alternative currency sublimit.  The Credit Agreement expires on September 30, 2008.  At the election of the Company, and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds under the Credit Agreement are available to the Company to finance permitted acquisitions, for stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 30, 2006, only $198 million was available for borrowings.  During the quarter ended June 30, 2006 the Company entered into an Amendment to the Credit Agreement ("First Amendment" ) to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments.  Additionally, the First Amendment releases urology subsidiaries as guarantors, releases the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modifies certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.

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

Borrowings under the Credit Agreement are guaranteed by one of the Company's domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of two other domestic subsidiaries.  In addition, if the ratio of total funded debt to adjusted EBITDA exceeds 2.50 to 1.00, the Company is obligated to grant to the lenders a first priority perfected security interest in essentially all of its domestic assets.

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00.  The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of June 30, 2006, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  As of August 4, 2006, approximately $9.5 million was outstanding under the Facility.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of June 30, 2006, all covenants and restrictions were satisfied.

Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 5.6% for the period ended June 30, 2006.  A total of $207.7 million was available under the senior revolving credit facility and foreign lines of credit at June 30, 2006, and approximately $202.2 million was available under all lines of credit at March 31, 2006.

Note P - Related Party Transactions

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

Note Q - Discontinued Operations

In October, 2005, the Company announced that it was evaluating strategic alternatives for its Urology Business that would both enhance shareholder value and enable the Company to focus solely on its aesthetics business.  On May 17, 2006 the Company executed a definitive agreement for the sale of the Urology Business to Coloplast for $463 million, of which $456 million is in cash and $7 million is in non-cash consideration consisting of the value of certain foreign tax credits that the Company expects to realize arising from the transaction prior to the close.  Concurrently, certain assets of a minor urology product line were sold to an unrelated party for approximately $2 million at approximately book value.  The sale to Coloplast was completed on June 2, 2006.  The Company received $458 million in total proceeds subject to post closing adjustments and recorded a gain of $222 million, net of taxes and transaction related expenses of approximately $138 million. Approximately 1,000 employees were transferred to Coloplast.  In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2006.  In addition, operations associated with these segments have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the consolidated statements of cash flows.

In connection with the sale to Coloplast, the Company entered into a Transition Services Agreement and various supply agreements.  Pursuant to the Transition Services Agreement, in exchange for specified fees, we provide to Coloplast and Coloplast provides to us, services including accounting, information technology, customer support and use of facilities.  Under the supply agreements we supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies us with components for the manufacture of our breast implants.  These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of 6 - 36 months.  Costs incurred and services provided will be reimbursed by both parties.  Costs the Company incurs and reimbursement for services provided will be classified as in discontinued operations in the consolidated income statement.  These services and supply agreements are not expected to have a significant impact on our future cash flows.

The major classes of assets and the related liabilities of discontinued operations included in the Company's Consolidated Balance Sheet at March 31, 2006 and those assets sold and liabilities assumed on June 2, 2006 were as follows:

(in thousands)	June 2, 2006	March 31, 2006
Assets held for sale:
Accounts Receivable, net	$48,294	$50,698
Inventories	38,827	38,016
Deferred income taxes	539	4,305
Prepaid expenses and other current assets	54,459	3,051
Total current assets held for sale	142,119	96,070

Property, plant and equipment, net	30,879	29,497
Intangible assets, net	14,275	14,063
Goodwill, net	17,009	16,380
Other assets	813	324
Total assets held for sale	$205,095	$156,334

Liabilities associated with assets held for sale:
Accounts payable and accrued liabilities	$31,904	$27,220
Income taxes payable	23,440	1,751
Current portion of purchase price related to acquired technologies and acquisitions	1,000	1,000
Total current liabilities associated with assets held for sale	56,344	29,971

Other long-term liabilities	9,165	10,555
Total liabilities associated with assets held for sale	$65,509	$40,526

Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006 and $61.2 million for the three-month period ending June 30, 2005.  Income before income taxes from discontinued operations was $368.1 million, (including a pre-tax gain of $360.8 million on the sale of our Urology Business) and $9.4 million for the two month period ending June 2, 2006 and three-month period ending June 30, 2005, respectively.

Note R - Postretirement Benefit Plan

The Company's Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation.  The Company matches contributions up to specified percentages of each employee's compensation depending on how the employee allocates his or her contributions.  Charges against income for the matching contributions were $0.3 million and $0.2 million for the three-month periods ending June 30, 2006 and 2005, respectively.

Note S - Contingencies

Warranty and product liability claims are a regular and ongoing aspect of the medical device industry.  At any one time, the Company may be subject to claims against it and may be involved in litigation.  These actions can be brought by an individual or by a group of patients purporting to be a class action.  The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time.  The Company has retained liabilities associated with warranty and product liability claims arising out of its urology products sold prior to the June 2, 2006 closing date.  No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company.  In accordance with SFAS No. 5 "Accounting for Contingencies", a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated.  If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued.  If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.

The Company carries product liability insurance on all its products, except its silicone gel-filled breast implants, which in the United States are only available through a controlled clinical study.  This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate.  The Company had established reserves of $2.9 million at June 30, 2006 and March 31, 2006, for product related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits.  In addition, the Company had established additional reserves of $4.1 million and $3.8 million at June 30, 2006 and March 31, 2006, respectively, through its wholly owned captive insurance company based on actuarially determined estimates and taking the Company's excess insurance coverage into account.  Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company's operating results in future periods.

In addition, the Company also offers limited warranty coverage on some of its products (see Note G for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems.  Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

The Company has also agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of the Company's Urology Business.  Generally, the Company has retained responsibility for various legal liabilities that accrue prior to closing.  The Company also made representations and warranties to Coloplast about the condition of the Urology Business, including matters relating to intellectual property, regulatory compliance and environmental laws.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended March 31, 2006, and subsequent reports on Forms 8‑K , which discuss our business in greater detail.

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

Various statements in this Form 10-Q, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.   Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "intend," "project," "plan," "believe," "will," "seek," and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under "Item 1A -Risk Factors" or elsewhere in this Form 10-Q.  Forward-looking statements include statements regarding, among other things:

•     Our anticipated growth strategies;

•     Our intention to introduce or seek approval for new products;

•     Our ability to continue to meet United States Food Drug and Administration ("FDA") and other regulatory requirements;

•     Our anticipated outcomes of litigation and regulatory reviews;

•     Our ability to replace sources of supply without disruption and regulatory delay; and

•     Our expectation that selling, general and administrative expenses will increase as a result of the adoption of SFAS 123(R) - "Share-Based Payment" which requires all share-based payments be recognized in the financial statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Item 1A - Risk Factors" or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability, or other claims, product recalls, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, FDA delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-Q will, in fact, transpire.

Company Overview

Founded in 1969, Mentor Corporation is a leading supplier of products serving the aesthetic market.  We develop, manufacture and market a range of products serving the aesthetic market, including plastic and reconstructive surgery.  Our products include surgically implantable prosthesis for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction).  Historically, we operated in three reportable segments:  aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  Our surgical and urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products and brachytherapy seeds for the treatment of prostate cancer.  Our clinical and consumer healthcare products included catheters and other products for the management or urinary incontinence and retention.  In October 2005, we began to evaluate strategic alternatives for our surgical urology and clinical and consumer healthcare businesses.  On May 17, 2006, we entered into a definitive purchase agreement to sell our surgical urology and clinical and consumer healthcare business segments (collectively, the "Urology Business") to Coloplast A/S for total consideration of $463 million ($456 million in cash and the remainder consisting of the value of certain foreign tax credits that we expect to realize arising from the transaction prior to the close).  On June 2, 2006, the sale of the Urology Business was completed.  On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million, which is not included in the total consideration of $463 million.  The purchase price is subject to a post-closing adjustment based on the working capital of the Urology Business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business who will not continue with the Urology Business following the closing of the transaction, and certain other administrative costs.

The purchase agreement with Coloplast contain customary representations and warranties and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters, with our liability for breaches of representations and warranties generally limited to 15% of the purchase price.  Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months.  In addition, the purchase agreement provides that we will not enter into or engage in a business that competes with the Urology Business, on a worldwide basis, for a period of seven years following the closing of the transaction.  These restrictions on competition do not apply to (i) the development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any business acquired and operated by us or our affiliates for so long as any such businesses generate less than $5 million in aggregate annual revenues from any competing business.  These restrictions on competition terminate upon a change in control of Mentor.

In connection with the sale to Coloplast, we also entered into a Transition Services Agreement and various supply agreements.  Pursuant to the Transition Services Agreement, in exchange for specified fees, we provide to Coloplast and Coloplast provides to us, services including accounting, information technology, customer support and use of facilities.  Under the supply agreements we supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies us with components for the manufacture of our breast implants.  These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of 6 - 36 months.  These services and supply agreements are not expected to have a significant impact on our future cash flows from continuing operations.

On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $2 million.

As a result of the sale to Coloplast, the assets and liabilities related to the Urology Business have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets.  In addition, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income.  Prior to being designated as discontinued operations, the Urology Business contributed approximately 47% of our consolidated net sales and approximately 27% of our operating profit in fiscal year 2006.  We recorded a net gain on the sale of our Urology Business in the first quarter of fiscal 2007.  As a result of this sale, we will be able to focus on the aesthetic market.  We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology with products for both surgical and non-surgical procedures.

We employ approximately 950 people around the world and are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, The Netherlands and the United Kingdom.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  Our cost of goods sold represents raw materials, labor and overhead, and the cost of third party finished products.  Gross margins may fluctuate from period to period due to changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, and changes in manufacturing processes and yields.

In addition to our strong domestic presence, we export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, France, Benelux, Australia, Spain and Italy, as well as through independent distributors in other countries.

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

Our quarterly results reflect seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue and profitability of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacations during this quarter.

Recent Events

On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing up to $166 million worth of our common stock under a Rule 10b5-1 Plan (the "10b5-1 Plan") compliant with Rule 10b-18.  The first repurchase under the 10b5-1 Plan cannot take place prior to the third trading day following the announcement of our financial results for the three months ending June 30, 2006.  In connection with the entry into the 10b5-1 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.

On June 5, 2006, we agreed to repurchase 2,000,000 shares of our common stock from an investment partnership managed by ValueAct Capital at $42 per share, a 0.5% discount from the closing market price quoted on the New York Stock Exchange of $42.21 on June 5, 2006.  The 2.0 million shares were repurchased for a total of $84 million pursuant to our continuing stock repurchase program and represent approximately 4.6% of outstanding shares before the transactions.  After the transactions, ValueAct Capital, through several of its investment partnerships, continues to own more than 2 million shares of common stock, or approximately 5% of our outstanding shares, and continues to be represented on our Board of Directors by Mr. Jeff Ubben.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

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

Our deferred revenue consists of both current and long term and includes funds received in connection with sales of our Enhanced Advantage Breast Implant Limited Warranty program.  The fees received in connection with a sale of such a warranty are deferred and recognized as revenue evenly over the life of the warranty term.

Accounts Receivable

We market our products to a diverse customer base, principally throughout the United States, Canada, Western Europe, Central and South America, and the Pacific Rim.  We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined through review of their current credit information.  We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments.  Estimated losses are based on historical experience and any specifically identified customer collection issues.  If the financial condition of our customers, or the economy as a whole, were to deteriorate resulting in an impairment of our customers' ability to make payments, additional allowances may be required.  These additional allowances for estimated losses would be included in selling, general and administrative expenses.

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

Warranty Reserves

We offer two types of warranties relating to our breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  We provide an accrual for the estimated cost of breast implant warranties at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the estimated cost of the enhanced limited warranty is deferred and recognized as costs are incurred.  Such accruals are based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques.  These accruals are analyzed periodically for adequacy.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from our estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

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

Goodwill and Intangible Asset Impairment

We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  In addition, we evaluate goodwill and other intangibles annually in the fourth quarter of each fiscal year.  In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective April 1, 2002 and analyzed goodwill and intangibles for impairment.  Impairment tests were performed at adoption, and in the fourth quarter of fiscal years 2003, 2004 and 2006, and no impairment was noted as a result of these analyses.  The impairment tests performed in fiscal 2005 indicated certain impaired assets, for which we recorded impairment charges in the fourth quarter of fiscal 2005.

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption is required in the Black-Scholes model.  Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility.  The expected life of the stock options is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in fiscal 2006 and thereafter is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We will evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional amortization of the compensation over the underlying instruments' remaining vesting periods.  Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note K of our "Notes to Consolidated Financial Statements".

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,
	2006	2005

Net sales	100.0%	100.0%
Cost of sales	27.8	24.7
Gross profit	72.2	75.3
Selling, general and administrative expense	37.4	33.7
Research and development expense	9.9	8.6
Operating income	24.9	33.0
Interest expense	(2.1)	(1.8)
Interest income	3.9	0.9
Other income (expense), net	0.7	0.1
Income before income taxes	27.4	32.2
Income taxes	7.7	9.1
Net income from continuing operations	19.7	23.1
Net income from discontinued operations	4.2	7.3
Gain on sale of discontinued operations	279.9	-
Net income	303.8%	30.4%

For the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005

Net Sales

Net sales for the three-month period ended June 30, 2006 increased 7% to $79.4 million, compared to $74.1 million for the same period in the prior year.   Foreign exchange rate movements, primarily the stronger Canadian Dollar, over the same quarter in the prior year had a favorable year-to-year impact on sales of $0.4 million.  The Euro remained relatively flat year to year.  Total sales of breast aesthetic products increased 7% to $69.4 million for the quarter from $64.8 million for the same period in the prior year.  Increased breast aesthetic sales were driven by growth in silicone gel products in the domestic and international markets.  Net sales of body contouring products increased 3% to $5.1 million for the quarter, from $5.0 million for the same period in the prior year.  Other aesthetic products sales increased 13% to $4.9 million for the quarter, from $4.3 million for the same period in the prior year primarily as a result of increased revenue from our facial aesthetics products, including Niadyne's NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006 and Puragen™, which was launched in a variety of international markets in May 2005.

Cost of Sales and Gross Profit

Gross profit increased $1.6 million to $57.4 for the quarter from $55.8 million in the same period prior year, however the gross profit percentage decreased to 72.2% of net sales for the quarter compared to 75.3% for the same period in the prior year.  The decrease in gross profit was primarily due to increased cost of sales as a result of additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million and increased product warranty expense of $0.7 million over the same period in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.7 million to $29.7 million, or 37.4% of net sales, for the three months ended June 30, 2006, compared to $25.0 million, or 33.7% of net sales, in the same period in the prior year.  The increase was primarily due to $2.3 million of compensation expense as a result of the Company's adoption of SFAS 123(R) on April 1, 2006, $1.8 million in severance related expense related to our ongoing business rationalization initiative and an increase in convention and meeting expenses of $0.7 million.  We did not incur any severance related costs during the same period in the prior year.  The increase in selling, general and administrative expenses was partially offset by the completion of our direct-to-consumer television advertising program related to our breast implant products, resulting in decreased expenses of approximately $1.2 million.

We expect to continue to incur severance related costs in the second and third quarters of fiscal 2007 as we continue to evaluate our corporate infrastructure in efforts to continue to improve our efficiency and profitability.

Research and Development

Research and development expense was $7.9 million, or 9.9% of net sales, for the three months ended June 30, 2006, compared to $6.3 million or 8.6% of net sales, in the same period in the prior year.  The increase in research and development spending was primarily to support key strategic product development programs and included expenses of approximately $1.2 million associated with Phase II clinical trials for our botulinum toxin project.

Interest and Other Income and Expense

Interest expense was $1.6 million for the three months ended June 30, 2006, compared to $1.3 million in the same period in the prior year.  These costs included interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.  The increase in interest expense was primarily attributable to higher commitment fees and increased borrowings on our international credit facilities.

Interest income increased $2.4 million to $3.1 million for the three months ended June 30, 2006 compared to $0.7 million in the same period of the prior year as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment as a result of the cash proceeds received from the sale of our Urology Business.  Included in the cash balances providing interest income at June 30, 2006 was a $10.0 million escrow account associated with the sale of the Urology Business to Coloplast.

Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income for the three-month period ending June 30, 2006 increased $0.5 million from the same period in the prior year.

Income Taxes

Our effective tax rate for the three months ended June 30, 2006 was 28.0%, compared with 28.4% for the same period in the prior year.  Our effective tax rate for the three months ended June 30, 2006 has decreased primarily due to an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States and the recognition of tax on our repatriation of foreign cash pursuant to IRC Section 965 reported in the same period in the prior year.  This decrease was partially offset by an increase in our tax rate related to the book treatment of employee equity compensation as required under SFAS 123(R).  The effect of certain items, such as the Research and Development credit, the Extraterritorial Income Exclusion and the U.S. manufacturing deduction is approximately the same in both the three months ending June 30, 2006 and 2005, respectively.

Net Income from Continuing Operations and Earnings Per Share

Net income from continuing operations for the three months ended June 30, 2005 decreased 8% to $15.7 million, from $17.1 million in the same period in the prior year.  Diluted earnings per share decreased 8% to $0.33 for the quarter, compared to $0.36 for the same period in the prior year.

Net Income from Continuing Operations and Earnings Per Share

Net income from continuing operations for the three months ended June 30, 2005 decreased 8% to $15.7 million, from $17.1 million in the same period in the prior year.  Diluted earnings per share decreased 8% to $0.33 for the quarter, compared to $0.36 for the same period in the prior year.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006.  During the two month period ending June 2, 2006 and the three-month period ending June 30, 2005, income from discontinued operations, net of income taxes, was $3.4 million and $5.4 million, respectively.  This decrease is primarily the result of the shorter operating period this year.  For further details regarding discontinued operations, See Note Q of the Notes to Consolidated Financial Statements.

Gain on Sale of Discontinued Operations, Net of Income Taxes

For the quarter ended June 30, 2006, we recorded a net gain of $222.4 million after taxes and expenses related to the sale of our Urology Business.  We received proceeds of approximately $458 million in cash and the benefit of certain foreign tax credits arising before the sale.  The proceeds are subject to customary post closing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds.  We recently completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which is subject to customary post-closing adjustments and includes non-cash consideration consisting of the value of certain foreign tax credits that we expect to realize arising from the transaction prior to the close.  On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million from an unrelated third party.  After income taxes and transaction related expenses are paid in future quarters, we expect net after tax proceeds from the sale to be approximately $320 million.  Income taxes and related expenses will be paid over the reminder of our fiscal year.  We believe that existing funds including the proceeds of this sale, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, stock repurchases, and debt service requirements for the foreseeable future.  We believe that the loss of future cash flows from our discontinued surgical urology and clinical and consumer healthcare segments will not have a significant negative impact on our future finance levels, terms of financing or covenants.  Cash flows have been segregated between continuing operations and discontinued operations in the Consolidated Statements of Cash Flows.

As of June 30, 2006, we had cash, cash equivalents and short-term marketable securities of $578.4 million, an increase of $377.4 million from our $201.0 million as of March 31, 2006.  The principal components of the increase in cash, cash equivalents and marketable securities were cash proceeds generated from the sale of our Urology Business of $458 million and cash generated from operating activities of continuing operations of $22.8 million, proceeds of $2.8 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan,  partially offset by $84.0 million for shares repurchased , $7.8 million in dividends paid, $4.5 million to reduce amounts outstanding on existing lines of credit, $2.2 million in net purchase of marketable securities, cash used by operating activities of discontinued operations of $8.3 million and $1.3 million used for net capital expenditures of continuing operations.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

(in thousands)	June 30, 2006	March 31, 2006
Cash and cash equivalents	$474,018	$98,713
Marketable debt securities	104,431	102,241
Total cash, cash equivalents and marketable debt securities	$578,449	$200,954
Percentage of total assets	73%	36%

Cash Flow Changes

The following table summarizes our cash flow activity:

	Three months Ended June 30,
(in thousands)	2006	2005
Net cash provided by continuing operating activities	$22,798	$35,091
Net cash provided by (used in) continuing investing activities	(3,538)	1,159
Net cash (used in) provided by continuing financing activities	(93,495)	23,044
Net cash provided (used ) by discontinued operations	(8,449)	1,406
Proceeds from the sale of the Urology Business	458,066	-
Effect of currency exchange rates on cash and cash equivalents	(77)	(971)
Increase in cash and cash equivalents	$375,305	$59,729

Cash Provided by Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations of $22.8 million and $35.0, million for the three months ended June 30, 2006 and 2005, respectively, was greater than net income in those periods, due to the net impact of non-cash adjustments to income.  Non-cash adjustments include tax benefits from the exercise of employee stock options, non-cash compensation, depreciation and amortization, deferred income taxes, loss on long term marketable securities and loss on the disposal of assets.  For the three-month period ended June 30, 2006 and 2005 operating cash flows were positively impacted in the amount of $2.9 million and $3.0 million, respectively, by changes in working capital balances.  Our working capital was $605.7 million at June 30, 2006, and $210.0 million at March 31, 2006.

Cash Used for Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the three months ended June 30, 2006, total cash used in investing activities of continuing operations was $3.5 million.  Our net purchases of marketable securities totaled $2.2 million and our capital expenditures totaled $1.3 million.  We anticipate our capital expenditures to total approximately $10.0 million in fiscal 2007, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  For the  three months ended June 30, 2005, total cash provided by investing activities of continuing operations was $1.2 million.  This amount was primarily comprised of net sales of marketable securities of $2.7 million partially offset by $1.5 million in capital expenditures.

Cash Provided by Discontinued Operations

Cash used by discontinued operations was $8.4 million for the three months ended June 30, 2006 and cash provided by discontinued operations for the three months ended June 30, 2005 was $1.4 million.  The amount in 2006 was comprised of $8.3 million used by operating activities of discontinued operations adjusted for non cash items and $0.1 million in unfavorable currency exchange rate adjustments.  In 2005, the amount was comprised of $5.2 million provided by operating activities of discontinued operations, less capital expenditures of $0.6 million, $0.5 million in unfavorable currency exchange rate adjustments, and $2.7 million repaid on lines of credit.

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

On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing shares of the Company's common stock.  Repurchases will be made under a Rule 10b5-1 Plan compliant with Rule 10b-18.  The first repurchase under the 10b5-1 Plan cannot take place prior to the third trading day following our announcement of our financial results for the three months ending June 30, 2006.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.  In connection with our entry into the 10b5-1 Plan, the Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program and under the 10b5-1 Plan from 3.3 million to 5.0 million shares.  The Board approved the repurchase of shares of our common stock under the 10b5-1 Plan in an amount not to exceed $166 million in total repurchases (subject also to the 5.0 million shares limitation), consistent with the limitations set forth in our $200 million Credit Agreement, dated as of May 25, 2005, as amended on May 31, 2006.

At August 4, 2006, 5.0 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, and cash availability.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Additionally, our Credit Agreement as amended on May 31, 2006 limits the amount of equity securities we can repurchase to $250 million (of which $166 million remains available for repurchase) plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.

On September 15, 2005, the Board of Directors authorized an increase in our quarterly cash dividend payable on our common stock from $0.17 to $0.18 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs.  At the current annual dividend rate of $0.72 per share, the aggregate annual dividend would be approximately $30 million.

We receive cash from the exercise of employee stock options and the ESPP plan.  Employee stock option exercises and ESPP purchases provided $2.8 million and $30.5 million of cash in the three months ended June 30, 2006 and 2005, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding under the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 30, 2006, only $198 million was available for borrowings.

On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business.  Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement.  The amendment also amends certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase.  As of August 4, 2006, there were no borrowings outstanding under the Credit Agreement.

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

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the quarter ended June 30, 2006, $4.5 million of this amount was repaid.  Accordingly $9.5 million was outstanding and $9.7 million was available under this facility at June 30, 2006.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of June 30, 2006, all covenants and restrictions had been satisfied.  Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries.  These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.

At June 30, 2006, our total short-term borrowings under all lines of credit were $9.5 million and the weighted-average interest rate was 5.61%.  The total amount of additional borrowings available to us under all lines of credit was $207.7 million at June 30, 2006 and $202.2 million at March 31, 2006.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  As a result of our recent dividend increase the conversion price has been adjusted to $29.1452 and each $1,000 principal amount will be convertible into 34.311 shares of common stock.   Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.2339.

One of the conditions required for conversion of the notes was satisfied during the quarter ended June 30, 2006, and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.  The warrant holder also has the right to purchase 5.1 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.2339 per share.

We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.

We believe that funds generated from operations, our cash, cash equivalents and marketable securities, net after-tax proceeds from our sale of the Urology Business, plus funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future.  However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions.  In addition, even though we may not need additional funds in the short-term, we may still elect to sell additional equity or debt securities or borrow for other reasons.  There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all.  If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced.  In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. - Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

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

Item 1A. - Risk Factors

The risks described below include changes from the risk factors as previously disclosed  in our Annual Report on Form 10-K for the fiscal year ending March 31, 2006 and may not be the only risks we face.   You should consider the following risks together with those set forth in our Annual Report on Form 10-K before deciding to invest in our common stock or convertible notes.

Significant product liability claims or product recalls may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverages.

The manufacture and sale of medical devices and biologics exposes us to significant risk of product liability claims.  In the past, and currently, we have had a number of product liability claims relating to our products, and we may be subject to additional product liability claims in the future, some of which may have a negative impact on our business.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer.  Some manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy.

Additionally, we offer product replacement and certain financial assistance for surgical procedures that fall within our limited warranties and coverage period of implantation on our breast implant products, and we accrue for those limited warranties.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty periods, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  We assess the adequacy of these accruals periodically and adjust the amounts as necessary based on actual experience and changes in future expectations.  We also recently expanded our limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and expanded the program coverage to include breast implant sales in European and certain other countries, in addition to the United States.  Changes to actual warranty claims incurred could have a material impact on the actuarial analysis, which in turn could materially impact our reported expenses and results of operations.

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

The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices and biologics we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  Certain of our products are required to undergo review by a panel of outside experts selected by the FDA, which makes a recommendation to the FDA as to whether the product(s) should or should not be approved.  This process makes it potentially longer, more difficult and/or more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, advertising, and marketing procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.

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

From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices, biologics, or related to the sale of our products.  It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of our presently marketed products or products under development.

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

The medical device and biologics industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies is crucial to our success.  We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position.  Any significant delays in the above or termination or failure of our clinical trials would materially and adversely affect our research, development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.

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

In December 2003, we completed our PMA application to the FDA for our MemoryGel ™ silicone gel-filled implants for breast augmentation, reconstruction and revision.  In August 2004, we amended our PMA application based on a revised draft guidance released by the FDA in January 2004.  On July 28, 2005, we received an "approvable" letter, with conditions, from the FDA on our PMA application for our silicone gel-filled breast implants.  The approvable letter stipulates a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  Our current discussions with FDA regarding our MemoryGel™ silicone gel-filled breast implant PMA are primarily focused on post-approval patient monitoring and data collection.  Despite the approvable letter and our current discussions, the FDA may ultimately decide to not approve our silicone gel-filled breast implants for sale in the United States, or if they do approve, the FDA would most likely recommend additional post-approval conditions or requirements, for which we would incur costs that could be substantial, and which could potentially impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance (such as that announced on January 8, 2004 by the FDA) may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

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

With respect to our Puragen Plus™ program in the U.S., we identified potential issues that required further evaluation of our clinical study data that resulted in a delay to our PMA submission timeline.  We performed this further evaluation, and we concurrently reviewed some of our critical production processes.  Though we have developed a plan to move forward with our Puragen Plus™ PMA process, any further delays in the submission of our PMA or a delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our future revenue and operating results.

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

In particular, we face competition from Allergan, Inc., which acquired Inamed Corporation in March 2006, our only current competitor in the U.S. for our breast aesthetics product line although new competitors may have initiated the process of regulatory approval.  On September 21, 2005, Inamed announced that it also received an "approvable" letter, with conditions, from the FDA for its silicone gel-filled breast implants.  If Allergan gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  As a result of Allergan's acquisition of Inamed, we are now competing against a much larger competitor with a substantially larger sales force.

We may not realize some of the benefits of the Coloplast transaction.

We anticipate that we will be able to utilize approximately $14.5 million of foreign tax credits resulting from the Coloplast transaction.  While Coloplast has agreed to indemnify us for the availability of up to $7.1 million of these tax credits, we cannot be sure that we will be able to utilize those tax credits before they expire due to any number of factors including, but not limited to, whether the credits expire due to changes in ownership in excess of the applicable tax rules, sufficient income in the jurisdictions in which we have the credits and other possible reasons the tax credits might be disallowed.  Although Coloplast has agreed to indemnify Mentor for $7.1 million of the foreign tax credits, if the foreign tax credits are disallowed and we are not able to recover from Coloplast, we may not be able to realize the full amount, or any, of those tax credits.

We may not be successful in transitioning our business to focus solely on the aesthetic market, which may harm our prospects and operating results.

As of June 2006, we completed the divestiture of our Urology Business, and our continuing business is now focused on the aesthetic market.  We may not successfully improve our operating margins and net income despite the divestiture of our Urology Business to be consistent with those of competitive companies focused solely on the aesthetic market.  In addition, we may be unsuccessful at broadening the focus of our sales force to physicians practicing aesthetic medicine other than plastic surgeons.  In order to successfully increase our sales presence to those physicians, we will be required to develop internally or purchase additional products that will meet the needs of those physicians and obtain regulatory approval to sell those products.  For example, we have announced a delay in the anticipated date for submission of our PMA for the Puragen Plus™ dermal filler product to the FDA, which product would be marketed to dermatologists as well as plastic surgeons.  As our remaining business is focused solely on aesthetic medicine, we may be unable to retain employees who want to work at a company with a broader product emphasis or are uncertain about their future with the continuing Company after the urology divestiture.

State legislatures and taxing authorities may create new laws or change their interpretation of existing state and local tax laws that may affect future product demand or create unforeseen tax liabilities.

If any state legislature or other government authority creates new laws to assess sales taxes on medical procedures or products determined by them to be cosmetic, our physician and patient customers may have to pay more for our products and future demand may decrease.  In addition, if taxing authorities determine that our products are cosmetic and thus taxable based on their interpretations of existing tax laws or that our products are otherwise taxable, they may disallow currently available exemptions related to medical products and procedures.  Such taxing authorities may then determine that we owe additional taxes, penalties and interest related to product sales from prior periods.  These determinations would have a negative effect on our results of operations.

We depend on single and sole source suppliers for certain raw materials and licensed or manufactured products and the loss of any supplier could adversely affect our ability to manufacture or sell many of our products.

We currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone.  In the event that they cannot meet our requirements, we cannot guarantee that we would be able to obtain a sufficient amount of quality raw materials in a timely manner from other suppliers.   We also depend on third party manufacturers and suppliers for components and licensed products.  In connection with the sale of our Urology Business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast aesthetic products.  For the short-term, Coloplast would be our sole source for these components, and if we were unable to obtain the supply, our business would be harmed.  We may determine that we do not want to continue to purchase products from Coloplast or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves.  In addition, we depend on Niadyne, Inc. for the supply of NIA-24 and if we were no longer able to satisfy demand for this product through our relationship with Niadyne, our business could be harmed.  If there is a disruption in the supply of any of these single or sole source products, our future sales and profitability would be adversely affected.

Item 2. - Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares.  On May 31, 2006 we amended our Credit Agreement to expand the amount of equity securities we can repurchase to $250 million plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.  The Credit Agreement covenants also restrict the Company's ability, among other things, to declare or pay cash dividends in excess of 60% of the consolidated net income of the Company and its subsidiaries for the four most recent fiscal quarters.

On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing up to $166 million worth of our common stock under a Rule 10b5-1 plan compliant with Rule 10b-18.  The first repurchase under the 10b5-1 plan cannot take place prior to the third trading day following our announcement of our financial results for the three months ending June 30, 2006.  In connection with the entry into the 10b5-1 plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 plan may be suspended or discontinued at any time. A summary of our repurchase activity for the three months ended June 30, 2006 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
(in thousands except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2006	-	-	-	5,258
May 1 - May 31, 2006	-	-	-	5,258
June 1 - June 30, 2006	2,000	$ 42.00	2,000	5,000
Total	2,000	$ 42.00	2,000

a.   In the first quarter of fiscal 1996, our Board of Director's authorized an ongoing stock repurchase program.  The initial authorization was for the repurchase of up to one million shares.  Subsequently the Board of directors has authorized the repurchase of an additional 24.2 million shares including 5.0 million, 2.2 million and 5.0 shares in March 2006, May 2003 and December 2003, respectively.  On June 16, 2006, the Board of Directors increased the authorized number of shares available for repurchase to 5.0 million shares available under the program. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

b.   We have not set a date for the stock repurchase program to expire.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. Exhibits

2.1

Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A -- Incorporated by reference to Exhibit 2.2 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2006.

2.2

Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 -- Incorporated by reference to Exhibit 2.3 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2006.

2.3

Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 -- Incorporated by reference to Exhibit 2.4 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2006.

2.4

Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006 -- Incorporated by reference to Exhibit 2.5 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 2006.

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

4.1

Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 --  Incorporated by reference to Exhibit 4.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1

First Amendment to Credit Agreement dated as of May 31, 2006, amending that certain Credit Agreement, dated as of May 25, 2005, by and among the Company, Bank of the West, as administrative agent, Union Bank of California, N. A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto -- Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 6, 2006.

10.2	Share Repurchase Transaction dated June 5, 2006.
10.3*	Director Fees for Non-Employee Directors dated June 15, 2006.
10.4	Mentor Corporation -- Citigroup Global Markets Inc. Form 10b5-1 Stock Purchase Plan dated June 16, 2006.
10.5*

Employment Agreement between Mentor Corporation and Joseph A. Newcomb dated June 26, 2006 -- Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 28, 2006.

10.6*

Separation and Release Agreement dated June 24, 2006, between Mentor Corporation and A. Christopher Fawzy -- Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 28, 2006.

10.7*

Consulting Agreement dated June 24, 2006, between Mentor Corporation and A. Christopher Fawzy -- Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on June 28, 2006.

Exhibits (Continued)

10.8*	Form of Executive Performance Stock Unit Award Agreement - Incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on June 28, 2006.
10.9*	Consulting Agreement dated June 30, 2006, between Mentor Corporation and David Adornetto - Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2006.

10.10*

Mutual Release of Claims Agreement dated June 30, 2006, between Mentor Corporation and David Adornetto - Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 6, 2006.

10.11*	Written Description of Car Allowance Plan.
31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

MENTOR CORPORATION

DATE: August 9, 2006	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

DATE: August 9, 2006	/s/LOREN L. MCFARLAND
Loren L. McFarland
Vice President, Chief Financial Officer and Treasurer

