Form 10-Q
period 2006-09-30
MENTOR CORP /MN/
filed 2006-11-09
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended
 September 30, 2006

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

As of November 6, 2006 there were approximately 42,152,718 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

INDEX

Part I. Financial Information
Item 1.	Financial Statements:
Consolidated Balance Sheets (unaudited) - September 30, 2006 and March 31, 2006
Consolidated Statements of Income (unaudited) - Three Months Ended September 30, 2006 and 2005
Consolidated Statements of Income (unaudited) - Six Months Ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows (unaudited) - Six Months Ended September 30, 2006 and 2005
Notes to Consolidated Financial Statements - September 30, 2006
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

PART I - FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands)	2006	2006
Assets
Current assets:
Cash and cash equivalents	$438,168	$98,713
Marketable securities	111,031	102,241
Accounts receivable, net	53,491	58,199
Inventories, net	33,652	35,139
Deferred income taxes	23,675	21,764
Prepaid expenses and other	5,615	5,721
Current assets of discontinued operations	-	96,070
Total current assets	665,632	417,847

Property and equipment, net	35,574	36,448
Intangible assets, net	18,099	15,745
Goodwill, net	9,581	9,243
Other assets	7,962	8,310
Non-current assets of discontinued operations	-	60,264
Total assets	$736,848	$547,857

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands)	2006	2006
Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$28,828	$27,685
Accrued compensation	17,943	17,335
Sales returns	13,808	15,544
Deferred revenue	11,793	10,495
Dividends payable	7,601	7,772
Product liability reserves	7,009	6,701
Short-term bank borrowings	5,000	14,000
Warranty reserves	2,797	3,659
Interest payable	1,031	1,031
Income taxes payable	-	1,837
Accrued royalties	283	274
Other	16,464	13,819
Current liabilities of discontinued operations	62,649	29,971
Total current liabilities	175,206	150,123

Long-term accrued liabilities	12,519	10,590
Convertible subordinated notes	150,000	150,000
Non-current liabilities of discontinued operations	-	10,555
Commitments and contingencies

Shareholders' equity:
Common stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding
42,253,761 shares at September 30, 2006;
43,176,495 shares at March 31, 2006;	4,225	4,318
Capital in excess of par value	22,396	36,726
Accumulated other comprehensive income	8,455	16,498
Retained earnings	364,047	169,047
Total shareholders' equity	399,123	226,589
Total liabilities and shareholders' equity	$736,848	$547,857

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended September 30, 2006 and 2005
(Unaudited)

(in thousands, except per share data)	2006	2005
Net sales	$66,908	$58,672

Cost of sales	18,521	14,723
Gross profit	48,387	43,949

Selling, general, and administrative	28,725	24,269
Research and development	8,993	7,493
	37,718	31,762

Operating income from continuing operations	10,669	12,187

Interest expense	(1,649)	(1,408)
Interest income	6,823	881
Other income	237	131

Income from continuing operations before income taxes	16,080	11,791

Income taxes	5,257	3,609
Income from continuing operations	10,823	8,182

Income (loss) from discontinued operations, net of taxes of ($575) and $2,913	(922)	3,936
Loss on sale of discontinued operations, net of taxes of ($116)	(180)	-
Net income	$9,721	$12,118

Basic earnings (loss) per share
Continuing operations	$0.26	$0.19
Discontinued operations	$(0.03)	$0.09
Basic earnings per share	$0.23	$0.28

Diluted earnings (loss) per share
Continuing operations	$0.24	$0.17
Discontinued operations	$(0.02)	$0.08
Diluted earnings per share	$0.22	$0.25

Dividends per share	$0.18	$0.18

Weighted average shares outstanding
Basic	41,360	43,253
Diluted	48,546	51,515

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Six Months Ended September 30, 2006 and 2005
(Unaudited)

(in thousands, except per share data)	2006	2005
Net sales	$146,345	$132,798

Cost of sales	40,566	33,069
Gross profit	105,779	99,729

Selling, general, and administrative	58,436	49,272
Research and development	16,874	13,833
	75,310	63,105

Operating income from continuing operations	30,469	36,624

Interest expense	(3,281)	(2,747)
Interest income	9,887	1,582
Other income	775	173

Income from continuing operations before income taxes	37,850	35,632

Income taxes	11,353	10,375
Income from continuing operations	26,497	25,257

Income from discontinued operations, net of taxes of $3,356 and $6,905	2,444	9,336
Gain on sale of discontinued operations, net of taxes of $138,354	222,182	-
Net income	$251,123	$34,593

Basic earnings per share
Continuing operations	$0.63	$0.59
Discontinued operations	$5.36	$0.22
Basic earnings per share	$5.99	$0.81

Diluted earnings per share
Continuing operations	$0.58	$0.53
Discontinued operations	$4.60	$0.19
Diluted earnings per share	$5.18	$0.72

Dividends per share	$0.36	$0.35

Weighted average shares outstanding
Basic	41,883	42,748
Diluted	48,824	50,477

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Operating Activities:
Income from continuing operations	$26,497	$25,257
Adjustments to derive cash flows from continuing operating activities:
Depreciation	3,740	3,904
Amortization	1,189	1,002
Deferred income taxes	4,272	(290)
Non-cash compensation	5,182	-
Tax benefit from exercise of stock options	7,345	22,497
Loss on sale of assets	83	9
Loss on long-term marketable securities and investment write-downs, net	101	3
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	4,484	6,129
Inventories	1,193	(5,352)
Other current assets	53	(11,798)
Accounts payable and accrued liabilities	5,982	4,353
Income taxes payable	(5,323)	(42)
Net cash provided by continuing operating activities	54,798	45,672
Investing Activities:
Purchases of property and equipment	(2,588)	(3,916)
Purchases of intangibles	(3,505)	(272)
Purchases of marketable securities	(35,336)	(221,610)
Sales of marketable securities	26,779	145,974
Other, net	3	5
Net cash used for continuing investing activities	(14,647)	(79,819)
Financing Activities:
Repurchase of common stock	(84,000)	-
Proceeds from exercise of stock options and ESPP	15,996	37,327
Dividends paid	(15,241)	(15,280)
Borrowings under line of credit agreements	-	510
Repayments under line of credit agreements	(9,000)	(903)
Net cash (used for) provided by continuing financing activities	(92,245)	21,654
Effect of currency exchange rates on cash and cash equivalents	7	(1,177)
Net cash (used) provided by discontinued operating activities	(66,354)	9,644
Net cash used for discontinued investing activities	(50)	(1,474)
Net cash used for discontinued financing activities	-	(2,650)
Proceeds from the sale of the urology business	458,066	-
Effect of currency exchange rates of discontinued operations	(120)	(535)
Increase (decrease) in cash and cash equivalents	339,455	(8,685)
Cash and cash equivalents at beginning of year	98,713	76,666
Cash and cash equivalents at end of period	$438,168	$67,981

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

Note A - Business Activity

Mentor Corporation was incorporated in April 1969.  Unless the context indicates otherwise, when we refer to "Mentor," "we," "us," "our," or the "Company" in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis.  The Company develops, manufactures and markets a range of products serving the aesthetic market.  Historically, the Company's products have been utilized by three primary segments:  aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare.  Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial aesthetics products. On June 2, 2006, the Company completed a transaction for the sale of the surgical urology and clinical and consumer healthcare businesses to Coloplast A/S ("Coloplast").  The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.  The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.

Note B - Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  For those subsidiaries where the Company owns less than 100%, the outside shareholders' interests are treated as minority interests.  All intercompany accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.  The net income from discontinued operations for the three and six months ended September 30, 2006 includes the results of the surgical urology and clinical and consumer healthcare segments (collectively, the "Urology Business") for two months from April 1, 2006 to the date of the sale of these two segments on June 2, 2006.  For the prior year, the net income from discontinued operations includes the results of these two segments for three and six months ended September 30, 2005.

Basis of Presentation

The financial information for the three and six months ended September 30, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period.  Interim results are not necessarily indicative of results for the full fiscal year.

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

Warranty Reserves

The Company offers two types of warranties relating to its breast implants in the United States, Canada, and Puerto Rico:  a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  The Company's standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  The Company provides an accrual for the estimated cost of the standard limited breast implant warranty at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the cost of the enhanced limited warranty is recognized as costs are incurred.  The accrual for the standard limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by the Company's insurance company using actuarial techniques.  The accrual is analyzed periodically for adequacy.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of the Company's component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from the Company's estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

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

Employee Stock-Based Payments

The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units.  As of September 30, 2006, these plans have instruments outstanding that might require the issuance of 3.4 million shares of common stock to our employees.  Stock-based awards under the Company's employee compensation plans are made with authorized but unissued shares reserved for this purpose.

Prior to April 1, 2006, the Company accounted for the Company's employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation".  Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the Company's financial statements.  However, APB No. 25 generally did not require the recognition of compensation expense for the Company's stock options because the exercise price of these instruments was equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment".  In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments.  The Company adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006 based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company's results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).

As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), the Company's income before income taxes and net income for the three months ended September 30, 2006 were $1.3 and $1.0 million lower, respectively, and for the six months ended September 30, 2006, were $2.8 million and $2.3 million lower, respectively, than if we had continued to account for stock options under APB No. 25.  In addition, basic earnings per share for the three and six months ended September 30, 2006 were $0.03 and $0.05, lower, respectively, and diluted earnings per share were $0.02 and $0.05 lower, respectively, than if we had continued to account for stock options under APB No. 25.  See Note K - "Stock Options, Restricted Stock and Employee Stock Purchase Plan" in the Notes to Consolidated Financial Statements for additional information.

Effects of Recent Accounting Pronouncements

Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", using the modified-prospective-transition method.  See Note K - "Stock Options, Restricted Stock and Employee Stock Purchase Plan" for further discussion regarding this accounting pronouncement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108").  SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected.  A correction to the prior year results that are not material to those years would not require a "restatement process" where prior financials would be amended.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The Company does not anticipate that SAB 108 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements."  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosure about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this statement does not require any new fair value measurements.  This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company's consolidated financial statements.

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

The accompanying unaudited consolidated financial statements for the three-month and six-month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation.  Operating results for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year.

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

Available-for-sale investments at September 30, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$426,057	$-	$-	$426,057
Money market funds	12,111	-	-	12,111
State and Municipal agency obligations	84,364	-	-	84,364
Mortgage-backed securities	26,147	70	-	26,217
Corporate debt securities	451	-	(1)	450
Total available-for-sale investments	$549,130	$70	$(1)	$549,199

Included in cash and cash equivalents	$438,168	$-	$-	$438,168
Included in current marketable securities	110,962	70	(1)	111,031
Total available-for-sale investments	$549,130	$70	$(1)	$549,199

Available-for-sale investments at March 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$95,054	$-	$-	$95,054
Money market funds	3,659	-	-	3,659
State and Municipal agency obligations	71,374	-	-	71,374
Mortgage-backed securities	30,667	-	(85)	30,582
Corporate debt securities	286	-	(1)	285
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Included in cash and cash equivalents	$98,713	$-	$-	$98,713
Included in current marketable securities	102,327	-	(86)	102,241
Total available-for-sale investments	$201,040	$-	$(86)	$200,954

Note E - Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out ("FIFO") method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2006 and March 31, 2006 consisted of:

(in thousands)	September 30	March 31
Raw materials	$4,494	$3,994
Work in process	5,419	5,382
Finished goods on consignment	11,502	11,052
Finished goods	12,237	14,711
	$33,652	$35,139

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

Property and equipment at September 30, 2006 and March 31, 2006 consisted of:

(in thousands)	September 30	March 31
Land	$55	$55
Buildings	10,443	10,053
Leasehold improvements	24,070	21,952
Furniture, fixtures and equipment	56,177	60,004
Construction in progress	3,242	3,481
	93,987	95,545
Less accumulated depreciation	(58,413)	(59,097)
	$35,574	$36,448

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

Information on changes in the Company's accrued product warranty reserves are as follows:

	Six Months Ended
	September 30,
(in thousands)	2006	2005
Beginning warranty reserves	$13,603	$12,025
Costs of warranty claims	(1,756)	(1,477)
Accruals for product warranties	2,635	2,067
Adjustments made to accruals related to pre- existing warranties	-	-
Ending warranty reserves	$14,482	$12,615

Note H - Comprehensive Income

Comprehensive income is net income from continuing operations adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.

Comprehensive income for the three and six-month periods was:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net income	$9,721	$12,118	$251,123	$34,593
Foreign currency translation adjustment	622	(781)	(8,146)	(8,757)
Unrealized (gains) losses on marketable securities and investment activities, net	49	383	101	2
Comprehensive income	$10,392	$11,720	$243,078	$25,838

Note I - Income Taxes

The provision for income taxes for the 2007 and 2006 interim periods was computed in accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods," and was based on projections of total year pre-tax income in accordance with SFAS No. 109, "Accounting for Income Taxes."  The effective income tax rate attributable to continuing operations was 32.7 percent and 30.6 percent for the three months ended September 30, 2006 and 2005, respectively.

The Company's effective tax rate for the three months ended September 30, 2006 has increased when compared to the same period in the prior year due to the expiration of the U.S. research tax credit, the phase-out of the Extraterritorial Income Exclusion and the book treatment of employee equity compensation as required under SFAS 123(R).  This increase was partially offset by a decrease in our rate resulting from the increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States and increased investments utilizing tax-free municipal instruments.

The Company's effective tax rate for the six months ended September 30, 2006 was 30.0%, compared with 29.1% for the same period in the prior year.  The effective tax rate for the six months ended September 30, 2006 has increased as a result of the expiration of the U.S. research credit, the phase-out of the Extraterritorial Income Exclusion and the book treatment of employee equity compensation as required under SFAS 123(R).  This increase was partially offset by a decrease in the Company's rate due to the increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States, the recognition of tax on the Company's repatriation of foreign cash pursuant to IRC Section 965 in the six month period ended September 30, 2005 and increased investments utilizing tax-free municipal instruments.  The effect of certain items, such as the U.S. manufacturing deduction is approximately the same in both the six months ending September 30, 2006 and 2005, respectively.

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

Note J - Earnings per Share

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income from continuing operations: as reported	$10,823	$8,182	$26,497	$25,257
Add back after tax interest expense on convertible note	802	802	1,604	1,604
Net income from continuing operations for numerator of diluted earnings per share	$11,625	$8,984	$28,101	$26,861

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Weighted average outstanding shares: basic	41,360	43,253	41,883	42,748
Shares issuable through stock based compensation arrangements	1,267	2,057	1,239	2,060
Shares issuable through convertible notes	5,150	5,136	5,148	5,135
Shares issuable through warrants	769	1,069	554	534
Weighted average outstanding shares: diluted	48,546	51,515	48,824	50,477

Basic earnings per share - continuing operations	$0.26	$0.19	$0.63	$0.59
Diluted earnings per share - continuing operations	$0.24	$0.17	$0.58	$0.53

Employee equity-based compensation

Shares issuable under the Company's Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method.  The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company's underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive.  The total number of shares excluded based on this policy for the three and six month periods ended September 30, 2006 were 2.1 million and 2.2 million, respectively.  This calculation is done on an instrument by instrument basis.

Convertible subordinated notes and warrants

The terms of the Company's convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company's share price exceeds the 120% conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter.  However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note N - Long Term Debt.  Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.1 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.

As described below in Note N, we purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company's perspective to approximately $39.2107.  SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately.  As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive.  SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.

For example, using the treasury stock method, if the average price of the Company's stock during the period ended September 30, 2006 had been $38.00, $40.00 or $45.00; the shares from the warrants to be included in diluted earnings per share would have been zero, 86,000 and 649,000 shares, respectively.  The total maximum number of shares that could potentially be included under the warrants is approximately 5.1 million.  The average share price of our stock during the quarter ended September 30, 2006 exceeded the $39.2107 conversion price of the warrants.  The impact of these warrants was that 0.769 million shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended September 30, 2006.  The Company adopted the provisions of EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," in December 2004.  The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied.  In addition, the EITF required application on retrospective basis for all periods presented.

Note K - Stock Options, Restricted Stock and Employee Stock Purchase Plan

Long-Term Incentive Plans

The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the "2000 Plan") and its 1991 Plan.  In addition, in September 2005, the Company's shareholders approved an amended and restated version of the Company's Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the "2005 Plan").  In September 2006, the Company's shareholders approved an amendment to the 2005 Plan to increase the number of shares of the Company's common stock available for award grants under the plan by 1,600,000 shares with the new aggregate share limit for the 2005 Plan at 7,600,000 shares.  Options granted under each of the Company's plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant.  At September 30, 2006, the Company had one plan under which stock options were available for future grants, the 2005 Plan.  Pursuant to the terms of the option plans, 746,315 and 904,611 common shares were issued pursuant to exercises during the three-month and six-month periods ended September 30, 2006.

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

Employee Stock Purchase Plan

On September 14, 2005, the Company's Board of Directors approved its Employee Stock Purchase Plan ("ESPP").  The Stock Purchase Plan is intended to assist the Company in securing and retaining its employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company's common stock at an initial discount of 5% from the fair market value of its shares.  The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company's success.

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

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date.  Offering periods commence on January 1, April 1, July 1 and October 1 of each year.  During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period.  Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees.  As of September 30, 2006, 2,274 shares have been purchased under the plan.

Employee Stock-Based Payments

We have employee compensation plans under which various types of stock-based instruments have been granted. These instruments, as more fully described below, principally include stock options, restricted stock and performance units.  As of September 30, 2006, these plans have instruments outstanding that might require the issuance of up to 3.4 million shares of common stock to our employees.  Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

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

Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment".  In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity-based compensation instruments.  We adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R).  Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).  As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended September 30, 2006 were $1.3 million and $0.4 million lower, respectively, and for the six months ended September 30, 2006 were $2.7 million and $1.8 million lower, respectively, than if we had continued to account for stock options under APB No. 25.  In addition, basic earnings per share for the three and six months ended September 30, 2006 were $0.03 and $0.05 lower, respectively, and diluted earnings per share were $0.02 and $0.05 lower, respectively, than if we had continued to account for stock options under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Stock options	$1,299	$	$2,770	$-
Restricted stock	1,005	-	1,718	-
Performance units plan	654	-	694	-
Total stock-based compensation expense, pre-tax	2,958	-	5,182	-
Tax benefit from stock-based compensation expense	(877)	-	(1,384)	-
Total stock-based compensation expense, net of tax	$2,081	$	$3,793	$-

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three-month and six-month periods ended September 30, 2006 was minor.

The above table does not reflect any stock option compensation expense for the three-month and six-month periods ended September 30, 2005 as we generally did not record stock option compensation expense under APB No. 25, as previously discussed.  The following table illustrates the effect on net income and earnings per share for the three-month and six-month periods ended September 30, 2005 as if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123:

Pro Forma Analysis under FAS 123

	Three Months Ended	Six Months Ended
(in thousands, except per share information)	September 30, 2005
Net income from continuing operations	$8,182	$25,257
Deduct: compensation expense fair value method	(1,222)	(2,668)
Net income: pro forma	$6,960	$22,589

Earnings per share from continuing operations:
Basic: as reported	$0.19	$0.59
Impact of stock option expense	(0.03)	(0.06)
Basic: pro forma	$0.16	$0.53

Net income: as reported	$8,182	$25,257
Add back after-tax interest expense on convertible notes	802	1,604
Net income: diluted earnings per share	8,984	26,861
Deduct: compensation expense fair value method	(1,222)	(2,668)
Net income: diluted earnings per share pro forma	$7,762	$24,193

Earnings per share from continuing operations:
Diluted: as reported	$0.17	$0.53
Impact of stock option expense	(0.02)	(0.05)
Diluted: pro forma	$0.15	$0.48

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options' vesting periods.

We expect the impact of stock based compensation expenses to be in the range of $0.16 to $0.18 per diluted share in fiscal year ending March 31, 2007 compared to $0.08 for fiscal year ended March 31, 2006.  The estimated impact of stock option expense for fiscal year ending March 31, 2007 is greater than the corresponding pro forma expense amount for fiscal year ended March 31, 2006 principally due to the granting of additional restricted shares and performance units.  The estimated effect on diluted earnings per share of the annual compensation related to restricted shares and performance units is estimated to be in the range of $.09 to $0.11.

Employee Stock Options, Restricted Stock Grants and Performance Units

Several of our equity-based compensation plans provide for grants of stock options to employees.  For executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment, the date the executive is informed of the grant, or the date our Board of Directors approves the grant.  For non-executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment or the date the employee is informed of the grant.  These options normally vest over a four year period and expire ten years from the date of grant.  These plans also provide for grants of restricted stock and performance units.  Restricted stock grants generally have restrictions which lapse over a five year period.   Performance stock units will vest on March 31, 2009 contingent upon achievement of specified pre-established performance goals.  Eligible employees generally receive a grant of stock options and/or restricted stock annually with the number of shares and type of instrument generally determined by the employee's salary grade and performance level.  In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment.  These stock-based plans provide for accelerated vesting/lapse of restrictions if there is a change in control as defined in the plans.  We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility takes into consideration the historical volatility in the price of our common stock to estimate the volatility in our publicly traded instruments during the period the option is granted. We believe the historical volatility in these instruments is indicative of expected future volatility in the price of our common stock.  Upon the adoption of SFAS No. 123(R), the expected life of the option is estimated using the historical data to estimate the expected life of the options.  The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.  Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model.  Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred.  There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures.  The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the six months ended September 30:

	2006	2005
Weighted average fair value of common stock	$46.24	$40.41
Weighted average fair value of stock options granted	$14.00	$10.37
Risk-free interest rate	5.22%	3.89%
Expected life (in years)	4.94	4.93
Expected volatility	0.36%	0.32%
Expected dividend yield	1.3%	1.6%

Stock option information with respect to our stock-based compensation plans during the six months ended September 30, 2006 is as follows:

(in thousands, except per share amounts)	Options	Weighted-average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Balance unexercised at March 31, 2006	3,682	$24.08	-	$97,418
Granted	155	41.32	-	1,405
Exercised	(904)	17.64	-	25,766
Forfeited/expired	(260)	32.33	-	5,074
Balance unexercised at September 30, 2006	2,673	$26.40	-	$64,119

Vested at September 30, 2006	1,523	$20.36	5.61	$45,718

Exercisable at September 30, 2006	1,523	$20.36	5.61	$45,718

The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was approximately $35.4 million and $41.7 million, respectively.

The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company's common stock on the grant dates.  Information regarding our restricted stock during the six months ended September 30, 2006 is as follows:

Nonvested shares (in thousands)	Shares	Weighted- average grant date fair value
Nonvested at March 31, 2006	279,142	$52.71
Granted	155,960	42.04
Vested	-	-
Forfeited	(16,170)	52.71
Nonvested at September 30, 2006	418,932	$49.27

As of September 30, 2006, there was $35.3 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units.  That cost is expected to be recognized over a weighted-average period of 1.7 years.  We recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Performance Award Program

In June and July 2006, certain management-level employees received grants of Performance Stock Units ("PSUs").  A PSU gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a performance period ending March 31, 2009.  The performance goals are based upon Mentor's total shareholder return compared to the average total shareholder return reported by the Russell 2500 Growth Index over the performance period.

PSUs are assigned a unit value based on the fair market value of the Company's common stock on the grant date.  The ultimate level of attainment of performance goals is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 200%).  This percentage is multiplied by the number of PSUs initially granted to determine the number of shares of common stock payable to the recipient.  In addition, dividends that would have accrued over the performance period attributable to the final share grant under the program will be payable to the recipients.

Vesting of the PSUs occurs entirely on March 31, 2009.  Consequently, no PSUs have yet vested and no common stock has been issued and no dividends have been accrued or paid to any recipient as of September 30, 2006.  The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period.

Information regarding our Performance Stock Units during the six months ended September 30, 2006 is as follows:

Nonvested performance stock units (in thousands)	Shares	Fair market value date of grant
Nonvested at March 31,, 2006	-	$-
Granted (maximum award)	357,420	7,574
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2006	357,420	$7,574

Note L - Share Repurchase Program

The Company has a stock repurchase program to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.  During fiscal 2006, approximately 996,000 shares were repurchased from retiring board members for approximately $42.8 million, and 5.3 million shares remained authorized for repurchase as of March 31, 2006.  During the quarter ended June 30, 2006, the Company repurchased 2.0 million shares of its common stock for a total of $84 million from an investment partnership managed by ValueAct Capital.  ValueAct Capital's managing director, Mr. Jeff Ubben, is a member of the Company's Board of Directors.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.  See Note P - "Related Party Transactions" for additional information on the share repurchase.

On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to $166 million worth of our common stock under a Rule 10b5-1 Plan (the "10b5-1 Plan") compliant with Rule 10b-18.  The first repurchase under the 10b5-1 Plan could not take place prior to the third trading day following the Company's announcement of its financial results for the three months ending June 30, 2006.  In connection with the entry into the 10b5-1 Plan, our Board of Directors of the Company increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.

As of September 30, 2006, approximately 5.0 million shares remain authorized for repurchase under the Company's stock repurchase program.  All shares repurchased under the program have been retired and are no longer deemed to be outstanding.  The timing of repurchases is subject to market conditions and cash availability.   There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.

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

All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing.  The impairment tests involve the use of both estimates of fair value for the Company's reporting units as well as discounted cash flow assumptions.  Impairment tests are performed in the fourth quarter of each fiscal year.  No potential impairment issues were noted for the quarter ended September 30, 2006.

Note N - Long-Term Debt

On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of the Company's common stock at an adjusted conversion price of $29.1279 per share and are subordinated to all existing and future senior debt.

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

At an initial conversion price of $29.289, each $1,000 principal amount of notes will be convertible into 34.1425 shares of common stock.  As a result of the Company's recent dividend increase, the conversion price has been adjusted to $29.1279, and each $1,000 principal amount will be convertible into 34.33 shares of common stock.

During the quarter ending September 30, 2006, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.

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

Concurrent with the issuance of the notes, the Company issued warrants to Credit Suisse First Boston LLC.  The warrants are European-style call warrants, which also expire on January 1, 2009.  The holder of the warrants is entitled to purchase 5.14 million shares of the Company's common stock at $39.2107.  The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.

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

Note O - Short Term Bank Borrowings

Credit Agreement

On May 26, 2005, the Company entered into a Credit Agreement (the "Credit Agreement") that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and a $50 million alternative currency sublimit.  The Credit Agreement expires on September 30, 2008.  At the election of the Company, and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds under the Credit Agreement are available to the Company to finance permitted acquisitions, for stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 30, 2006, only $198 million was available for borrowings.  During the quarter ended June 30, 2006 the Company entered into an Amendment to the Credit Agreement ("First Amendment") to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments.  Additionally, the First Amendment releases urology subsidiaries as guarantors, releases the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modifies certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.

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

The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00.  The covenants also restrict the Company's ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds.  The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.  If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of September 30, 2006, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility

On October 4, 2005, Mentor Medical Systems B.V., ("Mentor BV"), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the "Facility") with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. ("RaboBank").

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. Dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  As of November 6, 2006, approximately $5.0 million was outstanding under the Facility.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems C.V. to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of September 30, 2006, all covenants and restrictions were satisfied.

Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

Outstanding borrowings under all credit arrangements had a weighted-average interest rate of 6.1% for the six-month period ended September 30, 2006.  A total of $205.7 million was available under the senior revolving credit facility and foreign lines of credit at September 30, 2006, and approximately $202.2 million was available under all lines of credit at March 31, 2006.

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

In connection with the sale to Coloplast, the Company entered into a Transition Services Agreement and various supply agreements.  Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company provides to Coloplast and Coloplast provides to the Company, services including accounting, information technology, customer support and use of facilities.  Under the supply agreements the Company supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies The Company with components for the manufacture of our breast implants.  These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of 6 - 36 months.  Costs incurred and services provided will be reimbursed by both parties.  Costs the Company incurs and reimbursement for services provided will be classified as in discontinued operations in the consolidated income statement.  These services and supply agreements are not expected to have a significant impact on the Companies future cash flows.

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

Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006 and $55.6 million and $116.8 million for the three-month and six-month periods ending September 30, 2005.  Income (loss) before income taxes from discontinued operations for the three and six months ending September 30, 2006 was ($1.8) million and $366.3 million, (including a pre-tax gain of $360.5 million on the sale of our Urology Business) and $6.8 million and $16.2 million for the three and six months ending September 30, 2005, respectively.

Note R - Postretirement Benefit Plan

The Company's Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation.  The Company matches contributions up to specified percentages of each employee's compensation depending on how the employee allocates his or her contributions.  Charges against income for the matching contributions were $0.2 million and $0.2 million for the three-month periods ending September 30, 2006 and 2005, and $0.5 million and $0.4 million for the six-month periods ending September 30, 2006 and 2005.

Note S - Contingencies

Warranty and product liability claims are a regular and ongoing aspect of the medical device industry.  At any one time, the Company may be subject to claims against it and may be involved in litigation.  These actions can be brought by an individual or by a group of patients purporting to be a class action.  The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time.  The Company has retained liabilities associated with warranty and product liability claims arising out of its urology products sold prior to the June 2, 2006 closing date.  No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company.  In accordance with SFAS No. 5 "Accounting for Contingencies," a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated.  If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued.  If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.

The Company carries product liability insurance on all its products, except its silicone gel-filled breast implants, which in the United States are only available through a controlled clinical study.  This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate.  The Company had established reserves of $2.8 million and $2.9 million at September 30, 2006 and March 31, 2006, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits.  In addition, the Company had established additional reserves of $4.2 million and $3.8 million at September 30, 2006 and March 31, 2006, respectively, through its wholly-owned captive insurance company based on actuarially determined estimates and taking the Company's excess insurance coverage into account.  Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted.  Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company's operating results in future periods.

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

In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings.  The Company does not anticipate that any of these current proceedings will have a material adverse effect on the Company.

The Company has also agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of the Company's Urology Business.  Generally, the Company has retained responsibility for various legal liabilities prior to closing.  The Company also made representations and warranties to Coloplast about the condition of the Urology Business, including matters relating to intellectual property, regulatory compliance and environmental laws.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement:

The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities.  We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended March 31, 2006, Quarterly Report on Form 10-Q for the period ended June 30, 2006, and subsequent reports on Form 8‑K, which discuss our business in greater detail.

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

  Our ability to continue to meet United States Food and Drug Administration ("FDA") and other regulatory requirements;

  Our anticipated outcomes of litigation and regulatory reviews;

  Our ability to replace sources of supply without disruption and regulatory delay; and

  Our expectation that selling, general and administrative expenses will increase as a result of the adoption of SFAS 123(R) - "Share-Based Payment" which requires all share-based payments be recognized in the financial statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control.  Actual results could differ materially from these forward-looking statements as a result of the facts described in "Item 1A - Risk Factors" or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, product recalls, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, FDA or other regulatory delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-Q will, in fact, transpire.

Company Overview

Founded in 1969, Mentor Corporation is a leading supplier of products serving the aesthetic market.  We develop, manufacture and market a range of products serving the aesthetic market.  Our products include surgically implantable prostheses for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction) and facial rejuvenation products including various types of products for skin restoration..  Historically, we operated in three reportable segments:  aesthetic and general surgery, surgical urology, and clinical and consumer healthcare.  On May 17, 2006, we entered into a definitive purchase agreement to sell our surgical urology and clinical and consumer healthcare business segments (collectively, the "Urology Business") to Coloplast A/S for total consideration of $463 million ($456 million in cash and the remainder consisting of the value of certain foreign tax credits that we expected to realize arising from the transaction prior to the close).  On June 2, 2006, the sale of the Urology Business was completed.  On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million, which is not included in the total consideration of $463 million.  The purchase price is subject to a post-closing adjustment based on the working capital of the Urology Business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business who will not continue with the Urology Business following the closing of the transaction, and certain other administrative costs.  The purchase agreement with Coloplast contains customary representations and warranties and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters, with our liability for breaches of representations and warranties generally limited to 15% of the purchase price.  Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months.  In addition, the purchase agreement provides that we will not enter into or engage in a business that competes with the Urology Business, on a worldwide basis, for a period of seven years following the closing of the transaction.  These restrictions on competition do not apply to (i) the development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any business acquired and operated by us or our affiliates for so long as any such businesses generate less than $5 million in aggregate annual revenues from any competing business.  These restrictions on competition terminate upon a change in control of Mentor.

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

We employ approximately 935 people around the world and are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, The Netherlands and the United Kingdom.  We also purchase finished products and certain raw material components from third party manufacturers and suppliers.  Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense and the cost associated with our product warranty programs.  Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, and changes in manufacturing processes and yields.

In addition to our strong domestic presence, we export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim.  Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, France, Benelux, Australia, Spain and Italy, as well as through independent distributors in other countries.

We employ a domestic sales force for our aesthetic surgery and specialists to support our body contouring product lines.  The sales force provides product information and specific data support and related services to physicians, nurses and other health care professionals.  We promote our products through participation in and sponsorship of medical conferences and educational seminars, television, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs.  In addition, we contribute to organizations that provide counseling and education for persons suffering from certain conditions, and we provide patient education materials for most of our products to physicians for use with their patients.

Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global organization. Our selling expenses consist primarily of salaries, commissions, and marketing program costs.  General and administrative expenses incorporate the costs of accounting, human resources, information services, equity compensation expense, intangible amortization, legal and insurance costs.

Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory costs, intellectual property procurement, contract services, and other outside costs.  We also conduct research on materials technology, product design and product improvement options.

Our quarterly results reflect seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue and profitability of all of the quarters.  This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacations during this quarter.

Recent Events

On October 30, 2006, we announced that we had entered into a commercialization agreement with Genzyme Corporation under which Genzyme will develop future hyaluronic acid ("HA") dermal filler products which we will market and distribute through our sales channels.

On October 20, 2006, we received medical device licenses with terms and conditions from the Therapeutic Products Directorate ("TPD") of Health Canada to begin marketing and selling our round and contour silicone gel-filled breast implants in Canada for use in augmentation, reconstruction and revision procedures.

On July 28, 2005, we received an "approvable letter" with conditions from the FDA on our pre-market approval application for our MemoryGel™ round silicone gel-filled breast implants.  The approvable letter stipulated a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  These conditions were generally consistent with those conditions that the FDA Advisory Panel, composed of outside experts selected by the FDA, had recommended in their April 2005 review of our PMA application.  We remain in discussion with the FDA regarding the conditions.  We expect to incur additional expenses as a result of our post-approval conditions, including patient monitoring and data collection, which could be substantial.  In addition, we cannot guarantee that the FDA will provide final approval, nor can we determine when the FDA's decision regarding approval will be made.

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

Inventories

We value our inventories at the lower of cost, based on the first-in first-out ("FIFO") cost method, or the current estimated market value of the inventory.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required.  These additional valuation adjustments would be included in cost of sales.

Warranty Reserves

The Company offers two types of warranties relating to its breast implants in the United States, Canada, and Puerto Rico:  a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture.  The Company's standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants.  The Company provides an accrual for the estimated cost of the standard limited breast implant warranty at the time revenue is recognized.  Costs related to warranties are recorded in cost of sales.  The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the cost of the enhanced limited warranty is recognized as costs are incurred.  The accrual for the standard limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by the Company's insurance company using actuarial techniques.  The accrual is analyzed periodically for adequacy.  While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of the Company's component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties.  Should actual patient claim rates reported differ from the Company's estimates, adjustments to the estimated warranty liability may be required.  These adjustments would be included in cost of sales.

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

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units, performance stock units, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption is required in the Black-Scholes model.  Our selection of the implied volatility approach is based on the availability of data regarding actively traded options on our stock as we believe that implied volatility is more representative than historical volatility.  The expected life of the stock options is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights.  The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant.  Stock-based compensation expense recognized in our financial statements in fiscal 2006 and thereafter is based on awards that are ultimately expected to vest.  The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We will evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.  If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.  To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional amortization of the compensation over the underlying instruments' remaining vesting periods.  Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note K of our "Notes to Consolidated Financial Statements."

Pursuant to SFAS 123( R), the fair values of our Performance Stock Units ("PSUs") were estimated using a Monte Carlo simulation model.  Similarly, the fair value of our Restricted Stock Grants is based on the underlying share price on the date of grant.  These calculated values are amortized to expense over their respective vesting periods.

RESULTS OF OPERATIONS

The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.7	25.1	27.7	24.9
Gross profit	72.3	74.9	72.3	75.1
Selling, general and administrative expense	42.9	41.3	39.9	37.1
Research and development expense	13.4	12.8	11.5	10.4
Operating income	16.0	20.8	20.9	27.6
Interest expense	(2.5)	(2.4)	(2.2)	(2.1)
Interest income	10.2	1.5	6.7	1.2
Other income (expense), net	0.3	0.2	0.5	0.1
Income before income taxes	24.0	20.1	25.9	26.8
Income taxes	7.8	6.1	7.8	7.8
Net income from continuing operations	16.2	14.0	18.1	19.0
Net income (loss) from discontinued operations	(1.4)	6.7	1.7	7.0
Gain (loss) on sale of discontinued operations	(0.3)	-	151.8	-
Net income	14.5%	20.7%	171.6%	26.0%

For the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005

Net Sales

Net sales for the three-month period ended September 30, 2006 increased 14% to $66.9 million, compared to $58.7 million for the same period in the prior year.   Foreign exchange rate movements, primarily the stronger Canadian Dollar and to a lesser extent, the strengthening of the Euro, over the same quarter in the prior year had a favorable year-to-year impact on sales of $0.5 million.  Total sales of breast aesthetic products increased 15% to $58.2 million for the quarter from $50.5 million for the same period in the prior year.  Increased breast aesthetic sales were driven by growth in both saline and silicone-gel products across all markets and resulted in gains in market share.  We anticipate that our breast aesthetic sales in fiscal 2007 will be driven by existing products in all markets.  Net sales of body contouring products decreased 8% to $3.8 million for the quarter, from $4.1 million for the same period in the prior year.  This decrease is primarily related to our decision to discontinue sale of a number of low margin products within the body contouring product line in connection with our continuing analysis of the body contouring business.  We expect sales of body contouring products will continue to be less than prior year amounts as a result of our discontinuance of low margin products.  Other aesthetic products sales increased 21% to $4.9 million for the quarter, from $4.0 million for the same period in the prior year primarily as a result of increased revenue from our facial aesthetics products, including Niadyne's NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006.

Cost of Sales and Gross Profit

Gross profit increased $4.4 million to $48.4 for the quarter from $43.9 million in the same period prior year; however, the gross profit percentage decreased to 72.3% of net sales for the quarter compared to 74.9% for the same period in the prior year.  The decrease in gross profit percentage was a result of increased cost of sales as a result of slightly higher raw material costs over the prior year, a shift in sales mix, shift in the foreign exchange rate of the Euro to U.S. Dollar, unfavorable manufacturing variances associated with product modifications, and increased product warranty expense of $0.6 million over the same period in the prior year.  We believe that our gross profit as a percentage of net sales will remain within the range of low to mid-seventies for the remainder of the fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.5 million to $28.7 million, or 42.9% of net sales, for the three months ended September 30, 2006, compared to $24.3 million, or 41.3% of net sales, in the same period in the prior year.  The increase was primarily due to $2.9 million of compensation expense as a result of our adoption of SFAS 123(R) on April 1, 2006, $1.0 million in additional commission expenses as a result of higher net sales, and $0.9 million in expenses associated with the negotiation of our commercialization agreement with Genzyme.  The increase in selling, general and administrative expenses was partially offset by a decrease in sales-and-use tax expense of $1.2 million as a result of resolutions of tax audits in various taxing jurisdictions.

Research and Development

Research and development expense was $9.0 million, or 13.4% of net sales, for the three months ended September 30, 2006, compared to $7.5 million or 12.8% of net sales, in the same period in the prior year.  The increase in research and development spending includes $1.1 million in severance-related costs in connection with our on-going evaluation of our corporate infrastructure and $0.7 million in expenses related to our hyaluronic acid dermal filler development program with Genzyme.  We recently entered into a commercialization agreement for the future development of hyaluronic acid dermal fillers and expect that research and development expenses will continue to increase as a result of the activities contemplated by this agreement.

We expect to continue to incur additional severance-related costs in selling, general and administrative and research and development in the third and fourth quarters of fiscal 2007 as we continue to evaluate our corporate infrastructure in efforts to continue to improve our efficiency and profitability.

Interest and Other Income and Expense

Interest expense was $1.6 million for the three months ended September 30, 2006, compared to $1.4 million in the same period in the prior year.  These costs included interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.  The increase in interest expense was primarily attributable to higher commitment fees and increased borrowings on our international credit facilities.

Interest income increased $5.9 million to $6.8 million for the three months ended September 30, 2006, compared to $0.9 million in the same period of the prior year as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment as a result of the $458 million in cash proceeds received from the sale of our Urology Business.  Included in the cash balances providing interest income at September 30, 2006, was a $10.0 million escrow account associated with the sale of the Urology Business to Coloplast.

Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income for the three-month period ending September 30, 2006 increased $0.1 million from the same period in the prior year.

Income Taxes

Our effective tax rate for the three months ended September 30, 2006 was 32.7%, compared with 30.6% for the same period in the prior year.  Our effective tax rate for the three months ended September 30, 2006 has increased as a result of the expiration of the U.S. research credit, the phase-out of the Extraterritorial Income Exclusion and the book treatment of employee equity compensation as required under SFAS 123(R).  This increase was partially offset by a decrease in our rate for increased investments utilizing tax-free municipal instruments.  The effect of certain items, such as the U.S. manufacturing deduction is approximately the same in both the three months ending September 30, 2006 and 2005, respectively.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006.  For the three-month period ended September 30, 2006, we had a loss from discontinued operations, net of income taxes, of $1.1 million compared to income from discontinued operations, net of income taxes, of $3.9 million for the three months ended September 30, 2005.  For further details regarding discontinued operations, See Note Q of the Notes to Consolidated Financial Statements.

For the six-month period ended September 30, 2006 compared to the six-month period ended September 30, 2005

Net Sales

Net sales for the six-month period ended September 30, 2006 increased 10% to $146.3 million, compared to $132.8 million for the same period in the prior year.  Foreign exchange rate movements, primarily the stronger Canadian Dollar and to a lesser extent, the strengthening Euro, over the same period in the prior year had a favorable year-to-year impact on sales of $0.9 million.  Total sales of breast aesthetic products increased 11% to $127.7 million for the six-month period ended September 30, 2006 from $115.3 million for the same period in the prior year.  Increased breast aesthetic sales were primarily driven by growth in silicone-gel products in both the domestic and international markets and to a lesser extent saline implant products in the domestic market.  Net sales of body contouring products decreased 2% to $8.9 million for the six-month period ended September 30, 2006, from $9.1 million for the same period in the prior year.  This decrease is primarily related to our decision to discontinue sale of a number of low margin products within the body contouring product line in connection with our continuing analysis of the body contouring business.  Other aesthetic products sales increased 17% to $9.7 million for the six-month period ended September 30, 2006, from $8.4 million for the same period in the prior year primarily as a result of increased revenue from our facial aesthetics products, including Niadyne's NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006 and Puragen™, which was launched in a variety of international markets in May 2005.

Cost of Sales and Gross Profit

Gross profit increased $6.1 million to $105.8 for the six months ended September 30, 2006, from $99.7 million in the same period prior year; however, the gross profit percentage decreased to 72.3% of net sales for the six months ended September 30, 2006, compared to 75.1% for the same period in the prior year.  The decrease in gross profit percentage was primarily due to increased cost of sales as a result of increased product warranty expense of $1.4 million and additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million over the same period in the prior year.  Also contributing to the lower gross profit percentage was an increase in standard costs over prior year at our facility in The Netherlands and a shift in product mix.  The gross profit percentage in the prior year had the benefit of favorable pricing on raw materials and favorable manufacturing efficiencies due to the mix of product manufactured.  We believe that our gross profit percentage will remain within the range of low to mid-seventies percentage of net sales for the remainder of the fiscal year.

Selling, General and Administrative

Selling, general and administrative expenses increased $9.2 million to $58.4 million, or 39.9% of net sales, for the six months ended September 30, 2006, compared to $49.3 million, or 37.1% of net sales, in the same period in the prior year.  The increase was primarily due to $5.2 million of compensation expense as a result of our adoption of SFAS 123(R) on April 1, 2006, $2.2 million in severance related expense related to our ongoing business rationalization initiative, $1.1 million increase in selling and marketing compensation expense as a result of higher sales, and an increase of $0.6 million in incentive compensation expenses associated with achieving specific operating targets.  The increase in selling, general and administrative expenses was partially offset by lower sales-and-use-tax expense of $1.2 million as a result of resolutions of tax audits in various taxing jurisdictions and the completion of our direct-to-consumer television advertising program related to our breast implant products, resulting in decreased expenses of approximately $1.3 million.

Research and Development

Research and development expense was $16.9 million or 11.5% of net sales, for the six months ended September 30, 2006, compared to $13.8 million or 10.4% of net sales, in the same period in the prior year.  The increase in research and development spending includes $1.2 million in severance-related costs in connection with our on-going evaluation of our corporate infrastructure, expenses of approximately $1.2 million associated with Phase II clinical trials for our botulinum toxin project and $0.7 million in expenses related to our hyaluronic acid dermal filler development program with Genzyme.  These increases in research and development expenses were partially offset by a decrease of approximately $1.0 million in expenses related to support of our silicone gel-filled breast implant regulatory submissions in the United States and Canada.  We recently entered into a commercialization agreement for the future development of hyaluronic acid dermal fillers and expect that research and development expenses will continue to increase as a result of the activities anticipated to occur under this agreement.

We expect to continue to incur additional severance-related costs in selling, general and administrative and research and development in the third and fourth quarters of fiscal 2007 as we continue to evaluate our corporate infrastructure in efforts to continue to improve our efficiency and profitability.

Interest and Other Income and Expense

Interest expense was $3.3 million for the six months ended September 30, 2006, compared to $2.7 million in the same period in the prior year.  These costs included interest on our $150 million convertible subordinated notes at 2¾% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.  The increase in interest expense was primarily attributable to higher commitment fees and increased borrowings on our international credit facilities.

Interest income increased $8.3 million to $9.9 million for the six months ended September 30, 2006 compared to $1.6 million in the same period of the prior year as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment as a result of the $458 million in cash proceeds received from the sale of our Urology Business.  Included in the cash balances providing interest income at September 30, 2006 was a $10.0 million escrow account associated with the sale of the Urology Business to Coloplast.

Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations.  Other income for the six months ended September 30, 2006 increased $0.6 million from the same period in the prior year.

Income Taxes

Our effective tax rate for the six months ended September 30, 2006 was 30.0%, compared with 29.1% for the same period in the prior year.  Our effective tax rate for the six months ended September 30, 2006 increased primarily due to the expiration of the U.S. research credit, the phase-out of the Extraterritorial Income Exclusion, and the book treatment of employee equity compensation as required under SFAS 123(R).

Net Income from Continuing Operations and Earnings Per Share

Net income from continuing operations for the six months ended September 30, 2006 increased 5% to $26.5 million, from $25.3 million in the same period in the prior year.  Diluted earnings per share increased 9% to $0.58 for the six months ended September 30, 2006, compared to $0.53 for the same period in the prior year.

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006.  For the six months ended September 30, 2006, which includes operating activity of two months ending June 2, 2006 and the six-month period ended September 30, 2005, income from discontinued operations, net of income taxes, was $2.4 million and $9.3 million, respectively.  This decrease is primarily the result of the shorter operating period this year.  For further details regarding discontinued operations, See Note Q of the Notes to Consolidated Financial Statements.

Gain on Sale of Discontinued Operations, Net of Income Taxes

For the six months ended September 30, 2006, we recorded a net gain of $222.2 million after taxes and expenses related to the sale of our Urology Business.  We received proceeds of approximately $458 million in cash and the benefit of certain foreign tax credits arising before the sale.  The proceeds are subject to customary post-closing adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds.  We recently completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which is subject to customary post-closing adjustments and includes non-cash consideration consisting of the value of certain foreign tax credits that we expect to realize arising from the transaction prior to the close.  On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million received from an unrelated third party.  After income taxes and transaction related expenses are paid in future quarters, we expect net after tax proceeds from the sale to be approximately $320 million.  Income taxes and related expenses will be paid over the reminder of our fiscal year.  We believe that existing funds including the proceeds of this sale, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, stock repurchases, and debt service requirements for the foreseeable future.  We believe that the loss of future cash flows from our discontinued surgical urology and clinical and consumer healthcare segments will not have a significant negative impact on our future finance levels, terms of financing or covenants.  Cash flows have been segregated between continuing operations and discontinued operations in the Consolidated Statements of Cash Flows.

As of September 30, 2006, we had cash, cash equivalents and short-term marketable securities of $549.2 million, an increase of $348.2 million from $201.0 million as of March 31, 2006.  The principal components of the increase in cash, cash equivalents and marketable securities were cash proceeds generated from the sale of our Urology Business of $458 million and cash generated from operating activities of continuing operations of $54.8 million, proceeds of $16.0 million from the exercise of employee stock options, and stock purchases under our Employee Stock Purchase Plan, partially offset by $84.0 million for shares repurchased, $15.2 million in dividends paid, $9.0 million to reduce amounts outstanding on existing lines of credit, $8.6 million in net purchase of marketable securities, cash used by operating activities of discontinued operations of $66.4 million and $6.1 million used for net capital expenditures of continuing operations.

We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

(in thousands)	September 30, 2006	March 31, 2006
Cash and cash equivalents	$438,168	$98,713
Marketable debt securities	111,031	102,241
Total cash, cash equivalents and marketable debt securities	$549,199	$200,954
Percentage of total assets	75%	37%

Cash Flow Changes

The following table summarizes our cash flow activity:

	Six Months Ended September 30,
(in thousands)	2006	2005
Net cash provided by continuing operating activities	$54,798	$45,672
Net cash used for continuing investing activities	(14,647)	(79,819)
Net cash (used for) provided by continuing financing activities	(92,245)	21,654
Net cash (used) provided by discontinued operations	(66,524)	4,985
Proceeds from the sale of the Urology Business	458,066	-
Effect of currency exchange rates on cash and cash equivalents	7	(1,177)
Increase (decrease) in cash and cash equivalents	$339,455	$(8,685)

Cash Provided by Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations of $54.8 million and $45.7 million for the six months ended September 30, 2006 and 2005, respectively, was greater than net income in those periods, due to the net impact of non-cash adjustments to income.  Non-cash adjustments included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation and amortization, deferred income taxes, loss on long term marketable securities and loss on the disposal of assets.  For the six-month periods ended September 30, 2006 and 2005, operating cash flows were positively impacted in the amount of $6.4 million and negatively impacted in the amount of $6.7 million, respectively, by changes in working capital balances.  Our working capital was $553.1 million at September 30, 2006, and $201.6 million at March 31, 2006.

Cash Used for Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations was primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the six months ended September 30, 2006, total cash used in investing activities of continuing operations was $14.6 million.  Our net purchases of marketable securities totaled $8.6 million and our capital expenditures totaled $6.1 million.  We anticipate our capital expenditures to total approximately $10.0 million in fiscal 2007, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment.  For the six months ended September 30, 2005, total cash used in investing activities of continuing operations was $79.8 million.  This amount was primarily comprised of net purchases of marketable securities of $75.6 million and $4.2 million in capital expenditures.

Cash (Used) Provided by Discontinued Operations

Cash used by discontinued operations was $66.5 million for the six months ended September 30, 2006 and cash provided by discontinued operations for the six months ended September 30, 2005 was $5.0 million.  The amount in 2006 was comprised of $66.4 million used by operating activities of discontinued operations, primarily tax payments related to the gain on sale of the Urology Business, adjusted for non-cash items and $0.1 million in unfavorable currency exchange rate adjustments.  In 2005, the amount was comprised of $9.6 million provided by operating activities of discontinued operations, less capital expenditures of $1.5 million, $.5 million in unfavorable currency exchange rate adjustments, and $2.7 million repaid on lines of credit.

Cash (Used for) Provided by Financing Activities of Continuing Operations

Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends and our stock repurchase program, and the net impact of our debt financing activities.

We have a stock repurchase program, primarily to offset the dilutive effect of our employee equity compensation program and to reduce the overall number of shares outstanding.  All shares repurchased under the program are retired and are no longer deemed to be outstanding.   On June 5, 2006, we agreed to repurchase 2 million additional shares from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount from the closing market price quoted on the NYSE of $42.21 on that date.  The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company's continuing stock repurchase program.  Mr. Jeff Ubben, managing director of ValueAct Capital, is a member of our Board of Directors.  The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing shares of the Company's common stock.  Repurchases will be made under a Rule 10b5-1 Plan compliant with Rule 10b-18.  The first repurchase under the 10b5-1 Plan could not take place prior to the third trading day following our announcement of our financial results for the three months ended June 30, 2006.  The timing of purchases and the exact number of shares to be purchased will depend on market conditions.  The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.  In connection with our entry into the 10b5-1 Plan, the Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program and under the 10b5-1 Plan from 3.3 million to 5.0 million shares.  The Board approved the repurchase of shares of our common stock under the 10b5-1 Plan in an amount not to exceed $166 million in total repurchases (subject also to the 5.0 million shares limitation), consistent with the limitations set forth in our $200 million Credit Agreement, dated as of May 25, 2005, as amended on May 31, 2006.

At November 6, 2006, 4.9 million shares remained authorized for repurchase.  The timing of our repurchases is subject to market conditions, and cash availability.  There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.  Additionally, our Credit Agreement as amended on May 31, 2006 limits the amount of equity securities we can repurchase to $250 million (of which $163 million remains available for repurchase) plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.

On September 1, 2006, the Board of Directors declared a quarterly cash dividend payable on our common stock from $0.17 to $0.18 per share.  It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs.  At the current annual dividend rate of $0.72 per share, the aggregate annual dividend would be approximately $30 million.

We receive cash from the exercise of employee stock options and the employee stock purchase plan ("ESPP").  Employee stock option exercises and ESPP purchases provided $16.0 million and $37.3 million of cash in the six months ended September 30, 2006 and 2005, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Financing Arrangements

Senior Credit Facility

On May 26, 2005, we entered into a three-year Credit Agreement ("Credit Agreement") that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit.  At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million.  Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes.  The Company has three standby letters of credit totaling $2 million outstanding under the Credit Agreement.  Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 30, 2006, only $198 million was available for borrowings.

On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business.  Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement.  The amendment also amends certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase.  As of November 6, 2006, there were no borrowings outstanding under the Credit Agreement.

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

The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006.  Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years.  Up to €10 million of the Facility may be drawn in the form of U.S. dollars.  Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes.  On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the six months ended September 30, 2006, $9.0 million of this amount was repaid.  Accordingly $5.0 million was outstanding and $7.6 million was available under this facility at September 30, 2006.

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

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of September 30, 2006, all covenants and restrictions had been satisfied.  Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries.  These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.

At September 30, 2006, our total short-term borrowings under all lines of credit were $5.0 million and the weighted-average interest rate was 6.1%.  The total amount of additional borrowings available to us under all lines of credit was $205.7 million at September 30, 2006, and $202.2 million at March 31, 2006.

Convertible Subordinated Notes

On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2¾% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt.  As a result of our recent dividend increase the conversion price has been adjusted to $29.1279 and each $1,000 principal amount will be convertible into 34.33 shares of common stock.   Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.2107.

One of the conditions required for conversion of the notes was satisfied during the quarter ended September 30, 2006, and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.  The warrant holder also has the right to purchase 5.1 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.2107 per share.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership ("PTF") filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleges, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. ("O&O"), an unrelated entity at that time, which was dated as of March 14, 1990 ("Merger Agreement") (prior to the merger, O&O had no affiliation with us).  PTF alleges that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder.  PTF seeks damages in excess of $18 million, which is the maximum amount of royalties PTF could have received under the Merger Agreement.  We intend to vigorously defend the lawsuit; however, we can provide no assurance that we will prevail, and we may be required to pay monies to resolve the claim..

In addition, in the ordinary course of our business we experience product-related and other varied types of claims that sometimes result in litigation or other legal proceedings.  Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.

Item 1A. - Risk Factors

Our business faces many risks.  The risks described below include changes from the risk factors as previously disclosed set forth in our Annual Report on Form 10-K for the fiscal year ending March 31, 2006 and may not be the only risks we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock or our convertible notes could decline.  You should consider the following risks together with those set forth in our Annual Report on Form 10-K before deciding to invest in our common stock or convertible notes.

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

Additionally, we offer product replacement and certain financial assistance for surgical procedures that fall within our limited warranties and coverage periods of implantation on our breast implant products, and we accrue for those limited warranties.  Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty periods, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by the insurance company using actuarial techniques.  We assess the adequacy of these accruals periodically and adjust the amounts as necessary based on actual experience and changes in future expectations.  We also recently expanded our limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and expanded the program coverage to include silicone breast implant sales in European and certain other countries, in addition to the United States.  Changes to actual warranty claims incurred could have a material impact on the actuarial analysis, which in turn could materially impact our reported expenses and results of operations.

In addition to product liability or warranty claims, we could experience a material design or manufacturing failure, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of products we manufacture or that are manufactured by another company and we distribute.  A recall of some of our products could result in exposure to additional product liability claims, significant expense to perform the recall and lost sales.

We are subject to substantial government regulation, which could have a material adverse affect on our business.

The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad.  Most of the medical devices and biologics we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed.  Certain of our products are required to undergo review by a panel of outside experts selected by the FDA, which makes a recommendation to the FDA as to whether the product(s) should or should not be approved.  This process makes it potentially longer, more difficult and/or more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices, drugs and biologics for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, advertising, and marketing procedures.  If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.

Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including a delay in or rejection of the approval of our round silicone gel-filled breast implant pre-market approval application ("PMA") or a delay in the review of our Contour Profile Gel PMA, or any significant delays in our PMA filings, including our Puragen Plus™ PMA, may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad.  In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses.  Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  If we incur significant expenses, for example, in connection with post-market patient monitoring and data collection activities for our silicone gel-filled breast implants, this could have a material adverse effect on our results of operations.  In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import.  We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data.  From time to time, we are subject to inquiry by government agencies in this regard.

Our manufacturing facilities also are subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized  strictly.  A governmental authority may challenge our compliance with applicable federal, state and/or foreign regulations.  In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including, but not limited to, product recalls, withdrawal of the product from the market or other enforcement actions.

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

The medical device and biologics industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to develop or acquire new technologies and products is crucial to our success.  We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position.  Any significant delays in the above or termination or failure of our clinical trials would materially and adversely affect our research, development and commercialization timelines.  We cannot guarantee that we will be successful in enhancing existing products, or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.

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

In December 2003, we completed our PMA application to the FDA for our Memory-Gel ™ silicone gel-filled implants for breast augmentation, reconstruction and revision.  In August 2004, we amended our PMA application based on a revised draft guidance released by the FDA in January 2004.  On July 28, 2005, we received an "approvable" letter, with conditions, from the FDA on our PMA application for our silicone gel-filled breast implants.  The approvable letter stipulated a number of conditions which we must satisfy in order to receive FDA approval to market and sell silicone gel-filled breast implants in the United States.  Our current discussions with FDA regarding our MemoryGel™ silicone gel-filled breast implant PMA are primarily focused on labeling and patient monitoring and data collection.  Despite the approvable letter and our current discussions, the FDA may ultimately decide to not approve our silicone gel-filled breast implants for sale in the United States, or if they do approve, the FDA would most likely recommend additional post-approval conditions or requirements, for which we would incur costs that could be substantial, and which could potentially impact our sales and earnings, depending on the scope and complexity of the requirements.  Further change in FDA regulatory requirements, including those implemented through new or revised FDA guidance (such as that announced on January 8, 2004 by the FDA) may delay or may otherwise adversely affect our pending PMA application as well as its review or approval by the FDA.  A delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our revenue and operating results.  If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the changing market, our sales and earnings may not grow as much as expected, or may even decline.

During the quarter, we filed the first module of the Puragen Plus™ PMA.  Any delays in the submission of additional modules, or a delay or denial response by the FDA would have a material adverse effect on our commercialization timelines and competitive position, and ultimately our future revenue and operating results.

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

In particular, we face competition from Allergan, Inc., which acquired Inamed Corporation in March 2006, our largest current competitor in the U.S. for our breast aesthetics product line.  On September 21, 2005, Inamed announced that it also received an "approvable" letter, with conditions, from the FDA for its silicone gel-filled breast implants.  If Allergan gains FDA approval to market its silicone gel-filled breast implant products before we do, our competitive position will likely suffer.  As a result of Allergan's acquisition of Inamed, we are now competing against a much larger competitor with a substantially larger sales force.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research.  Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products, delay product approvals, or could result in decreased product demand or product withdrawal.  For example, we may be required to recall or withdraw our products if we, the FDA or a foreign government agency determine that use of our products results in a higher than average rate of post-treatment complications based on clinical experience and/or data.  If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency's request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls and could result in negative publicity regarding our products.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

If we are unable to implement new information technology systems or upgrade existing systems, our ability to manufacture and sell products, maintain regulatory compliance and manage and report our business activities may be impaired, delayed or diminished, which would cause substantial business interruption and loss of sales, customers and profits.

We implemented an enterprise resource planning system at our major locations which is our primary business management system and are currently in the process of upgrading to current version releases.  We intend to continue to implement this system for  all of our businesses worldwide.  Many other companies have had severe problems with computer system implementations of this nature and scope.  We are using a controlled project plan and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful implementation; however there is no assurance that the design will meet our current and future business needs or that it will operate as designed.  We are heavily dependent on such computer systems, and any failure or delay in the system implementation or upgrades would cause a substantial interruption to our business, additional expense, and loss of sales, customers, and profits.

If we are unable to acquire companies, businesses or technologies as part of our growth strategy or to successfully integrate past acquisitions, our growth, sales and profitability could suffer.

A significant portion of our historic growth has been the result of acquisitions of other companies, businesses and technologies.  In October 2005, we announced our intention to refocus our business solely on aesthetic medicine and we sold our surgical urology and clinical and consumer health businesses in June 2006.  This refocus consumed a significant amount of management attention and may have distracted and may continue to distract us from pursuing acquisition opportunities in the short term.  We intend to continue to acquire other businesses and technologies to facilitate our future business strategies.  There can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us.  For example, in November 2005, we made an unsolicited offer to acquire Medicis, Inc. (which was at the time subject to an acquisition agreement with Inamed) that was rejected.  We may incur substantial expenses in connection with our acquisition activities, even if the transaction is not completed, such as the approximately $3.4 million in expenses incurred related to the offer to acquire Medicis.  Once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

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

We may not be successful in transitioning our business to focus solely on the aesthetics market, which may harm our prospects and operating results.

As of June 2006, we completed the divestiture of our Urology Business, and our continuing business is now focused on the aesthetics market.  We may not successfully improve our operating margins and net income despite the divestiture of our Urology Business to be consistent with those of competitive companies focused solely on the aesthetics market.  In addition, we may be unsuccessful at broadening the focus of our sales force to physicians practicing aesthetic medicine other than plastic surgeons.  In order to successfully increase our sales presence to those physicians, we will be required to develop internally or purchase additional products that will meet the needs of those physicians and obtain regulatory approval to sell those products.  As our remaining business is focused solely on the aesthetics market, we may be unable to retain employees who want to work at a company with a broader product emphasis or are uncertain about their future with the continuing Company after the urology divestiture.

We depend upon our key personnel and our ability to attract, train, and retain employees.

Our success depends significantly on the continued individual and collective contributions of our senior management team.  The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. In addition, our future success depends on our ability to hire, train and retain skilled employees. Competition for these employees is intense.

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

In the U.S, we are subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies in each of our domestic manufacturing facilities.  For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes.  Prior to the June 2, 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103.  We may have continuing liability for any violations which arose prior to the Coloplast transaction.  In our Wisconsin facility, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase.  Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.

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

None.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

At the Company's 2006 Annual Meeting of Shareholders held on September 13, 2006, the following proposals were presented:

(1)  A proposal to approve a decrease in the authorized number of members of the Company's Board of Directors from nine to seven directors. The proposal received 37,689,060 votes for, and 177,982 against approval.  There were 28,274 abstentions and 0 broker non-votes.

(2)  A proposal to elect the following individuals to the Board of Directors of the Company to serve until the next annual meeting, or until their successors are duly elected and qualified, was approved as follows:

Name of Director	Votes For	Votes Withheld
Joseph E. Whitters	37,761,179	134,151
Michael L. Emmons	37,759,245	136,076
Walter W. Faster	37,548,074	347,247
Joshua H. Levine	37,698,642	196,679
Michael Nakonechny	37,544,119	351,202
Ronald J. Rossi	37,661,140	234,181
Jeffrey W. Ubben	37,570,896	324,425

(3)  A proposal to approve an amendment to the 2005 Long-Term Incentive Plan to increase the number of shares of the Company's common stock available for award grants by an additional 1,600,000 shares with the new aggregate share limit at 7,600,000 shares.  The proposal received 31,121,210 votes for, and 1,629,765 against approval.  There were 93,710 abstentions and 5,050,636 broker non-votes.

(4)  A proposal to ratify the appointment of Ernst & Young LLP to act as independent public accountants of the Company for the fiscal year ending March 31, 2007 was approved.  The proposal received 37,777,401 votes for, and 71,300 against ratification.  There were 46,618 abstentions and 0 broker non-votes.

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

10.1*	Mentor Corporation Amended 2005 Long-Term Incentive Plan effective September 13, 2006 -- Incorporated. by ref. to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 19, 2006.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION

(Registrant)

MENTOR CORPORATION

DATE: November 9, 2006	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

DATE: November 9, 2006	/s/LOREN L. MCFARLAND
Loren L. McFarland
Vice President, Chief Financial Officer and Treasurer

