Form 10-Q
period 2006-12-31
MENTOR CORP /MN/
filed 2007-02-07
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-31744
MENTOR CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0950791 (IRS Employer Identification No.)
201 Mentor Drive, Santa Barbara, California 93111
(Address of Principal Executive Offices) (Zip Code)
(805) 879-6000
(Registrant’s telephone number including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of February 2, 2007 there were approximately 42,478,346 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands)	2006	2006
Assets
Current assets:
Cash and cash equivalents	$404,407	$98,713
Marketable securities	114,160	102,241
Accounts receivable, net	60,705	58,199
Inventories, net	36,319	35,139
Deferred income taxes	24,429	21,764
Prepaid expenses and other	5,507	5,721
Current assets of discontinued operations	—	96,070

Total current assets	645,527	417,847
Property and equipment, net	36,048	36,448
Intangible assets, net	17,584	15,745
Goodwill, net	9,690	9,243
Other assets	8,031	8,310
Non-current assets of discontinued operations	—	60,264

Total assets	$716,880	$547,857

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands)	2006	2006
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$29,120	$27,685
Accrued compensation	14,922	17,335
Sales returns	16,680	15,544
Deferred revenue	11,831	10,495
Dividends payable	7,635	7,772
Product liability reserves	6,898	6,701
Short-term bank borrowings	—	14,000
Warranty reserves	2,760	3,659
Interest payable	2,063	1,031
Income taxes payable	—	1,837
Accrued royalties	263	274
Other	13,782	13,819
Current liabilities of discontinued operations	35,014	29,971

Total current liabilities	140,968	150,123
Long-term accrued liabilities	12,634	10,590
Convertible subordinated notes	150,000	150,000
Non-current liabilities of discontinued operations	—	10,555
Commitments and contingencies Shareholders’ equity:
Common stock, $.10 par value:
Authorized — 150,000,000 shares; issued and outstanding 42,419,180 shares at December 31, 2006; 43,176,495 shares at March 31, 2006;	4,242	4,318
Capital in excess of par value	28,520	36,726
Accumulated other comprehensive income	10,477	16,498
Retained earnings	370,039	169,047

Total shareholders’ equity	413,278	226,589

Total liabilities and shareholders’ equity	$716,880	$547,857

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended December 31, 2006 and 2005
(Unaudited)

(in thousands, except per share data)	2006	2005
Net sales	$75,309	$63,072
Cost of sales	18,925	16,176

Gross profit	56,384	46,896
Selling, general, and administrative	32,356	25,694
Research and development	7,780	7,781

	40,136	33,475

Operating income from continuing operations	16,248	13,421
Interest expense	(1,426)	(1,397)
Interest income	6,346	919
Other income (expense), net	(281)	103

Income from continuing operations before income taxes	20,887	13,046
Income taxes	6,137	3,800

Income from continuing operations	14,750	9,246
Income (loss) from discontinued operations, net of tax (benefit) expense of ($596) and $2,587	(1,102)	3,498
Loss on sale of discontinued operations, net of taxes of ($13)	(20)	—

Net income	$13,628	$12,744

Basic earnings (loss) per share
Continuing operations	$0.35	$0.21
Discontinued operations	(0.03)	0.08
Basic earnings per share	0.33	0.29
Diluted earnings (loss) per share
Continuing operations	$0.32	$0.19
Discontinued operations	(0.03)	0.07
Diluted earnings per share	0.29	0.26
Dividends per share	$0.18	$0.18
Weighted average shares outstanding
Basic	41,916	43,535
Diluted	49,144	51,834
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Nine Months Ended December 31, 2006 and 2005
(Unaudited)

(in thousands, except per share data)	2006	2005
Net sales	$221,654	$195,870
Cost of sales	59,491	49,245

Gross profit	162,163	146,625
Selling, general, and administrative	90,792	74,966
Research and development	24,654	21,614

	115,446	96,580

Operating income from continuing operations	46,717	50,045
Interest expense	(4,707)	(4,144)
Interest income	16,233	2,501
Other income	494	276

Income from continuing operations before income taxes	58,737	48,678
Income taxes	17,490	14,175

Income from continuing operations	41,247	34,503
Income from discontinued operations, net of taxes of $2,760 and $9,492	1,342	12,834
Gain on sale of discontinued operations, net of taxes of $138,341	222,162	—

Net income	$264,751	$47,337

Basic earnings per share
Continuing operations	$0.98	$0.80
Discontinued operations	5.33	0.30
Basic earnings per share	6.32	1.10
Diluted earnings per share
Continuing operations	$0.89	$0.72
Discontinued operations	4.57	0.25
Diluted earnings per share	5.46	0.98
Dividends per share	$0.54	$0.53
Weighted average shares outstanding
Basic	41,898	43,016
Diluted	48,948	50,962
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2006 and 2005
(Unaudited)

(in thousands)	2006	2005
Operating Activities:
Income from continuing operations	$41,247	$34,503
Adjustments to derive cash flows from continuing operating activities:
Depreciation	5,640	5,823
Amortization	1,889	1,689
Deferred income taxes	3,477	(299)
Non-cash compensation	8,203	762
Tax benefit from exercise of stock options	8,465	24,245
Loss on sale of assets	162	244
Loss (gain) on long-term marketable securities and investment write-downs, net	132	(139)
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(2,351)	5,415
Inventories	(725)	(5,503)
Other current assets	285	(6,981)
Accounts payable and accrued liabilities	3,933	8,312
Income taxes payable	(5,137)	64

Net cash provided by continuing operating activities	65,220	68,135
Net cash (used) provided by discontinued operating activities net of pretax gain of $376,620 and $0	(95,111)	15,426

Net cash (used) provided by operating activities	(29,891)	83,561

Investing Activities:
Purchases of property and equipment	(4,435)	(4,495)
Purchases of intangibles	(3,505)	(1,663)
Purchases of marketable securities	(65,609)	(238,897)
Sales of marketable securities	53,666	168,205
Proceeds from the sale of the urology business	458,066	—
Other, net	5	48

Net cash provided by (used for) continuing investing activities	438,188	(76,802)
Net cash used for discontinued investing activities	(50)	(4,358)

Net cash provided by (used for) investing activities	438,138	(81,160)

Financing Activities:
Repurchase of common stock	(88,198)	—
Proceeds from exercise of stock options and ESPP	22,194	39,723
Dividends paid	(22,842)	(24,059)
Repayments under line of credit agreements	(14,000)	(971)

Net cash (used for) provided by continuing financing activities	(102,846)	14,693
Net cash (used for) discontinued financing activities	—	(2,211)

Net cash (used for) provided by financing activities	(102,846)	12,482

Effect of currency exchange rates of continuing operations	413	(1,484)
Effect of currency exchange rates of discontinued operations	(120)	(540)

Increase in cash and cash equivalents	305,694	12,859
Cash and cash equivalents at beginning of year	98,713	76,666

Cash and cash equivalents at end of period	$404,407	$89,525

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
Note A — Business Activity
Mentor Corporation was incorporated in April 1969. Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. The Company develops, manufactures and markets a range of products serving the aesthetic market. Historically, the Company’s products were utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare. Aesthetic and general surgery products include surgically implantable prostheses for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial aesthetics products. On June 2, 2006, the Company completed a transaction for the sale of the surgical urology and clinical and consumer healthcare business segments to Coloplast A/S (“Coloplast”). The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer. The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.
Note B — Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those subsidiaries where the Company owns less than 100%, the outside shareholders’ interests are treated as minority interests. All intercompany accounts and transactions have been eliminated. Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation, including the restatement of the consolidated statements of income and balance sheets to reflect the surgical urology and clinical and consumer healthcare segments as discontinued operations. The net income from discontinued operations for the nine months ended December 31, 2006 includes the results of the surgical urology and clinical and consumer healthcare segments (collectively, the “Urology Business”) from April 1, 2006 to the date of the sale of these two segments on June 2, 2006. For the prior year, the net income from discontinued operations includes the results of these two segments for three and nine months ended December 31, 2005.
Basis of Presentation
The financial information for the three and nine months ended December 31, 2006 and 2005 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period. Interim results are not necessarily indicative of results for the full fiscal year.
Use of Estimates
Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When the Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer. The Company records estimated reductions to revenue for customer programs and other volume-based incentives. Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required. The Company also allows credit for products returned within its policy terms. The Company records an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels, any notification of pending returns and other relevant information. Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.
The Company has current and long term deferred revenue, which include funds received in connection with purchases of the Company’s Enhanced Advantage Breast Implant Limited Warranty program. The fees received in connection with the Enhanced Advantage Breast Implant Limited Warranty are deferred and recognized evenly over the life of the warranty term.
Warranty Reserves
The Company offers two types of warranties relating to its breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), which provide limited financial assistance in the event of a deflation or rupture. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. The Company provides an accrual for the estimated cost of the standard limited breast implant warranty at the time revenue is recognized. Costs related to warranties are recorded in cost of sales. The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the cost of the enhanced limited warranty is recognized as costs are incurred. The accrual for the standard limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by the Company’s insurance company using actuarial techniques. The accrual is analyzed periodically for adequacy. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of the Company’s component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from the Company’s estimates, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales.
Product Liability Reserves
The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. The Company has also established additional reserves, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by the Company’s overall risk management strategy. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect the Company’s operating results in future periods.

Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of December 31, 2006, these plans have instruments outstanding that might require the issuance of 3.1 million shares of common stock to our employees. Stock-based awards under the Company’s employee compensation plans are made with authorized but unissued shares reserved for this purpose.
Prior to April 1, 2006, the Company accounted for the Company’s employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in the Company’s financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for the Company’s stock options because the exercise price of these instruments was equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006 based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).
Effects of Recent Accounting Pronouncements
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. See Note K — “Stock Options, Restricted Stock and Employee Stock Purchase Plan” for further discussion regarding this accounting pronouncement.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on the Company’s consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS 155 and has not yet determined the impact on the Company’s consolidated financial statements.
Note C — Interim Reporting
The Company’s three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month of each calendar quarter. The fiscal year end remains March 31st. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates for each of the three interim quarters-ends are shown below:

	Fiscal 2007	Fiscal 2006
First Quarter	June 30, 2006	July 1, 2005
Second Quarter	September 29, 2006	September 30, 2005
Third Quarter	December 29, 2006	December 30, 2005
The accompanying unaudited consolidated financial statements for the three and nine months ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation, including the restatement of the financial statements and footnotes to reflect the surgical urology and clinical and consumer healthcare segments as discontinued operations. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results for the full fiscal year.

The balance sheet at March 31, 2006 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.
Note D — Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments
All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.
The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses, and declines in value considered to be other than temporary, are included in income. The cost of securities sold is based on the specific identification method. Available-for-sale securities are reported at fair market value. Unrealized gains and losses are excluded from income, but instead are reported as a net amount in Accumulated Other Comprehensive Income in Shareholders’ Equity. The Company’s short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.
Available-for-sale investments at December 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$389,872	$—	$—	$389,872
Money market funds	14,535	—	—	14,535
State and Municipal agency obligations	91,211	—	—	91,211
Mortgage-backed securities	22,611	48	—	22,659
Corporate debt securities	290	—	—	290

Total available-for-sale investments	$518,519	$48	$—	$518,567

Included in cash and cash equivalents	$404,407	$—	$—	$404,407
Included in current marketable securities	114,112	48	—	114,160

Total available-for-sale investments	$518,519	$48	$—	$518,567

Available-for-sale investments at March 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$95,054	$—	$—	$95,054
Money market funds	3,659	—	—	3,659
State and Municipal agency obligations	71,374	—	—	71,374
Mortgage-backed securities	30,667	—	(85)	30,582
Corporate debt securities	286	—	(1)	285

Total available-for-sale investments	$201,040	$—	$(86)	$200,954

Included in cash and cash equivalents	$98,713	$—	$—	$98,713
Included in current marketable securities	102,327	—	(86)	102,241

Total available-for-sale investments	$201,040	$—	$(86)	$200,954

Note E — Inventories
Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
Inventories at December 31, 2006 and March 31, 2006 consisted of:

(in thousands)	December 31	March 31
Raw materials	$6,317	$3,994
Work in process	5,591	5,382
Finished goods on consignment	12,913	11,052
Finished goods	11,498	14,711

	$36,319	$35,139

Note F — Property and Equipment
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
Property and equipment at December 31, 2006 and March 31, 2006 consisted of:

(in thousands)	December 31	March 31
Land	$55	$55
Buildings	10,718	10,053
Leasehold improvements	22,897	21,952
Furniture, fixtures and equipment	58,744	60,004
Construction in progress	3,832	3,481

	96,246	95,545
Less accumulated depreciation	(60,198)	(59,097)

	$36,048	$36,448

Note G — Product Warranties
The Company provides an accrual for the estimated cost of product warranties at the time revenue is recognized. The Company offers product replacement and certain financial assistance for surgical procedures that fall within the limited warranties and coverage period of implantation on its breast implant products. Such accruals are based on estimates, taking into consideration relevant factors such as unit sales, historical experience, warranty period, estimated costs, and, to a limited extent, information developed by the Company’s insurance company using actuarial techniques. The Company assesses the adequacy of the accrual for product warranties periodically and adjusts the amounts as necessary based on actual experience and changes in future expectations. In the first quarter of fiscal 2006, the Company expanded its standard limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and in the third quarter of fiscal 2006 expanded the program coverage to include silicone gel-filled breast implant sales implanted in certain European and other international countries. These changes to the Company’s warranty programs were not retroactive, but applicable to implants implanted subsequent to the effective date of the expanded programs.
Information on changes in the Company’s accrued product warranty reserves are as follows:

	Nine Months Ended
	December 31,
(in thousands)	2006	2005
Beginning warranty reserves	$13,603	$12,025
Costs of warranty claims	(2,579)	(2,165)
Accruals for product warranties	3,605	3,128
Adjustments made to accruals related to pre-existing warranties	—	—

Ending warranty reserves	$14,629	$12,988

The total warranty reserve of $14.6 million as of December 31, 2006 is made up of a current portion of $2.8 million included in current liabilities and a long-term portion of $11.8 million included in “Long-term accrued liabilities” on the Consolidated Balance Sheet.
Note H — Comprehensive Income
Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.
Comprehensive income for the three and nine month periods was:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Net income	$13,628	$12,744	$264,751	$47,337
Foreign currency translation adjustment	2,036	(2,338)	(6,110)	(11,094)
Unrealized (gains) losses on marketable securities and investment activities, net	(11)	97	89	100

Comprehensive income	$15,653	$10,503	$258,730	$36,343

Note I — Income Taxes
The provision for income taxes for the 2007 and 2006 interim periods was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective income tax rate attributable to continuing operations was 29.4 percent and 29.1 percent for the three months ended December 31, 2006 and 2005, respectively.

The increase in the Company’s effective tax rate for the three months ended December 31, 2006 when compared to the same period in the prior year is largely due to the book treatment of employee equity compensation as required under SFAS 123(R).
Similarly, the increase in the Company’s effective tax rate for the nine months ended December 31, 2006 to 29.8%, compared with 29.1% for the same period in the prior year, was also largely due to the book treatment of employee equity compensation as required under SFAS 123(R).
As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas”, the Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be invested indefinitely outside the United States.
Note J — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income from continuing operations: as reported	$14,750	$9,246	$41,247	$34,503
Add back after tax interest expense on convertible note	802	802	2,406	2,406

Net income from continuing operations for numerator of diluted earnings per share	$15,552	$10,048	$43,653	$36,909

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2006	2005	2006	2005
Weighted average outstanding shares: basic	41,916	43,535	41,898	43,016
Shares issuable through stock based compensation arrangements	1,054	2,107	1,177	2,103
Shares issuable through convertible notes	5,153	5,139	5,150	5,136
Shares issuable through warrants	1,021	1,053	723	707

Weighted average outstanding shares: diluted	49,144	51,834	48,948	50,962

Basic earnings per share — continuing operations	$0.35	$0.21	$0.98	$0.80
Diluted earnings per share — continuing operations	$0.32	$0.19	$0.89	$0.72
Employee equity-based compensation
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three and nine month periods ended December 31, 2006 were approximately 0.4 million and 0.7 million, respectively. This calculation is performed on an instrument by instrument basis.

Convertible subordinated notes and warrants
The terms of the Company’s convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds the 120% conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note N — Long Term Debt. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.1 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described below in Note N, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $39.1873. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended December 31, 2006 had been $38.00, $50.00 or $60.00; the shares from the warrants to be included in diluted earnings per share would have been zero, 1.1 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended December 31, 2006 exceeded the $39.1873 conversion price of the warrants. The impact of these warrants was that 1.02 million shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended December 31, 2006. The Company adopted the provisions of EITF 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” in December 2004. The EITF required the inclusion of contingently issuable shares in the calculation of diluted earnings per share when the effect would be dilutive even if none of the required conditions for conversion were satisfied. In addition, the EITF required application on retrospective basis for all periods presented.
Note K — Stock Options, Restricted Stock and Employee Stock Purchase Plan
Long-Term Incentive Plans
The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the “2000 Plan”) and its 1991 Plan. In addition, in September 2005, the Company’s shareholders approved an amended and restated version of the Company’s Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the “2005 Plan”). In September 2006, the Company’s shareholders approved an amendment to the 2005 Plan to increase the number of shares of the Company’s common stock available for award grants under the plan by 1,600,000 shares with the new aggregate share limit for the 2005 Plan at 7,600,000 shares. Options granted under each of the Company’s plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. At December 31, 2006, the Company had one plan under which stock options were available for future grants, the 2005 Plan. Pursuant to the terms of the plans, 267,249 and 1,171,860 common shares were issued pursuant to exercises during the three-month and nine-month periods ended December 31, 2006.

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
Grants of full-value awards under the 2005 Plan generally must satisfy certain minimum vesting requirements. (“Full-value awards” include all awards granted under the 2005 Plan other than stock options with an exercise price that is not less than the fair market value of the underlying stock on the date the option is granted.) Full-value awards subject to time-based vesting may not become fully vested in less than three years. Full-value awards subject to performance-based vesting may not vest in less than one year. The Company retains discretion to accelerate vesting of such awards under certain circumstances such as in connection with a termination of the grantee’s employment, a change in control of the Company or the grantee’s employer, or a release of claims by the grantee. The Company may also grant full-value awards covering up to 10% of the total number of shares available for grant purposes under the 2005 Plan that are not subject to the foregoing vesting and acceleration restrictions.
Shareholder approval is expressly required for any increase in the number of shares of the Company’s common stock that are available for award grant purposes under the 2005 Plan.
Persons eligible to receive awards under the 2005 Plan include directors, officers or employees of the Company, and certain of its consultants and advisors. The types of awards that may be granted under the 2005 Plan include stock options, restricted stock, stock bonuses, stock units and dividend equivalents, and other forms of awards granted or denominated in the Company’s common stock or units of the Company’s common stock, as well as certain cash bonus awards.
Employee Stock Purchase Plan
On September 14, 2005, the Company’s Board of Directors approved its Employee Stock Purchase Plan (“ESPP”). The Stock Purchase Plan is intended to assist the Company in securing and retaining its employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company’s common stock at an initial discount of 5% from the fair market value of its shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company’s success.
Under the ESPP, each eligible employee is permitted to purchase shares of common stock through regular payroll deductions and/or cash payments in amounts ranging from 1% to 15% of the employee’s compensation for each payroll period. The fair market value of the shares of common stock which may be purchased by any employee under this or any other plan of the Company is intended to comply with Section 423 of the Internal Revenue Code.
The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of December 31, 2006, 2,274 shares have been purchased under the plan.
Employee Stock-Based Payments
We have employee compensation plans under which various types of stock-based instruments have been granted. These instruments, as more fully described below, principally include stock options, restricted stock and performance units. As of December 31, 2006, these plans have instruments outstanding that might require the issuance of up to 3.1 million shares of common stock to our employees. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

Prior to April 1, 2006, we accounted for our employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was recognized in our financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.
Effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS No. 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity-based compensation instruments. We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, our results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R). As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS No. 123(R), our income before income taxes and net income for the three months ended December 31, 2006 were $1.3 million and $1.0 million lower, respectively, and for the nine months ended December 31, 2006 were $4.1 million and $3.3 million lower, respectively, than if we had continued to account for stock options under APB No. 25. In addition, basic earnings per share for the three and nine months ended December 31, 2006 were $0.02 and $0.08 lower, respectively, and diluted earnings per share were $0.02 and $0.07 lower, respectively, than if we had continued to account for stock options under APB No. 25.
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2006	2005	2006	2005
Stock options	$1,297	$—	$4,068	$—
Restricted stock	1,069	725	2,787	725
Performance units	655	—	1,348	—

Total stock-based compensation expense, pre-tax	3,021	725	8,203	725
Tax benefit from stock-based compensation expense	900	268	2,289	268

Total stock-based compensation expense, net of tax	$2,121	$457	$5,914	$457

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three and nine month periods ended December 31, 2006 was minor. The above table does not reflect compensation expense related to stock option grants in the prior fiscal periods since we did not record stock option expense pursuant to APB No. 25, as previously discussed.

The following table illustrates the effect on net income and earnings per share for the three-month and nine-month periods ended December 31, 2005 as if we had applied the fair value recognition provisions to our stock options as provided under SFAS No. 123:
Pro Forma Analysis under FAS 123

	Three Months	Nine Months
	Ended	Ended
(in thousands, except per share information)	December 31, 2005
Net income from continuing operations	$9,246	$34,503
Deduct: compensation expense fair value method	(1,233)	(3,901)

Net income: pro forma	$8,013	$30,602

Earnings per share from continuing operations:
Basic: as reported	$0.21	$0.80
Impact of stock option expense	(0.03)	(0.09)

Basic: pro forma	$0.18	$0.71

Net income: as reported	$9,246	$34,503
Add back after-tax interest expense on convertible notes	802	2,406

Net income: diluted earnings per share	10,048	36,909
Deduct: compensation expense fair value method	(1,233)	(3,901)

Net income: diluted earnings per share pro forma	$8,815	$33,008

Earnings per share from continuing operations:
Diluted: as reported	$0.19	$0.72
Impact of stock option expense	(0.02)	(0.08)

Diluted: pro forma	$0.17	$0.64

For purposes of this pro forma disclosure, the fair values of stock options were estimated using the Black-Scholes option valuation model and amortized to expense over the options’ vesting periods.
We expect the impact of stock based compensation expenses to be in the range of $0.15 to $0.17 per diluted share in fiscal year ending March 31, 2007 compared to $0.08 for fiscal year ended March 31, 2006. The estimated impact of stock option expense for fiscal year ending March 31, 2007 is greater than the corresponding pro forma expense amount for fiscal year ended March 31, 2006 principally due to the granting of additional restricted shares and performance units. The estimated effect on diluted earnings per share of the annual compensation related to restricted shares and performance units is estimated to be in the range of $0.07 to $0.09.
Employee Stock Options, Restricted Stock Grants and Performance Units
Several of our equity-based compensation plans provide for grants of stock options to employees. For executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment, the date the executive is informed of the grant, or the date our Board of Directors approves the grant. For non-executive officers, the option exercise price is set at the closing price of our common stock on the later of the first day of employment or the date the employee is informed of the grant. These options normally vest over a four year period and expire ten years from the date of grant. These plans also provide for grants of restricted stock and performance units. Restricted stock grants generally have restrictions which lapse over a five year period. Performance stock units will vest on March 31, 2009 contingent upon achievement of specified pre-established performance goals. Eligible employees generally receive a grant of stock options and/or restricted stock annually with the number of shares and type of instrument generally determined by the employee’s position and performance level. In addition, certain management and professional level employees typically receive a stock option grant upon commencement of employment. These stock-based plans provide for accelerated vesting/lapse of restrictions if there is a change in control as defined in the plans. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility takes into consideration the historical volatility in the price of our common stock to estimate the volatility in our publicly traded instruments during the period the option is granted. We believe the historical volatility in these instruments is indicative of expected future volatility in the price of our common stock. Upon the adoption of SFAS No. 123(R), the expected life of the option is estimated using the historical data to estimate the expected life of the options. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. Upon adoption of SFAS No. 123(R), we began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), we recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock option grants using the Black-Scholes option valuation model were as follows for the nine months ended December 31:

	2006	2005
Weighted average fair value of common stock	$41.49	$38.63
Weighted average fair value of stock options granted	$12.64	$10.00
Risk-free interest rate	4.6%	4.6%
Expected life (in years)	5.1	4.5
Expected volatility	30.0%	32.0%
Expected dividend yield	1.4%	1.8%
Stock option information with respect to our stock-based compensation plans during the nine months ended December 31, 2006 is as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts)	Options	price	life (Yrs)	value
Balance unexercised at March 31, 2006	3,682	$24.10		$91,222
Granted	155	41.32		1,170
Exercised	(1,172)	18.88		33,507
Forfeited/expired	(286)	32.03		4,820

Balance unexercised at December 31, 2006	2,379	$26.83	6.65	$52,431

Vested at December 31, 2006	1,262	$19.84	5.41	$36,629

Exercisable at December 31, 2006	1,262	$19.84	5.41	$36,629

The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was approximately $8.0 million and $33.5 million, respectively.

The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the nine months ended December 31, 2006 is as follows:

		Weighted-
		average
		grant date
Nonvested shares (in thousands, except per share amounts)	Shares	fair value
Nonvested at March 31, 2006	279	$52.71
Granted	162	42.50
Lapsed	(53)	52.63
Forfeited	(16)	51.88

Nonvested at December 31, 2006	372	$48.31

As of December 31, 2006, there was $32.3 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years. We recognize the total compensation cost on a straight-line basis over the service period for the entire award.
Performance Award Program
In June and July 2006, certain management-level employees received grants of Performance Stock Units (“PSUs”). A PSU gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a performance period ending March 31, 2009. The performance goals are based upon Mentor’s total shareholder return compared to the average total shareholder return reported by the Russell 2500 Growth Index over the performance period.
PSUs are assigned a unit value based on the fair market value of the Company’s common stock on the grant date. The ultimate level of attainment of performance goals is determined at the end of the performance period and expressed as a percentage (within a range of 0% to 200%). This percentage is multiplied by the number of PSUs initially granted to determine the number of shares of common stock payable to the recipient. In addition, dividends that would have accrued over the performance period attributable to the final share grant under the program will be payable to the recipients.
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested and no common stock has been issued and no dividends have been accrued or paid to any recipient as of December 31, 2006. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period.
Information regarding our Performance Stock Units during the nine months ended December 31, 2006 is as follows:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2006	—	$—
Granted (maximum award)	357	7,580
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	357	$7,580

Note L — Share Repurchase Program
The Company has a stock repurchase program to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations. During the quarter ended June 30, 2006, the Company repurchased 2.0 million shares of its common stock for a total of $84 million from an investment partnership managed by ValueAct Capital. ValueAct Capital’s managing director, Mr. Jeff Ubben, was a member of the Company’s Board of Directors at the time of this share repurchase. Mr. Ubben is no longer on the Company’s Board of Directors. The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance. See Note P — “Related Party Transactions” for additional information on the share repurchase.
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5-1 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5-1 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. The timing of purchases and the exact number of shares to be purchased depends on market conditions. As of December 31, 2006, the Company has repurchased 71,600 shares of our common stock under the 10b5-1 Plan for a total purchase price of $3.4 million. The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.
In addition to the shares we repurchased under the Rule 10b5-1 Plan mentioned above, we reacquired an additional 15,465 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants.
As of December 31, 2006, approximately 4.9 million shares remain authorized for repurchase under the Company’s stock repurchase program. All shares repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions and cash availability. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.
The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005 and amended on May 31, 2006. The amended Credit Agreement now permits the repurchase of up to $250 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $162 million. In addition, after the $250 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note O — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note M — Goodwill and Intangible Assets
Goodwill and intangible assets have been recorded at either incurred or allocated cost. Goodwill is not amortized, but its value is tested for impairment annually, and intangible assets are amortized over their useful lives ranging from 3-20 years on a straight line basis. Allocated costs were based on respective fair values at the date of acquisition.
All goodwill amounts have been assigned to reporting units, based upon specific identification, for impairment testing. The impairment tests involve the use of both estimates of fair value for the Company’s reporting units as well as discounted cash flow assumptions. Impairment tests are performed in the fourth quarter of each fiscal year. No potential impairment issues were noted for the quarter ended December 31, 2006.

Note N — Long-Term Debt
On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and were convertible into shares of the Company’s common stock at an adjusted conversion price of $29.289 per share and are subordinated to all existing and future senior debt.
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s decision to increase its per share dividend to an amount greater than $0.15 per share per quarter, the conversion price has been adjusted to $29.1106, and each $1,000 principal amount will be convertible into 34.35 shares of common stock as of December 31, 2006.
Since one of the conditions required for conversion of the notes has been satisfied, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.
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
Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.15 million shares of the Company’s common stock at $39.1873. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
Both the note hedge and the warrants may be settled either in cash or shares at the Company’s option. The Company is not obligated under either the warrants or the note hedge to settle its obligations in cash. Under no circumstance is the Company obligated to issue shares under the note hedge. The warrants require the Company to settle its obligations thereunder in cash or shares, permit the Company to settle its obligation in unregistered shares and contain no provision obligating the Company to settle its obligations in freely-tradable shares. The Company is not required to make any cash payments under the warrants for failure to have a registration statement declared effective. There are no required cash payments to the holder of the warrants if the shares initially delivered upon settlement are subsequently sold by the holder and the sales proceeds are insufficient to provide the holder with an expected return. The Company has sufficient authorized shares to settle the warrants and the convertible notes in shares, considering all of its obligations under the instruments for their full terms. The warrants, note hedge, and convertible notes each contain an express limit on the number of shares issuable thereunder. The warrants and note hedge expressly indicate that the holder of the warrants has no rank higher than those of a shareholder of the stock underlying the warrants. Under certain circumstances in a change of control of the Company we may be required to issue additional shares under a make-whole provision under the warrant. The Company has no obligation to post collateral under the warrants, convertible notes or note hedge.
The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s own Stock.” Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders’ equity.
Note O — Short Term Bank Borrowings
Credit Agreement
On May 26, 2005, the Company entered into a Credit Agreement (the “Credit Agreement”) that provides a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans and a $50 million alternative currency sublimit. The Credit Agreement expires on September 30, 2008. At the election of the Company, and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds under the Credit Agreement are available to the Company to finance permitted acquisitions, for stock repurchases up to certain dollar limitations, and for other general corporate purposes. The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at December 31, 2006, only $198 million was available for borrowings. During the quarter ended June 30, 2006 the Company entered into an Amendment to the Credit Agreement (“First Amendment”) to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments. Additionally, the First Amendment releases urology subsidiaries as guarantors, releases the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modifies certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.
Interest on borrowings (other than swing line loans) under the Credit Agreement is at a variable rate that is calculated, at the Company’s option, at either prime rate or LIBOR, plus an additional percentage that varies depending on the Company’s senior leverage ratio (as defined in the Credit Agreement) at the time of the borrowing. Swing line loans bear interest at the prime rate plus additional basis points, depending on the Company’s senior leverage ratio at the time of the loan. In addition, the Company paid certain fees to the lenders to initiate the Credit Agreement and will pay an unused commitment fee based on the Company’s senior leverage ratio and unborrowed lender commitments.
Borrowings under the Credit Agreement are guaranteed by one of the Company’s domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of two other domestic subsidiaries. In addition, if the ratio of total funded debt to adjusted EBITDA exceeds 2.50 to 1.00, the Company is obligated to grant to the lenders a first priority perfected security interest in essentially all of its domestic assets.
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of December 31, 2006, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of the Company entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to five years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to the Company and for other normal business purposes. As of December 31, 2006, nothing was outstanding under the Facility.
Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.
Borrowings by Mentor BV under the Facility are guaranteed by the Company’s wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship Agreement. In addition, borrowings under the Facility are secured by certain real estate owned by Mentor BV.
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems C.V. to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of December 31, 2006, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
As of December 31, 2006, there were no outstanding borrowings under these credit arrangements. A total of $212.3 million was available under the senior revolving credit facility and foreign lines of credit at December 31, 2006.
Note P — Related Party Transactions
On June 5, 2006, the Company repurchased 2 million shares of its common stock from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount to the $42.21 closing market price on the NYSE on that date. ValueAct Capital’s managing director, Mr. Jeff Ubben, was a member of the Company’s Board of Directors at the time of this share repurchase. Mr. Ubben is no longer on the Company’s Board of Directors. The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company’s continuing stock repurchase program and represent approximately 4.6% of outstanding shares before the transactions. After the transactions, ValueAct Capital, through several of its investment partnerships, continued to own more than 2 million shares of Common Stock, or approximately 5% of the outstanding shares of the Company. The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

Note Q — Discontinued Operations
In October 2005, the Company announced that it was evaluating strategic alternatives for its Urology Business that would both enhance shareholder value and enable the Company to focus solely on its aesthetics business. On May 17, 2006, the Company executed a definitive agreement for the sale of the Urology Business to Coloplast for $463 million, of which $456 million was in cash and $7 million was in non-cash consideration consisting of the value of certain foreign tax credits that arose from a transaction prior to the close and that the Company expects to realize in the future. Concurrently, certain assets of a minor urology product line were sold to an unrelated party for approximately $2 million at approximately book value. The sale to Coloplast was completed on June 2, 2006. The Company received $458 million in total proceeds subject to post closing adjustments and recorded a gain of $222 million, net of taxes and transaction related expenses of approximately $138 million. Approximately 1,000 employees were transferred to Coloplast. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheet as of March 31, 2006. In addition, operations associated with these segments have been classified as income from discontinued operations in the accompanying consolidated statements of income and the cash flows associated with discontinued operations have been segregated in the consolidated statements of cash flows.
In connection with the sale to Coloplast, the Company entered into a Transition Services Agreement and various supply agreements. Pursuant to the Transition Services Agreement, in exchange for specified fees, the Company provides to Coloplast and Coloplast provides to the Company, services including accounting, information technology, customer support and use of facilities. Under the supply agreements the Company supplies various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies the Company with components for the manufacture of our breast implants. These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of six to 36 months. Costs incurred and services provided will be reimbursed by both parties. Costs the Company incurs and reimbursement for services provided will be classified as discontinued operations in the consolidated income statement. These services and supply agreements are not expected to have a significant impact on the Companies future cash flows.
The major classes of assets and the related liabilities of discontinued operations included in the Company’s Consolidated Balance Sheet at March 31, 2006 and those assets sold and liabilities assumed on June 2, 2006 were as follows:

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

At December 31, 2006 current liabilities of discontinued operations was $35.0 million which is primarily income taxes payable related to the gain on the sale of our Urology Business and to a much lesser degree, an accrual for the final resolution of a previously disclosed litigation related to the commercialization of a discontinued urology product.
Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006 and $57.4 million and $174.2 million for the three-month and nine-month periods ending December 31, 2005. Income (loss) before income taxes from discontinued operations for the three and nine months ending December 31, 2006 was ($1.7) million and $364.6 million, (including a pre-tax gain of $360.5 million on the sale of our Urology Business) and $6.1 million and $22.3 million for the three and nine months ending December 31, 2005, respectively.
Note R — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $0.2 million for the three-month periods ending December 31, 2006 and 2005, and $0.8 million and $0.6 million for the nine-month periods ending December 31, 2006 and 2005, respectively.
Note S — Contingencies
Warranty and product liability claims are a regular and ongoing aspect of the medical device industry. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual or by a group of patients purporting to be a class action. The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company has retained liabilities associated with warranty and product liability claims arising out of its urology products sold prior to the June 2, 2006 closing date. No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies”, a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.
The Company carries product liability insurance on all its products, except its silicone gel-filled breast implants, which, until November 2006 were only available in the United States through a controlled clinical study. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $2.9 million at both December 31, 2006 and March 31, 2006, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves of $4.0 million and $3.8 million at December 31, 2006 and March 31, 2006, respectively, through its wholly-owned captive insurance company based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.

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
The Company has also agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of the Company’s Urology Business. Generally, the Company has retained responsibility for various legal liabilities prior to closing. The Company also made representations and warranties to Coloplast about the condition of the Urology Business, including matters relating to intellectual property, regulatory compliance and environmental laws.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement:
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended March 31, 2006, Quarterly Report on Form 10-Q for the period ended September 30, 2006, and subsequent reports on Form 8-K, which discuss our business in greater detail.
The section entitled “Risk Factors” set forth in Item 1A under Part II — Other Information, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. These risks, in addition to the other information in this Report and in our other filings with the SEC, should be carefully considered before deciding to purchase, hold or sell our securities.
Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under “Item 1A -Risk Factors” or elsewhere in this Report. Forward-looking statements include statements regarding, among other things:
•	Our anticipated growth strategies;

•	Our intention to introduce or seek approval for new products;

•	Our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;

•	Our anticipated outcomes of litigation and regulatory reviews;

•	Our ability to replace sources of supply without disruption and regulatory delay; and

•	Our expectation that selling, general and administrative expenses will increase as a result of the adoption of SFAS 123(R) — “Share-Based Payment” which requires all share-based payments be recognized in the financial statements.

These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in “Item 1A - Risk Factors” or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, product recalls, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, FDA or other regulatory delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-Q will, in fact, transpire.
Company Overview
Founded in 1969, Mentor Corporation is a leading supplier of products serving the aesthetic market. We develop, manufacture and market a range of products serving the aesthetic market. Our products include surgically implantable prostheses for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction) and facial rejuvenation products including various types of products for skin restoration. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. On May 17, 2006, we entered into a definitive purchase agreement to sell our surgical urology and clinical and consumer healthcare business segments (collectively, the “Urology Business”) to Coloplast A/S for total consideration of $463 million ($456 million in cash and the remainder consisting of the value of certain foreign tax credits that we expect to realize arising from a transaction prior to the close). On June 2, 2006, the sale of the Urology Business was completed. In addition, on June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million, which is not included in the total consideration of $463 million. The purchase price is subject to a post-closing adjustment based on the working capital of the Urology Business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business who will not continue with the Urology Business following the closing of the transaction, and certain other administrative costs. The purchase agreement with Coloplast contains customary representations and warranties and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters, with our liability for breaches of representations and warranties generally limited to 15% of the purchase price. Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months. In addition, the purchase agreement provides that we will not enter into or engage in a business that competes with the Urology Business, on a worldwide basis, for a period of seven years following the closing of the transaction. These restrictions on competition do not apply to (i) the development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any business acquired and operated by us or our affiliates for so long as any such businesses generate less than $5 million in aggregate annual revenues from any competing business. These restrictions on competition terminate upon a change in control of Mentor.
In connection with the sale to Coloplast, we also entered into a Transition Services Agreement and various supply agreements. Pursuant to the Transition Services Agreement, in exchange for specified fees, we provide to Coloplast and Coloplast provides to us, services including accounting, information technology, customer support and use of facilities. Under the supply agreements we supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies us with components for the manufacture of our breast implants. These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of six to 36 months. These services and supply agreements are not expected to have a significant impact on our future cash flows from continuing operations.

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
In addition to our strong domestic presence, we export most of our product lines, principally to Canada, Western Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, Spain, Italy, Benelux, Australia and France, as well as through independent distributors in other countries.
We employ a domestic sales force for our aesthetic surgery product lines and specialists to support body contouring. The sales force provides product information and specific data support and related services to physicians, nurses and other health care professionals. We promote our products through participation in and sponsorship of medical conferences and educational seminars, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs. In addition, we contribute to organizations that provide counseling and education for persons suffering from certain conditions, and we provide patient education materials for most of our products to physicians for use with their patients.
Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global organization. Our selling expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses incorporate the costs of accounting, human resources, information services, equity compensation expense, certain intangible amortization, business development, legal and insurance costs.
Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory submission costs, intellectual property procurement, contract services, and other outside costs. We also conduct research on materials technology, manufacturing processes, product design and product improvement options.

Our quarterly results reflect seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue and profitability of all of the quarters. This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacations during this quarter.
Recent Events
On November 17, 2006, we announced that the U.S. Food and Drug Administration (“FDA”) approved for sale our MemoryGel™ silicone gel-filled breast implants (device) with post-approval conditions. The post-approval conditions and other requirements associated with the FDA’s approval include the following: continuation of the Mentor Core Study through 10 years, physician training to access the device, a large post-approval study for 10 years, completion of additional device failure studies, focus group studies with patients on the format and content of the approval labeling, utilization of a formal informed decision process with patient labeling, cessation of new enrollment in the Mentor Adjunct Study, and implementation of device tracking.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize product revenue, net of discounts, returns, and rebates in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When the Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”
As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized, upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer. We record estimated reductions to revenue for customer programs and other volume-based incentives. Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required. We also allow credit for products returned within our policy terms. We record an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns. Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.
Our deferred revenue consists of both current and long term and includes funds received in connection with sales of our Enhanced Advantage Breast Implant Limited Warranty program. The fees received in connection with a sale of such a warranty are deferred and recognized as revenue evenly over the life of the warranty term.

Accounts Receivable
We market our products to a diverse customer base, principally throughout the United States, Canada, Western Europe, Central and South America, and the Pacific Rim. We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. Estimated losses are based on historical experience and any specifically identified customer collection issues. If the financial condition of our customers, or the economy as a whole, were to deteriorate resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. These additional allowances for estimated losses would be included in selling, general and administrative expenses.
Inventories
We value our inventories at the lower of cost, based on the first-in first-out (“FIFO”) cost method, or the current estimated market value of the inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These additional valuation adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount, and timing of the associated revenue and expense for these programs.
Warranty Reserves
We offer two types of warranties relating to our breast implants in the United States, Canada, and Puerto Rico: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. We provide an accrual for the estimated cost of the standard limited breast implant warranty at the time revenue is recognized. Costs related to warranties are recorded in cost of sales. The estimated cost of the standard limited warranty is recorded as an expense at the time of sale, whereas the cost of the enhanced limited warranty is recognized as costs are incurred. The accrual for the standard limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed by our insurance company using actuarial techniques. The accrual is analyzed periodically for adequacy. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are generally under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.

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
Stock-Based Compensation Expense for Fiscal 2007 and Thereafter
Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units, performance stock units, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption is required in the Black-Scholes model. The expected volatility takes into consideration the historical volatility in the price of our common stock to estimate the volatility in our publicly traded instruments during the period the option is granted. We believe the historical volatility in these instruments is indicative of the expected future volatility in the price of our common stock. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional amortization of the compensation over the underlying instruments’ remaining vesting periods. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note K of our “Notes to Consolidated Financial Statements.”
Pursuant to SFAS 123(R), the fair values of our Performance Stock Units (“PSUs”) were estimated using a Monte Carlo simulation model. Similarly, the fair value of our Restricted Stock Grants is based on the underlying share price on the date of grant. These calculated values are amortized to expense over their respective vesting periods.

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.1	25.6	26.8	25.1

Gross profit	74.9	74.4	73.2	74.9
Selling, general and administrative expense	43.0	40.7	41.0	38.3
Research and development expense	10.3	12.3	11.1	11.0

Operating income	21.6	21.4	21.1	25.6
Interest expense	(1.9)	(2.2)	(2.1)	(2.1)
Interest income	8.4	1.4	7.3	1.3
Other income (expense), net	(0.3)	0.1	0.2	0.1

Income before income taxes	27.8	20.7	26.5	24.9
Income taxes	8.2	6.0	7.9	7.3

Net income from continuing operations	19.6	14.7	18.6	17.6

Net income (loss) from discontinued operations	(1.5)	5.5	0.6	6.6
Gain (loss) on sale of discontinued operations	—	—	100.2	—

Net income	18.1%	20.2%	119.4%	24.2%

For the three-month period ended December 31, 2006 compared to the three-month period ended December 31, 2005
Net Sales
Net sales for the three-month period ended December 31, 2006 increased 19% to $75.3 million, compared to $63.1 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro and to a lesser extent, the strengthening of the Canadian Dollar, over the same quarter in the prior year had a favorable year-to-year impact on sales of $0.9 million. Total sales of breast aesthetic products increased 19% to $65.6 million for the quarter from $55.0 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in silicone-gel products across all markets, due in part to regulatory approval of these products in the United States and Canada during the third quarter, and resulted, we believe, in gains in market share. During the quarter, we recorded a one-time $3.4 million increase to our sales returns allowance due to the discontinued sales of certain silicone-gel products which had been previously sold within the context of our silicone-gel Adjunct clinical studies but for which we have not yet received regulatory approval and therefore are required to be returned. We anticipate that our breast aesthetic sales in the remainder of fiscal 2007 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets. Net sales of body contouring products increased 4% to $3.9 million for the quarter, from $3.8 million for the same period in the prior year. Other aesthetic products sales increased 35% to $5.9 million for the quarter, from $4.3 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006.
Cost of Sales and Gross Profit
Gross profit increased $9.5 million to $56.4 for the quarter from $46.9 million in the same prior year period. The gross profit percentage increased to 74.9% of net sales for the quarter compared to 74.4% for the same period in the prior year. The increase in gross profit percentage was primarily the result of manufacturing efficiencies. We believe that our gross profit as a percentage of net sales will be within the range of low to mid-seventies for the fiscal year. Our cost of sales may increase in the next fiscal year due to expenses associated with meeting our post-approval conditions.
Selling, General and Administrative
Selling, general and administrative expenses increased to $32.4 million, or 43.0% of net sales, for the three months ended December 31, 2006, compared to $25.7 million, or 40.7% of net sales, in the same period in the prior year.

The increase was primarily due to $2.3 million of higher compensation expense as a result of our adoption of SFAS 123(R) on April 1, 2006 and $1.8 million of additional performance-related compensation expense. Other increases included higher consulting fees of $1.3 million, $1.1 million related to the launch of our recently approved gel products, $1.0 million in higher commission expenses, which correlates with higher net sales, and higher meeting costs of $0.9 million partly due to the timing of industry conventions this year versus last year. Partially offsetting these increases was the effect of $3.3 million of legal and professional fees included in the third quarter of fiscal 2006 related to a potential strategic transaction that did not recur in fiscal 2007.
Research and Development
Research and development expense was $7.8 million, or 10.3% of net sales, for the three months ended December 31, 2006, which is equal to the $7.8 million or 12.3% of net sales reported in the same period in the prior year. Increases in development costs, including $0.7 million in expense related to our hyaluronic acid dermal filler development program with Genzyme were offset by decreases in expense of $0.8 million related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007. During the second quarter of fiscal 2007, we entered into a commercialization agreement for the manufacture and development of hyaluronic acid dermal fillers and expect that during the fourth quarter research and development expenses will increase as a result of the activities contemplated by this agreement and by meeting the requirements of the FDA post-approval conditions.
We expect to continue to incur additional severance-related costs in selling, general and administrative and research and development in the fourth quarter of fiscal 2007 as we continue to evaluate our corporate infrastructure in efforts to continue to improve our efficiency and profitability.
Interest and Other Income and Expense
Interest expense was $1.4 million for the three months ended December 31, 2006 and 2005. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income increased $5.4 million to $6.3 million for the three months ended December 31, 2006, compared to $0.9 million in the same period of the prior year, as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment as a result of the $458 million in cash proceeds received from the sale of our Urology Business.
Other income (expense) primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations. Other income (expense) for the three month period ending December 31, 2006 was ($0.3) million as compared to $0.1 million for the same period in the prior year.
Income Taxes
Our effective tax rate on continuing operations for the three months ended December 31, 2006 was 29.4%, compared with 29.1% for the same period in the prior year. Our effective tax rate for the three months ended December 31, 2006 has increased largely due to the book treatment of employee equity compensation as required under SFAS 123(R).
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the three-month period ended December 31, 2006, we had a loss from discontinued operations, net of income taxes, of $1.1 million (primarily related to the final resolution of litigation related to commercialization of a discontinued urology product) compared to income from discontinued operations, net of income taxes, of $3.5 million for the three months ended December 31, 2005. For further details regarding discontinued operations, see Note Q of the Notes to Consolidated Financial Statements.

For the nine-month period ended December 31, 2006 compared to the nine-month period ended December 31, 2005
Net Sales
Net sales for the nine-month period ended December 31, 2006 increased 13% to $221.7 million, compared to $195.9 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro and the strengthening Canadian Dollar, over the same period in the prior year had a favorable year-to-year impact on sales of $1.8 million. Total sales of breast aesthetic products increased 13% to $193.2 million for the nine-month period ended December 31, 2006 from $170.3 million for the same period in the prior year. Increased breast aesthetic sales were primarily driven by growth in silicone-gel products in both the domestic and international markets and, we believe, resulted in a gain in market share. Net sales of body contouring products were nearly equal to the same period last year at $12.8 million for the nine-month period ended December 31, 2006. Other aesthetic products sales increased 23% to $15.6 million for the nine-month period ended December 31, 2006, from $12.7 million for the same period in the prior year primarily as a result of increased revenue from our facial aesthetics products, including Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006.
Cost of Sales and Gross Profit
Gross profit increased $15.5 million to $162.2 for the nine months ended December 31, 2006, from $146.6 million in the same prior year period; however, the gross profit percentage decreased to 73.2% of net sales for the nine months ended December 31, 2006, compared to 74.9% for the same period in the prior year. The decrease in gross profit percentage was primarily due to increased cost of sales as a result of increased product warranty expense of $1.5 million and additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million over the same period in the prior year. The gross profit percentage in the prior year had the benefit of favorable pricing on raw materials and favorable manufacturing efficiencies due to the mix of product manufactured. We believe that our gross profit percentage will be within the range of low to mid-seventies percentage of net sales for the fiscal year. Our cost of sales may increase in the next fiscal year due to expenses associated with meeting our post-approval conditions.
Selling, General and Administrative
Selling, general and administrative expenses increased to $90.8 million, or 41.0% of net sales, for the nine months ended December 31, 2006, compared to $75.0 million, or 38.3% of net sales, in the same period in the prior year. The increase was primarily due to $7.4 million of compensation expense as a result of our adoption of SFAS 123(R) on April 1, 2006, $2.5 million in severance related to our ongoing business rationalization initiative and an increase of $2.4 million in incentive compensation expenses associated with achieving specific operating targets. Other increases included $1.4 million of higher launch expense following regulatory approval for silicone-gel filled breast implants this quarter and a $0.7 million increase in selling and marketing compensation expense correlating with higher sales. The increase in selling, general and administrative expenses was partially offset by lower sales-and-use-tax expense of $2.0 million as a result of resolutions of tax audits in various taxing jurisdictions and the completion of our direct-to-consumer television advertising program related to our breast implant products, resulting in decreased expenses of approximately $1.5 million. In addition, fiscal 2006 includes $3.3 million of legal and professional fees related to a potential strategic transaction that did not recur in fiscal 2007.

Research and Development
Research and development expense was $24.7 million or 11.1% of net sales, for the nine months ended December 31, 2006, compared to $21.6 million or 11.0% of net sales, in the same period in the prior year. The increase in research and development spending includes $2.0 million increase in spending associated with our botulinum toxin project, $1.4 million in severance-related costs in connection with our on-going rationalization of our corporate infrastructure and $1.4 million in expenses related to our hyaluronic acid dermal filler development program with Genzyme. These increases in research and development expenses were partially offset by a decrease of approximately $1.9 million in expenses primarily related to support of our silicone gel-filled breast implant regulatory submissions in the United States and Canada. During the second quarter, we entered into a commercialization agreement for the manufacture and development of hyaluronic acid dermal fillers and expect that research and development expenses will continue to increase as a result of the activities anticipated to occur under this agreement and the costs of meeting the requirements of the FDA post-approval conditions.
We expect to continue to incur additional severance-related costs in selling, general and administrative and research and development in the fourth quarter of fiscal 2007 as we continue to evaluate our corporate infrastructure in efforts to continue to improve our efficiency and profitability.
Interest and Other Income and Expense
Interest expense was $4.7 million for the nine months ended December 31, 2006, compared to $4.1 million in the same period in the prior year. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs. The increase in interest expense was primarily attributable to higher commitment fees and borrowings on our international credit facilities.
Interest income increased $13.7 million to $16.2 million for the nine months ended December 31, 2006 compared to $2.5 million in the same period of the prior year as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment as a result of the $458 million in cash proceeds received from the sale of our Urology Business and cash flow from continuing operations.
Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations. Other income for the nine months ended December 31, 2006 increased $0.2 million from the same period in the prior year.
Income Taxes
Our effective tax rate for the nine months ended December 31, 2006 was 29.8%, compared with 29.1% for the same period in the prior year. Our effective tax rate for the nine months ended December 31, 2006 increased primarily due to the book treatment of employee equity compensation as required under SFAS 123(R).
Net Income from Continuing Operations and Earnings Per Share
Net income from continuing operations for the nine months ended December 31, 2006 increased 20% to $41.2 million, from $34.5 million in the same period in the prior year. Diluted earnings per share increased 24% to $0.89 for the nine months ended December 31, 2006, compared to $0.72 for the same period in the prior year.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the nine months ended December 31, 2006, which includes operating activity of two months ending June 2, 2006 and the nine-month period ended December 31, 2005, income from discontinued operations, net of income taxes, was $1.3 million and $12.8 million, respectively. This decrease is primarily the result of the shorter operating period this year. For further details regarding discontinued operations, see Note Q of the Notes to Consolidated Financial Statements.

Gain on Sale of Discontinued Operations, Net of Income Taxes
For the nine months ended December 31, 2006, we recorded a net gain of $222.2 million after taxes and expenses related to the sale of our Urology Business. We received proceeds of approximately $458 million in cash and the benefit of certain foreign tax credits arising before the sale. The proceeds are subject to customary post-closing adjustments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. During the first quarter we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which is subject to customary post-closing adjustments and includes non-cash consideration consisting of the value of certain foreign tax credits that we expect to realize arising from the transaction prior to the close. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million received from an unrelated third party. After income taxes and transaction related expenses, we expect net after tax proceeds from the sale to be approximately $320 million. We believe that existing funds including the proceeds of this sale, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, stock repurchases, and debt service requirements for the foreseeable future. We believe that the loss of future cash flows from our discontinued surgical urology and clinical and consumer healthcare segments will not have a significant negative impact on our future finance levels, terms of financing or covenants. Cash flows have been segregated between continuing operations and discontinued operations in the Consolidated Statements of Cash Flows.
As of December 31, 2006, we had cash, cash equivalents and short-term marketable securities of $518.6 million, an increase of $317.6 million from $201.0 million as of March 31, 2006. The principal components of the increase in cash, cash equivalents and marketable securities were cash proceeds generated from the sale of our Urology Business of $458 million, cash generated from operating activities of continuing operations of $65.2 million and proceeds of $22.2 million from the exercise of employee stock options, and stock purchases under our Employee Stock Purchase Plan, partially offset by $88.2 million for shares repurchased, $22.8 million in dividends paid, $14.0 million to reduce amounts outstanding on existing lines of credit, $11.9 million in net purchases of marketable securities, cash used by operating activities of discontinued operations of $95.1 million and $7.9 million used for net capital expenditures of continuing operations.
We invest excess cash in interest bearing bank deposits and marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities. Our short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment grade corporate obligations, including commercial paper.

	December 31,	March 31,
(in thousands)	2006	2006
Cash and cash equivalents	$404,407	$98,713
Marketable debt securities	114,160	102,241

Total cash, cash equivalents and marketable debt securities	$518,567	$200,954

Percentage of total assets	72%	37%

Cash Flow Changes
The following table summarizes our cash flow activity:

	Nine Months Ended
	December 31,
(in thousands)	2006	2005
Net cash provided by continuing operating activities	$65,220	$68,135
Net cash provided by (used for) continuing investing activities	438,188	(76,802)
Net cash (used for) provided by continuing financing activities	(102,846)	14,693
Net cash (used) provided by discontinued operations	(95,281)	8,317
Effect of currency exchange rates on cash and cash equivalents	413	(1,484)

Increase in cash and cash equivalents	$305,694	$12,859

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $65.2 million and $68.1 million for the nine months ended December 31, 2006 and 2005, respectively, was greater than net income in those periods, due to the net impact of non-cash adjustments to income. Non-cash adjustments primarily included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation and amortization and deferred income taxes. For the nine month periods ended December 31, 2006 and 2005, operating cash flows were negatively impacted in the amount of $4.0 million and $1.3 million, respectively, by changes in working capital balances. Our working capital was $539.6 million at December 31, 2006, and $201.6 million at March 31, 2006.
Cash Provided by (Used for) Investing Activities of Continuing Operations
Historically, cash used in investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles. For the nine months ended December 31, 2006, total cash provided by investing activities of continuing operations was $438.2 million, which includes the proceeds from the sale of the urology business of $458.1 million. Our net purchases of marketable securities totaled $11.9 million and our capital expenditures totaled $7.9 million. We anticipate our capital expenditures to total approximately $10.5 million in fiscal 2007, as we will continue to invest in facility improvements, software to support our manufacturing processes, and production equipment. For the nine months ended December 31, 2005, total cash used in investing activities of continuing operations was $76.8 million. This amount was primarily comprised of net purchases of marketable securities of $70.7 million and $6.2 million in capital expenditures.
Cash (Used) Provided by Discontinued Operations
Cash used by discontinued operations was $95.3 million for the nine months ended December 31, 2006 and cash provided by discontinued operations for the nine months ended December 31, 2005 was $8.3 million. The amount in 2006 was comprised of $95.1 million used by operating activities of discontinued operations, primarily tax payments related to the gain on sale of the Urology Business, adjusted for non-cash items. In 2005, the amount was comprised of $15.4 million provided by operating activities of discontinued operations, less capital expenditures of $4.4 million, $2.2 million repaid on lines of credit and $0.5 million in unfavorable currency exchange rate adjustments.
Cash (Used for) Provided by Financing Activities of Continuing Operations
Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends and our stock repurchase program, and the net impact of our debt financing activities.
We have a stock repurchase program, primarily to offset the dilutive effect of our employee equity compensation program and to reduce the overall number of shares outstanding. All shares repurchased under the program are retired and are no longer deemed to be outstanding. On June 5, 2006, we agreed to repurchase 2 million additional shares from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount from the closing market price quoted on the NYSE of $42.21 on that date. The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company’s continuing stock repurchase program. Mr. Jeff Ubben, managing director of ValueAct Capital, was then a member of our Board of Directors. The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.

On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing shares of the Company’s common stock. Repurchases will be made under a Rule 10b5-1 Plan compliant with Rule 10b-18. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time. In connection with our entry into the 10b5-1 Plan, the Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program and under the 10b5-1 Plan from 3.3 million to 5.0 million shares. The Board approved the repurchase of shares of our common stock under the 10b5-1 Plan in an amount not to exceed $166 million in total repurchases (subject also to the 5.0 million shares limitation), consistent with the limitations set forth in our $200 million Credit Agreement, dated as of May 25, 2005, as amended on May 31, 2006.
At February 2, 2007, approximately 4.9 million shares remained authorized for repurchase. During the third quarter, we purchased approximately 87,000 shares at an average purchase price of $48.23 per share for an aggregate purchase price of $4.2 million. The timing of our repurchases is subject to market conditions, and cash availability. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased. Additionally, our Credit Agreement as amended on May 31, 2006 limits the amount of equity securities we can repurchase to $250 million (of which approximately $161.8 million remains available for repurchase) plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters.
On December 18, 2006, the Board of Directors declared a quarterly cash dividend payable on our common stock of $0.18 per share. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. At the current annual dividend rate of $0.72 per share, the aggregate annual dividend would be approximately $30 million.
We receive cash from the exercise of employee stock options and the employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $22.2 million and $39.7 million of cash in the nine months ended December 31, 2006 and 2005, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. The Company has three standby letters of credit totaling $2 million outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at December 31, 2006, only $198 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business. Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement. The amendment also amends certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. As of February 2, 2007, there were no borrowings outstanding under the Credit Agreement.

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
Borrowings under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of certain of our other domestic subsidiaries. In addition, if the ratio of total funded debt to adjusted earnings before interest, taxes, depreciation and amortization (or “adjusted EBITDA”), exceeds 2.50 to 1.00, then we are obligated to grant to the lenders a first priority perfected security interest in essentially all of our and our material domestic subsidiaries’ assets.
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
Other Financing
On October 4, 2005, Mentor Medical Systems B.V. (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which decreases by €375,000 quarterly starting in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the nine months ended December 31, 2006, we have fully repaid this balance. Accordingly $14.3 million was available under this facility at December 31, 2006.
Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts, are fixed for the term of the advance.
Borrowings by Mentor BV under the Facility are guaranteed by Mentor’s wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship Agreement. In addition, borrowings under the Facility are secured by a mortgage on certain real estate owned by Mentor BV.
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of December 31, 2006, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries. These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.
At December 31, 2006, we had no short-term borrowings under all lines of credit. The total amount of additional borrowings available to us under all lines of credit was $212.3 million at December 31, 2006, and $202.2 million at March 31, 2006.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $29.1106 and each $1,000 principal amount will be convertible into 34.35 shares of common stock. Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.1873.
One of the conditions required for conversion of the notes has been satisfied and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share. The warrant holder also has the right to purchase 5.1 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.1873 per share.
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
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4. — Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership (“PTF”) filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleged, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. (“O&O”), an unrelated entity at that time, which was dated as of March 14, 1990 (“Merger Agreement”) (prior to the merger, O&O had no affiliation with us). PTF alleged that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder. PTF sought damages in excess of $18 million, which was the maximum amount of royalties PTF could have received under the Merger Agreement. On January 26, 2006, the parties entered into a confidential settlement agreement and mutual release and the action was formally dismissed on January 29, 2007.
In addition, in the ordinary course of our business we experience product-related and other varied types of claims that sometimes result in litigation or other legal proceedings. Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.
Item 1A. — Risk Factors
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

The FDA approval of our MemoryGel™ breast implants in the U.S. is conditioned on our compliance with several significant post-approval conditions, including conducting a large scale, 10-year study of patients who receive the implants. These conditions may adversely affect the market acceptance and usage rates of our MemoryGel™ implants, and may cause us to incur significant unanticipated expenses. Our failure to comply with these conditions in a timely manner may result in our inability to continue to sell our MemoryGel™ implants in the U.S.
On November 17, 2006, the U.S. Food and Drug Administration (“FDA”) approved for sale our MemoryGel™ silicone gel-filled breast implants (device) with post-approval conditions. The post-approval conditions and other requirements associated with the FDA’s approval include the following: continuation of the Mentor Core Study through 10 years, physician training to access the device, a large post-approval study for 10 years, completion of additional device failure studies, focus group studies with patients on the format and content of the approved labeling, utilization of a formal informed decision process with patient labeling, cessation of new enrollment in the Mentor Adjunct Study, and implementation of device tracking.
Our Compliance with these FDA-mandated post-approval conditions is dependent upon the cooperation of physicians and patients. If we are unable to gain that cooperation, there may be an adverse effect on the acceptance and usage rates of these products. We could incur significant unanticipated expenses in connection with the post-approval conditions including costs to gain physician and patient cooperation and costs of post-market patient monitoring and data collection activities which would have a material adverse effect on our market share, revenue and results of operations. In addition, if we are unable to comply with these post-approval conditions, the FDA may withdraw the approval of the PMA and we would be unable to continue to sell MemoryGel™ silicone gel-filled breast implants in the U.S. which would also have a material adverse effect on market share, revenue and results of operations.
On October 20, 2006 we received the Medical Licenses for the MemoryGel and the Contour Profile Gel (CPG) breast implants in Canada. These licenses also came with conditions that are similar to those required by FDA. If we fail to comply with these post-approval conditions, Health Canada may suspend the licenses, which would have a material adverse effect on our market share, revenue and results of operations.
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
Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), or any significant delays in any of our PMA filings, including our Puragen™ PMA and other hyaluronic acid dermal filler PMAs, may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted, stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses, for example, in connection with post-market patient monitoring and data collection activities for our silicone gel-filled breast implants, this could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry by government agencies in this regard.
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
If our new products do not achieve significant market acceptance, or if our current products do not continue competing successfully in the market, our sales and earnings may not grow as much as expected, or may even decline.
In January 2007, we filed the second module of the Puragen™ hyaluronic acid dermal filler PMA. Any delays in the submission of additional modules, or a delay or denial response by the FDA, would have a material adverse effect on our commercialization timelines and competitive position with respect to this product, and ultimately our future revenue and operating results.
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
In particular, we face competition from Allergan, Inc., which acquired Inamed Corporation in March 2006, our largest current competitor in the U.S. for our breast aesthetics product line. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger competitor with a substantially larger sales force both in the U.S. and the rest of the world.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.
Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products, delay product approvals, or could result in decreased product demand or product withdrawal. For example, we may be required to recall or withdraw our products if we, the FDA or a foreign government agency determine that use of our products results in a higher than average rate of post-treatment complications based on clinical experience and/or data. If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency’s request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls and could result in negative publicity regarding our products. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.
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
A significant portion of our historic growth has been the result of acquisitions of other companies, businesses and technologies. In October 2005, we announced our intention to refocus our business solely on aesthetic medicine and we sold our surgical urology and clinical and consumer health businesses in June 2006. This refocus consumed a significant amount of management attention and may have distracted us from pursuing acquisition opportunities in the short term. We intend to continue to acquire other businesses and technologies to facilitate our future business strategies. There can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions or obtain agreements with terms favorable to us. For example, in November 2005, we made an unsolicited offer to acquire Medicis, Inc. (which was at the time subject to an acquisition agreement with Inamed) that was rejected. We may incur substantial expenses in connection with our acquisition activities, even if the transaction is not completed, such as the approximately $3.4 million in expenses incurred related to the offer to acquire Medicis. Once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and earnings.

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
We depend on the continued use of our manufacturing plants and on single and sole source suppliers for certain raw materials and licensed or manufactured products and the loss of, or disruption to, any plant or supplier could adversely affect our ability to manufacture or sell many of our products.
Significant damage to or the loss of our manufacturing facilities could adversely affect our ability to manufacture and/or sell many of our products. In addition, we currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone. The manufacturing of our products is complex and highly regulated, and any changes to our products may result in delays or disruptions of our manufacturing capacity. In the event that our manufacturing plants or third-party suppliers cannot meet our requirements, we cannot guarantee that we would be able to produce enough manufactured goods or obtain a sufficient amount of quality raw materials in a timely manner from other suppliers. We also depend on third party manufacturers and suppliers for components and licensed products. In connection with the sale of our Urology Business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast aesthetic products. For the short-term, Coloplast would be our sole source for these components, and if we were unable to obtain the supply, our business would be harmed. We may determine that we do not want to continue to purchase products from Coloplast or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves. In addition, we depend on Niadyne, Inc. for the supply of NIA-24 and if we were no longer able to satisfy demand for this product through our relationship with Niadyne, our business could be harmed. If there is a disruption in the supply of any of these single or sole source products, our future sales and profitability would be adversely affected.

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
Item 2. — Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability, and blackout periods during which we are restricted from repurchasing shares. On May 31, 2006 we amended our Credit Agreement to expand the amount of equity securities we can repurchase to $250 million plus a subsequent amount during any four consecutive quarters equal to our consolidated net income less dividends paid for the preceding four quarters. The Credit Agreement covenants also restrict the Company’s ability, among other things, to declare or pay cash dividends in excess of 60% of the consolidated net income of the Company and its subsidiaries for the four most recent fiscal quarters.

On June 16, 2006 we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5-1 Plan”) compliant with Rule 10b-18. The 10b-5-1 Plan will terminate on August 10, 2007 unless terminated earlier pursuant to the plan. In connection with the entry into the 10b5-1 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5 million shares. The timing of purchases and the exact number of shares to be purchased depends on market conditions. As of December 31, 2006, 71,600 shares of our common stock have been purchased under the 10b5-1 Plan for a total purchase price of $3.4 million. The repurchase program and the 10b5-1 Plan may be suspended or discontinued at any time.

ISSUER PURCHASES OF EQUITY SECURITIES
				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
(in thousands	of Shares		Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs
October 1 – October 31, 2006	87	(1)	$48.23	87	4,913
November 1 – November 30, 2006	—		—	—	4,913
December 1 – December 31, 2006	—		—	—	4,913

Total	87		$48.23	87

(1)	During the period 71,600 shares were purchased under the 10b5-1 Plan and 15,465 shares were acquired for payment of withholding taxes upon the lapsing of the restrictions on certain outstanding restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.
Item 4. — Submission of Matters to a Vote of Security Holders
None
Item 5. — Other Information
On February 5, 2007, Mr. Edward S. Northup commenced employment with us as our Chief Operating Officer. Mr. Northup, 58, has spent the past nine years in a variety of executive roles with Boston Scientific Corporation, most recently serving since 2005 as President of the Pain Management business. Mr. Northup joined Boston Scientific in 1997 as Vice President, General Manager of Asia Pacific. In 1999, he was promoted to President Boston Scientific Japan and again in 2001 to the concurrent role of President Boston Scientific International. From 1995 to 1997, Mr. Northup was the President of the Dynacor Division of the privately held Medline Industries. From 1978 to 1995, Mr. Northup was employed by Baxter Healthcare and American Hospital Supply Corporation in a variety of senior level positions and business including Vice President of Baxter Cardiovascular-Far East, Vice President, General Manager of Euromedical Industries and Director of Operations for the Pharmaseal Division. Over the past 28 years, Mr. Northup has lived and managed businesses in North America, Latin America, Asia/Pacific and Europe. Mr. Northup received a B.S. in Pre-Med from the University of Santa Clara and began his career in basic research in intracellular immunity and infectious diseases at the Palo Alto Medical Research Foundation.
Mr. Northup entered into our standard employment agreement, and the terms of Mr. Northup’s compensation are as follows:
i. Mr. Northup will receive an annual base salary of $400,000 and be eligible to receive bonuses in a targeted range of 75% to 97.5% of his base salary. Bonuses will be paid in accordance with the criteria established by the Compensation Committee of the Board of Directors for the Fiscal Year 2007 and subsequent fiscal years’ Bonus Plans.

ii. The Compensation Committee granted Mr. Northup an option to acquire 125,000 shares of our common stock under the Company’s 2005 Long Term Incentive Plan, as amended (the “Plan”). The option vests over four years with one-fourth of the shares vesting on the first anniversary of the date of grant and the remaining shares vesting thereafter in equal installments on the second, third and fourth anniversaries of the date of grant. The per share exercise price of the option is $52.68, the closing sales price of our common stock on the New York Stock Exchange on February 5, 2007, the first day of Mr. Northup’s employment.
iii. The Compensation Committee also granted Mr. Northup 33,000 shares of restricted stock valued at the fair market value of $52.68 per share, the closing price of our common stock on the New York Stock Exchange as of the Award Date. The Restricted Stock is subject to the terms of the Plan and an individual Restricted Stock Award Agreement (the “Award Agreement”) to be executed by Mr. Northup as summarized below.
In accordance with the Award Agreement and subject to its terms, the Restricted Stock shall vest, and restrictions shall lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock. Any unvested shares of Restricted Stock or any interest therein, generally may not be sold, assigned, pledged or otherwise disposed of, alienated or encumbered. Mr. Northup shall be entitled to cash dividends and voting rights with respect to the shares of Restricted Stock he has been granted even if such Restricted Stock is unvested
By accepting the grant of Restricted Stock and executing the Award Agreement, Mr. Northup agrees to be bound by the stock ownership guidelines set forth in the Award Agreement. Mr. Northup agrees to attain, by no later than the fifth anniversary of the Award Date, a level of stock ownership (“Ownership Threshold”) at least equal to two times his annual base salary, calculated by dividing (i) the product of his salary times two by (ii) the fair market value of a share of our common stock on the Award Date. Under the Award Agreement, Mr. Northup further agrees to maintain this Ownership Threshold throughout the remainder of his employment or service with us.
The Award Agreement also provides for additional restrictions upon the vesting of the Restricted Stock (and subject to any applicable laws or regulations and our insider trading policies), during the 5-year vesting period (“Additional Restrictions”). Specifically, Mr. Northup may only transfer up to 40% of his vested shares of Restricted Stock in the aggregate to cover tax consequences of such vesting, which such transfer restriction shall terminate on the earlier of: (a) the fifth anniversary of the Award Date, or (b) Mr. Northup’s severance date.
The Board of Directors retains the right, in its sole discretion to reduce or waive any Ownership Threshold or the Additional Restrictions.
If Mr. Northup ceases to be employed or ceases to provide services to us, his unvested Restricted Stock shall be forfeited to regardless of the reason for his termination. Notwithstanding the foregoing, if a Change in Control Event (as defined in the Award Agreement) occurs and any unvested shares of Restricted Stock do not automatically accelerate or become fully vested in connection with the Change in Control Event, and if, within 12 months of the date of the Change in Control Event Mr. Northup is terminated by us or any subsidiary for any reason other than for Cause (as defined in the Award Agreement) or as a result of his resignation for Good Reason (as defined in the Award Agreement), the Restricted Stock shall become fully vested upon his termination.

Pursuant to the terms of our standard executive employment agreement, Mr. Northup will be entitled to the following in addition to the salary, bonus, option grant and restricted stock grants described above:
•	With respect to the provisions related to termination without cause, resignation for Good Reason (as described below), or non-renewal of the agreement by us, the employment agreement provides for:
•	payment of full COBRA premiums for 24 months following a termination;

•	severance compensation to be calculated as a flat 24 months’ severance, determined at the executive officer’s then current rate of base pay; and

•	a pro-rated amount, based on timing of the executive officer’s termination or resignation relative to the end of the then current fiscal year, of the target bonus percentage applicable to the executive officer.
•	With respect to the provisions related to termination due to change of control, the employment agreement provides for:
•	payment of full COBRA premiums for 24 months following a termination;

•	severance compensation to be calculated as a flat 24 months’ severance, determined at the executive officer’s then current rate of base pay; and

•	100% of the target bonus percentage applicable to the executive officer.
For purposes of the employment agreement, “Good Reason” means the occurrence of any of the following without Mr. Northup’s express written consent: (i) a significant reduction of Mr. Northup’s material duties, position, or responsibilities as provided in the employment agreement, or the removal of Mr. Northup from the position, duties, and responsibilities contemplated by the employment agreement; provided however, except in the Change of Control context, Mr. Northup’s reporting structure may be realigned at any time provided that (a) Mr. Northup’s services remain materially unchanged and (b) the changed reporting structure is consistent with reporting and organizational structures that exist from time to time in similarly sized companies; (ii) a reduction in Mr. Northup’s salary or bonus other than a one-time reduction of not more than 10% that also is applied to substantially all other senior executives at the Company; (iii) a material reduction in Mr. Northup’s benefits as compared to the benefits in effect on February 5, 2007; (iv) Mr. Northup must perform a significant portion of his duties at a location other than our headquarters; or (v) our headquarters are relocated more than 50 miles from the current location in Santa Barbara, California.
For purposes of the employment agreement, “Change of Control” shall be as defined under the provisions of the applicable equity or other long-term incentive plan in effect at the time of such Change of Control.
A copy of Mr. Northup’s employment agreement is attached hereto as Exhibit 10.2 and the prior description is qualified entirely by such agreement, which is deemed incorporated by reference herein.
In addition to the terms of Mr. Northup’s employment described above, we have agreed to provide Mr. Northup with a relocation allowance in the amount of $250,000 to reimburse Mr. Northup for the moving, travel and real estate expenses anticipated to be incurred by him in relocating to the Santa Barbara area from the Los Angeles area.
On February 5, 2007, we also entered into an indemnification agreement (the “Indemnification Agreement”) with Mr. Northup. The Indemnification Agreement provides, among other things, that subject to the procedures set forth in the Indemnification Agreement: (i) we will indemnify the Indemnitee (as defined in the Indemnification Agreement) to the fullest extent permitted by law in the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Proceeding (as defined in the Indemnification Agreement) by reason of (or arising in part out of) an Indemnifiable Event (as defined in the Indemnification Agreement); (ii) if requested by Indemnitee, and subject to certain exceptions, we will advance Expenses (as defined in the Indemnification Agreement) to the Indemnitee; (iii) if there is a Change of Control (as defined in the Indemnification Agreement), we will seek the advice of independent legal counsel with respect to all matters thereafter arising concerning the rights of Indemnitee to indemnity payments and advances under the Indemnification Agreement or any provision of our charter or bylaws; (iv) the rights of the Indemnitee under the Indemnification Agreement are in addition to any other rights the Indemnitee may have under our charter or bylaws or the Minnesota Business Corporations Act or otherwise; and (v) to the extent we maintain an insurance policy or policies providing directors’ and officers’ liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any Company director or officer. In addition, the Indemnification Agreement establishes guidelines as to the defense and settlement of claims by the parties and the period of limitations.
The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the full text of the Indemnification Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed on November 29, 2006 and is incorporated by reference herein.

Item 6. Exhibits

2.1	Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A — Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.2	Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.3	Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.4	Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

3.1	Composite Restated Articles of Incorporation of the Company dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Form of Indemnity Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.2*	Employment Agreement between Mentor Corporation and Edward S. Northup dated February 5, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MENTOR CORPORATION
(Registrant)

MENTOR CORPORATION
DATE: February 7, 2007	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

DATE: February 7, 2007	/s/LOREN L. MCFARLAND
Loren L. McFarland
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A — Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.2	Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.3	Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.4	Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

3.1	Composite Restated Articles of Incorporation of the Company dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Form of Indemnity Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.2*	Employment Agreement between Mentor Corporation and Edward S. Northup dated February 5, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.