Form 10-K
period 2007-03-31
MENTOR CORP /MN/
filed 2007-05-30
CIK 64892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-31744
MENTOR CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0950791
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
201 Mentor Drive, Santa Barbara, California 93111
(Address of principal executive offices) (Zip Code)
(805) 879-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered
Common Shares, par value $0.10 per share	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐      No ☑
Based on the closing sale price on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2006), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $1,317,071,195. For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 23, 2007, there were approximately 39,732,344 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 17, 2007 are incorporated by reference into Part III of this Form 10-K.

MENTOR CORPORATION

PART I
FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in this Form 10-K, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the U.S. Securities and Exchange Commission (the “SEC”), in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under “Item 1A -Risk Factors” or elsewhere in this Form 10-K. Forward-looking statements include statements regarding, among other things:
▪	Our anticipated growth strategies;

▪	Our intention to introduce or seek approval for new products;

▪	Our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;

▪	Our anticipated outcomes of litigation and regulatory reviews; and

▪	Our ability to replace sources of supply without disruption and regulatory delay.
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
ITEM 1. BUSINESS.
Mentor Corporation was incorporated in Minnesota in 1969. Our fiscal year ends on March 31, and references to fiscal 2007, fiscal 2006 or fiscal 2005 refer to the years ended March 31, 2007, 2006 or 2005, respectively.
General
We develop, manufacture, license and market a range of products serving the aesthetic market, including plastic and reconstructive surgery. Our products include surgically implantable breast implants for plastic and reconstructive surgery, as well as capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration.

Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. On May 17, 2006, we entered into a definitive purchase agreement to sell our surgical urology and clinical and consumer healthcare business segments (collectively, the “Urology Business”) to Coloplast A/S (“Coloplast”) for total consideration of $463 million ($456 million in cash and the remainder consisting of the value of an indemnification provided by Coloplast to Mentor related to certain foreign tax credits that arose from the transaction). On June 2, 2006, the sale of the Urology Business was completed. The transaction was subject to a post-closing adjustment of $2.7 million that was paid by us to Coloplast in the fourth quarter of fiscal 2007.
Principal Products and Markets
Our aesthetic products fall into three general categories: breast implants, body contouring, and other aesthetics which includes facial aesthetics products. These three product lines are considered one segment for financial reporting purposes. Net sales for each of these product categories and the percentage contributions of such net sales to total net sales are as follows:

	Year Ended March 31,
	2007		2006		2005
(in thousands)	Amount	%	Amount	%	Amount	%
Breast implants	$262,556	87.0%	$233,189	87.0%	$217,420	86.4%
Body contouring	16,734	5.5%	17,782	6.6%	18,609	7.4%
Other aesthetics, including non- surgical facial products	22,684	7.5%	17,301	6.4%	15,697	6.2%

Total	$301,974	100.0%	$268,272	100.0%	$251,726	100.0%

We develop, produce, and market a broad line of breast implants, including saline-filled implants and silicone gel-filled (MemoryGel™ and Contour Profile® brand) implants. Our breast implants consist of a silicone elastomer shell that is either filled during surgery with a saline solution or pre-filled during the manufacturing process with silicone gel. Our MemoryGel™ breast implants incorporate silicone gel with varying degrees of cohesiveness. Additionally, our implants have either a smooth or textured surface and are provided in a variety of sizes and shapes to meet the varying preferences of patients and surgeons.
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
We estimate the size of the markets for our products using external data and management judgment. We believe the worldwide breast aesthetics market to be approximately $650 million to $700 million.
We work actively with the U.S. Food and Drug Administration (“FDA”) as we seek approvals of our pre-market approval applications and carry out our post-approval conditions. We also work with non-U.S. agencies related to these processes. Following are some key dates related to these activities:
▪	On November 17, 2006, we announced that the FDA approved for sale our MemoryGel™ silicone gel-filled breast implants with post-approval conditions. The post-approval conditions and other requirements associated with the FDA’s approval include the following: continuation of the Mentor Core Study through 10 years; physician training to access the device; a large post-approval study for 10 years; completion of additional device failure studies; focus group studies with patients on the format and content of the approved labeling; utilization of a formal informed decision process with patient labeling; cessation of new enrollment in the Mentor Adjunct Study; and implementation of device tracking.
▪	On May 2, 2007, we announced that the FDA approved an amendment to our MemoryGel™ silicone gel-filled breast implant post-approval study (“PAS”) protocol from a mandatory to a voluntary patient enrollment design.

▪	On October 20, 2006, we received medical device licenses with terms and conditions from the Therapeutic Products Directorate (“TPD”) of Health Canada to begin marketing and selling our round and Contour Profile® silicone gel-filled breast implants in Canada for use in augmentation, reconstruction and revision procedures.
▪	On April 3, 2006, we submitted a pre-market approval application to the FDA for our Contour Profile® silicone gel-filled breast implant products (“CPG®”). The clinical portion of this application was submitted on September 30, 2006, and the application is currently under review. On September 29, 2006, we submitted our completed modular PMA for CPG. On November 17, 2006, the FDA notified us that they had accepted our application for filing.
We carry a full line of breast reconstruction products including the Contour Profile Tissue Expander (CPX™) family of breast expanders. These expansion products, used in the first-stage of a two-stage breast reconstruction, create a pocket that will ultimately hold the breast implant that is placed in a subsequent second-stage operation. All of the CPX devices utilize our proprietary BufferZone®™ self-sealing technology and Centerscope™ injection port locators.
We offer a line of extremity tissue expanders. Extremity tissue expansion involves the process of growing additional tissue for reconstruction and skin graft procedures. Some of the major applications of extremity tissue expansion include the correction of disfigurements such as burns, large scars and congenital deformities.
With respect to body contouring, we market a complete line of liposuction products and disposable supplies. We estimate the worldwide market for body contouring products to be approximately $40 million to $65 million.
In fiscal 2005, we established two new business lines in the aesthetics arena, which we categorize under “other aesthetics”: Mentor Solutions and facial aesthetics. The Mentor Solutions business line began with our acquisition of Inform Solutions, Inc. in fiscal 2005. The Mentor Solutions group offers software, consulting and business management tools to help plastic surgeons grow their business.
In facial aesthetics, we supply dermal filler products and cosmeceutical products that help plastic surgeons and dermatologists treat a variety of skin conditions. We estimate the worldwide market for facial aesthetics products to be approximately $450 million to $500 million. Currently, we sell a line of dermal filler products outside of the United States for the cosmetic correction of lines, folds and wrinkles. Specifically, such products include Puragen™, our double cross-linked hyaluronic acid-based dermal filler for which we are pursuing regulatory approval in the United States, and Prevelle™, a single cross-linked hyaluronic acid-based dermal filler that we distribute pursuant to a commercialization agreement with Genzyme Corporation (“Genzyme”). Together, these products complement each other by offering treatment options for a wide variety of patients looking for wrinkle correction. Further, as part of the commercialization agreement with Genzyme, Mentor and Genzyme have also partnered to develop dermal gel extra (“DGE”), a “next-generation” hyaluronic acid-based dermal filler product.
In March 2006, we signed a non-binding letter of intent with Niadyne, Inc., to distribute Niadyne’s innovative NIA 24™ line of science-based cosmeceutical products used to improve and restore the healthy appearance of the skin. Sales commenced in May of 2006, and we signed an exclusive distribution agreement with Niadyne in October 2006. The products have begun to gain acceptance with plastic surgeons.
On October 30, 2006, we announced that we had entered into the aforementioned commercialization agreement with Genzyme, under which Genzyme will manufacture and develop future hyaluronic acid dermal filler products which we will market and distribute through our sales channels.
We are developing a next-generation botulinum toxin type A product based on proprietary technology. We estimate the worldwide market for botulinum toxin products to be approximately $1.4 billion, of which approximately 55% relates to therapeutic uses and 45% to cosmetic use. During fiscal 2005, we initiated the United States phase I dose-escalation study for cosmetic indications and during fiscal 2006 we initiated the United States phase II dose-finding study for cosmetic indications. Both phase I and II studies have been completed. The phase III Studies are comprised of three separate protocols, two of which were submitted to FDA as Special Protocol Assessments. The first is a single treatment safety and efficacy study, while the second is a repeat treatment safety and efficacy trial.

The third study, for which subjects from the phase I and II trials and the first (and possibly second) phase III trials will be eligible, is designed to collect long term safety data over a three year period. We received FDA approval for the phase IIIa study on May 15, 2007 and have initiated the study. In addition, in early fiscal 2007 we initiated the United States phase I dose-escalation study focused on the treatment of adult-onset spasmodic torticollis/cervical dystonia.
Sales and Marketing
We employ a domestic sales force for our aesthetic surgery product lines and specialists to support body contouring. The sales force provides product information and specific data support and related services to physicians, nurses and other health care professionals. We promote our products through participation in and sponsorship of medical conferences and educational seminars, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs. One of our most successful marketing initiatives in the past year has been our Mentor Masters Series which is an ongoing educational event that allows physicians to visit our manufacturing facility in Dallas, Texas and see first hand how our products are manufactured. We are currently the only company that manufactures breast implants in the United States. We employ rigorous quality standards carried out by our long-tenured staff. In addition, we contribute to organizations that provide counseling and education for patients suffering from certain conditions, and we provide educational materials for our products to physicians for use with their patients.
Upon the approval of MemoryGel breast implants in the third quarter of fiscal 2007 in the U.S. and Canada, we launched a comprehensive marketing program to both physicians and patients on silicone gel implants. Our MemoryGel.com website is a one-stop easy resource for physicians and office staff to obtain all the required education and information they need to begin using these products. In addition, we supplied every physician office with a MemoryGel Starter Kit that was designed to help them educate and advertise these products to their patients through ready-made consumer advertisements and simple educational tools. We also offer a service called “Ask Diane” which allows patients to contact one of our on-staff nurses for questions about products or procedures.
International Operations
We provide most of our product lines to markets outside of the U.S., principally to Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, the United Kingdom, Germany, France, Australia, Spain and Italy, as well as through independent distributors in other countries. Total foreign net sales, which are made through distributors and direct international sales offices, for continuing operations were $84.2 million, $75.5 million, and $65.2 million in fiscal 2007, 2006 and 2005, respectively. Other than sales made through our international sales offices, which are denominated in the local currency of the sales office, international sales are made in U.S. dollars.
In addition, we manufacture mammary implants in The Netherlands and facial products in the United Kingdom. During fiscal 2007, we recorded a $2.6 million impairment charge related to our decision to close our manufacturing and research facility in Scotland. We anticipate the closure will take place in early fiscal 2008. Total long-lived assets, excluding those related to discontinued operations, located in foreign countries were $21.5 million and $23.7 million as of March 31, 2007 and 2006, respectively.
For additional information regarding our international operations, see “Note T – Segment Information for Continuing Operations” of the “Notes to the Consolidated Financial Statements.”
Competition
We believe we are one of the leading suppliers of cosmetic and reconstructive surgery products. In the domestic breast implant market, we currently compete primarily with one other company, Allergan, Inc. (“Allergan”), which acquired Inamed Corporation, our largest competitor in the U.S. for our breast aesthetics products, in March 2006. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger company. The principal competitive factors in this market are product performance and quality, range of styles and sizes, proprietary design, warranty programs, customer service and, in certain instances, price. In addition to current competition from Allergan, there is a strong possibility of additional competition from new entrants into the U.S. market. Several companies have clinical studies underway to receive FDA approval to market their own silicone- and saline-filled breast implants. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative sizes, some of the smaller competitors have strong market positions in their home markets, which increases the challenges associated with maintaining and growing our international business.

In facial aesthetics, we are a new entrant in the worldwide market and consequently are not a leading competitor. The commercialization agreement reached with Genzyme for hyaluronic acid dermal fillers is expected to provide significant benefit in the future as we access their manufacturing and research and development expertise in hyaluronic acid technology. The facial aesthetics market has many competitors, domestically and internationally, some with hyaluronic acid-based products similar to ours, and some with different products and technologies.
Government Regulations
General
Our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies (“Agencies”). These Agencies inspect our processes and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. These Agencies have the power to prevent or limit further marketing of products based upon the results of these inspections. These regulations depend heavily on administrative interpretation. Future interpretations made by these Agencies could adversely affect us. Failure to comply with these Agencies’ regulatory requirements may result in enforcement action by these Agencies, including product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, imposition of injunctions prohibiting product manufacture or distribution, and civil or criminal penalties.
Advertising and promotion of medical devices and biologic products are regulated by the FDA, the Federal Trade Commission (“FTC”) and other agencies in the U.S. and by comparable agencies internationally. A determination that we are in violation of regulatory requirements governing promotional activities could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, and civil or criminal penalties.
Products and materials manufactured internationally may come under Homeland Security statutes from time to time and could be considered for restricted entry into the U.S. by the FDA and U.S. Customs. The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally. Our products may also be subject to export control regulations.
We have incurred, and will continue to incur, substantial expenses related to laboratory and clinical testing of new and existing products, and the preparation and filing of documents required by the FDA for pre-market approval or clearance. The process of obtaining pre-market approval or clearance can be time-consuming and expensive, and there is no assurance that such approvals or clearances will be granted. We also may encounter delays in bringing new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect our ability to commercialize new products or additional applications for existing products.
U.S. Regulation of Medical Devices
Under the Federal Food, Drug, and Cosmetic Act (“FDCA”) as amended, the FDA has the authority to adopt regulations that (i) set standards and general controls for medical devices; (ii) require demonstration of safety and effectiveness or substantial equivalence to a legally marketed device prior to marketing devices for which the FDA requires pre-market approval or clearance; (iii) require laboratory and/or animal test data to be submitted to the FDA prior to testing of devices in humans; (iv) establish Good Manufacturing Practices (“GMPs”), referred to as Quality System Regulation (“QSR”), that must be followed in device manufacture; (v) permit detailed inspections of device manufacturing facilities for compliance with QSR; (vi) require compliance with certain labeling requirements; (vii) require reporting of certain adverse events, device malfunctions, and other post-market information to the FDA; and (viii) prohibit device exports that do not meet certain requirements. The FDA also regulates marketing and promotional activities by device companies. Essentially all of our currently marketed products are medical devices and, therefore, are subject to regulation by the FDA in the U.S. and analogous governmental Agencies in countries outside the U.S. to which we export our products. We expect other products, such as Puragen Plus™, that we are developing also to be subject to FDA regulation as medical devices.

The FDCA established complex procedures for FDA regulation of devices. Devices are placed in three classes: Class I (general controls, such as establishment registration, device listing, and labeling requirements), Class II (special controls, such as industry standards or FDA guidance documents, in addition to general controls), and Class III (a pre-market approval application (“PMA”) before commercial marketing). Class III devices are the most extensively regulated. Class III devices require each manufacturer to submit to the FDA a PMA that includes information demonstrating the safety and effectiveness of the device. The majority of our aesthetic surgery products are in Class III.
As described earlier, in November 2006, the FDA approved our PMA application for our MemoryGel™ round silicone gel-filled breast implants for breast augmentation, reconstruction and revision. Pursuant to conditions of approval set forth in the FDA’s approval letter, we are required to conduct a large, 10-year post-approval study of 42,900 women. This study is intended to address specific issues relating to long-term health consequences. We are incurring, and expect to continue to incur, additional expenses in connection with the conduct of this study, which could be substantial.
As described earlier, on September 29, 2006, we submitted the completed modular PMA application to the FDA for our Contour Profile® silicone gel-filled breast implant products (“CPG®”). The application is currently under review.
Regulation of Biologics
Certain other products being developed by us are regulated by the FDA as biologics under the Public Health Service Act and require pre-market approval, and are subject to regulations and requirements on preclinical and clinical testing, manufacture, labeling, quality control, storage, advertising, promotion, marketing, distribution and export. Prior to commercial sale of a biologic, a Biologics License Application (“BLA”) that includes results from required, well-controlled clinical trials to establish the safety and effectiveness for the product’s intended use, and specified manufacturing information, must be submitted to and approved by the FDA. FDA inspection of the manufacturing facility during review of the BLA is required to ensure that manufacturing processes conform to FDA-mandated GMPs. Continued compliance with GMPs is required after product approval, and post-approval changes in manufacturing processes or facilities, product labeling, or other areas require FDA review and approval. We are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase. Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative future impact on sales and results of operations.
Additional Regulations
As a manufacturer of medical devices and biologics, our manufacturing processes and facilities are subject to regulation and review by international regulatory agencies for products sold internationally, most notably in Canada and the European Union (“EU”).
On October 20, 2006, Health Canada approved Medical Device Licenses for our round and Contour Profile Gel silicone gel-filled breast implants.
A medical device may only be marketed in the EU if it complies with the Medical Devices Directive (93/42/EEC) (“MDD”), the Active Implantable Medical Devices Directive (90/385/EEC) (“AIMDD”) or the In Vitro Diagnostic Device Directive (98/97/EC) (“IVDD”), as appropriate, and bears the CE mark as evidence of that compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD, AIMDD or the IVDD relating to safety and performance, and we as manufacturer of the devices must undergo verification of our regulatory compliance by a third party standards certification provider, known as a “Notified

Body”. We have obtained CE marking for our products sold in the EU by demonstrating compliance with the MDD and ISO13485 2003 international quality system standards. Medical device laws and regulations are also in effect in some of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products, to requests for product data or certifications. Failure to comply with these international regulatory standards and requirements, and to changes in the international quality system standards, could affect our ability to market and sell products in these markets and may have a significant negative impact on sales and results of operations.
We are developing additional products in the area of biologics, which will be regulated as medicinal products in the EU and as such will require a marketing authorization before they can be introduced into the market. There are three routes by which this can be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU; the Mutual Recognition Procedure (“MRP”) whereby a marketing authorization is granted by one national authority and is subsequently recognized by the authorities of the other member states in which we intend to supply the products; or the decentralized procedure, whereby an application for a marketing authorization is submitted simultaneously to the member states in which we intend to supply the products. The centralized procedure is compulsory for biotechnology products and is optional for certain high-technology products. All such products which are not authorized by the centralized route must be authorized by the MRP or the decentralized procedure unless the product is designed for a single EU country, in which case a national application can be made. In each case, the application must contain full details of the product and the research that has been carried out to establish its efficacy, safety and quality.
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
Environmental Regulation
We are subject to federal, state, local and foreign environmental laws and regulations. Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our results of operations or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot provide any assurance, however, that environmental claims will not develop in the future, including claims for indemnification, relating to our operations or properties owned or operated by us, or those properties previously owned by us and divested as part of the transaction with Coloplast, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part. Violations of environmental health and safety laws could occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes, which could result in fines and penalties or adversely affect our operating results and harm our business. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.
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

Medicare, Medicaid and Third-Party Reimbursement
Health care providers that purchase medical devices, such as our products, sometimes rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. In the United States, our aesthetics products are sold principally to hospitals, surgery centers and surgeons. We invoice our customers and they remit directly to us. In some cases, the patient and the procedure may be eligible for reimbursement by third-party payors, including Medicare, Medicaid and other similar programs, but this coverage is invisible to us on a case-by-case basis. However, we are aware that some of our customers are being reimbursed, in full or in part, for our products or for procedures that utilize our products. The majority of procedures that utilize our products are not reimbursable by these third-party payors. Nevertheless, reimbursement can be a significant market factor when the product cost represents a major portion of the total procedure cost and the reimbursement for that procedure (or alternative procedures) is changing or influencing treatment decisions. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients.
Payments from Medicare, Medicaid and other third-party payors are subject to legislative and regulatory changes and are susceptible to budgetary pressures. Some of our customers’ revenues and ability to purchase our products and services is therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by third-party payors. Any changes in the health care regulatory, payment or enforcement landscape relative to our customers’ health care services may negatively affect our operations and revenues. Discussed below are certain factors which could have a negative impact on our future operations and financial condition. It is difficult to predict the effect of these factors on our operations; however, the effect could be negative and material.
Medicare Overview
Medicare is a federal program administered by the Centers for Medicare and Medicaid Services (“CMS”), formerly known as HCFA, through fiscal intermediaries and carriers. Available to individuals age 65 or over, and certain other classes of individuals, the Medicare program provides, among other things, health care benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and co-payments. There are three components to the Medicare program relevant to our business: Part A, which covers inpatient services, home health care and hospice care; Part B which covers physician services, other health care professional services and outpatient services; and Part C or Medicare Advantage, which is a program for managed care plans.
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
A portion of our revenue is derived from our customers who operate inpatient hospital facilities. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing our products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and are often less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more profitable.

Medicare — Outpatient Hospital Setting
CMS implemented the hospital Outpatient Prospective Payment System, or OPPS, effective August 2000. OPPS is the current payment methodology for hospital outpatient services, among others. Services paid under the OPPS are classified into groups called Ambulatory Payment Classifications, or APCs. Services grouped within each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC through the application of a conversion factor that CMS updates on an annual basis. OPPS may cause providers of outpatient services with costs above the payment rate to incur losses on such services provided to Medicare beneficiaries.
The Balanced Budget Refinement Act of 1999 provides for temporary financial relief from the effects of OPPS through the payment of additional outlier payments and transitional pass-through payments to outpatient providers reimbursed through OPPS who qualify for such assistance. Transitional pass-through payments are required for new or innovative medical devices, drugs, and biological agents. The purpose of transitional pass-through payments is to allow for adequate payment of new and innovative technology until there is enough data to incorporate cost for these items into the base APC group. The qualification of a device for transitional pass-through payments is temporary. Our products do not currently qualify for pass-through payments.
Annually CMS proposes and, after consideration of public comment, implements changes to OPPS and payment rates for the following calendar year. The OPPS methodology determines the amount hospitals will be reimbursed for procedures performed on an outpatient basis and determines the profitability of certain procedures for the hospital and may impact hospital purchasing decisions.
We cannot predict the final effect that any change in OPPS regulations, including future annual updates, will have on our customers or sales. Any such effect, however, could be negative if APC groupings become less advantageous, reimbursement allowables decline, or if the OPPS is modified in any other manner detrimental to our business.
Medicaid
The Medicaid program is a cooperative federal/state program that provides medical assistance benefits to qualifying low-income and medically needy persons. State participation in Medicaid is optional and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement varies from state to state and is subject to each state’s budget constraints. Changes to any state’s coverage, method or level of reimbursement for our products may affect future revenue negatively if reimbursement amounts are decreased or discontinued.
Private Payors
Many third-party private payors, including indemnity insurers, employer group health insurance programs and managed care plans, presently provide coverage for the purchase of our products. The scope of coverage and payment policies varies among third-party private payors. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective technologies and products by health care providers. Future changes in reimbursement methods and cost control strategies may limit or discontinue reimbursement for our products and could have a negative effect on sales and results of operations.
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

Federal and State Anti-Kickback Laws and Safe Harbor Provisions
The federal anti-kickback laws make it a felony to knowingly and willfully offer, pay, solicit or receive any form of remuneration in exchange for referring, recommending, arranging, purchasing, leasing or ordering items or services covered by a federal health care program, including Medicare or Medicaid, subject to various “safe harbor” provisions. The anti-kickback prohibitions apply regardless of whether the remuneration is provided directly or indirectly, in cash or in kind. Various state laws have similar prohibitions that are sometimes broader in nature.
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
The Department of Health and Human Services has issued regulations from time to time setting forth safe harbors, which would guarantee protection of certain limited types of arrangements from prosecution under the statute if all elements of a particular safe harbor are met. However, failure to fall within a safe harbor or within each element of a particular safe harbor does not mean that an arrangement is per se in violation of the federal anti-kickback laws. As the comments to the safe harbors indicate, the purpose of the safe harbors is not to describe all illegal conduct, but to set forth standards for certain non-violative arrangements. If an arrangement violates the federal anti-kickback laws and full compliance with a safe harbor cannot be achieved, we risk greater scrutiny by the Office of the Inspector General, (“OIG”), and, potentially, civil and/or criminal sanctions. We believe our arrangements are in compliance with the federal anti-kickback laws and analogous state laws; however, regulatory or enforcement authorities may take a contrary position, and we cannot assure that these laws will ultimately be interpreted in a manner consistent with our practices.
Federal False Claims Act
Although we do not submit claims for payment directly to the federal government, we may become subject to state and federal laws that govern the submission of claims for reimbursement by virtue of the submission of such claims by our customers. The federal False Claims Act imposes civil liability on individuals or entities that submit (or “cause” to be submitted) false or fraudulent claims to the government for payment. Violations of the False Claims Act may result in civil monetary penalties for each false claim submitted and treble damages. In addition, we could be subject to criminal penalties under a variety of federal statutes to the extent that we knowingly violate legal requirements under federal health programs or otherwise present (or cause to be presented) false or fraudulent claims or documentation to the government. In addition, the OIG may impose extensive and costly corporate integrity requirements upon a health industry participant that is the subject of a false claims judgment or settlement. These requirements may include the creation of a formal compliance program, the appointment of a government monitor, and the imposition of annual reporting requirements and audits conducted by an independent review organization to monitor compliance with the terms of any such compliance program, as well as the relevant laws and regulations.
The False Claims Act also allows a private individual to bring a “qui tam” suit on behalf of the government for violations of the False Claims Act, and if successful, the “qui tam” individual shares in the government’s recovery. A qui tam suit may be brought, with only a few exceptions, by any private citizen who has material information of a false claim that has not yet been previously disclosed. Recently, the number of qui tam suits brought in the health care industry has increased dramatically. In addition, several states have enacted laws modeled after the False Claims Act.
Under the Deficit Reduction Act of 2005, Congress encouraged states to enact state false claims acts that are similar to the federal False Claims Act, including “qui tam” provisions. As states enact such laws, the risk of being subject to a state false claims action will increase.

Additionally, the U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws, rules, and/or regulations.
Product Development
We are focused on the development of new products and improvements to existing products, as well as on obtaining FDA and other regulatory approval of certain products and processes, and we maintain the highest quality standards of existing products. During fiscal years 2007, 2006 and 2005, we spent a total of $35.0 million, $29.0 million and $25.2 million, respectively, for research and development primarily in support of our silicone gel breast implant regulatory submissions in the United States and Canada, post-approval study costs related to our silicone gel-filled breast implants, laboratory testing and clinical studies for our hyaluronic acid-based dermal filler Puragen™ and our botulinum toxin development projects.
Patents and Licenses
It is our policy to protect our intellectual property rights relating to our products whenever possible and appropriate. Our patents and licenses relating to continuing operations include those relating to tissue expanders, a combination breast implant and tissue expander (Becker implant), breast implant manufacturing technologies, botulinum toxin, hyaluronic acid dermal fillers, and body contouring (liposuction) equipment. We believe that although our patents and licenses are material in their totality, no single patent or license is material to our business as a whole.
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
Raw Material Supply and Single Source Suppliers
We obtain certain raw materials and components for a number of our products from single source suppliers, including our implant quality silicone elastomers and gel materials for mammary prostheses and certain components used for those prostheses. We believe our sources of supply could be replaced if necessary, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a material negative impact on sales. No significant interruptions to raw material supplies occurred during fiscal 2007.
Our saline-filled and MemoryGel™ breast implants and other products are available for sale in the United States under FDA approvals and/or clearances. A change in raw material, components or suppliers for products may require a new FDA submission, and subsequent review and approval. There is no assurance that such a submission would be approved without delay, or at all. Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.
In connection with the sale of our Urology Business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast implant products. Coloplast is our sole source for these components, and if we were unable to obtain this supply, our business would be harmed. We may determine that we do not want to continue to purchase products from Coloplast, or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with, and qualify the manufacturing process of, a third party or begin production of the components ourselves.

In addition, we depend on Genzyme for the supply of Puragen™ and Prevelle™, which are hyaluronic acid dermal filler products we distribute outside of the United States; Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures; and Niadyne, Inc. for the supply of NIA-24, a line of science-based, cosmeceutical products used to improve and restore the healthy appearance of the skin.
Seasonality
Our quarterly results reflect slight seasonality, as the second fiscal quarter ending September 30 tends to have the lowest revenue and profitability of all of the quarters. These fluctuations are primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacation during this quarter.
Working Capital
We believe we maintain normal industry levels of inventory for our business. This includes significant consignment inventories of our aesthetics products to aid the surgeon in correctly sizing an implant to meet patient needs and to reduce the rate of returns of products that are purchased in order to facilitate sizing options. Inventories are managed to levels consistent with high levels of customer service. Additionally, new product introductions require inventory build-ups to ensure success.
We believe our accounts receivable credit terms are consistent with normal industry practices in the markets that we sell our products. Aesthetic surgery product return policies allow for product returns for full or partial credit for up to six months. It is common practice to order additional quantities and sizes to facilitate correct sizing to meet patient needs. Consequently, product return rates are high, but we believe they are consistent with the industry rates. See “Application of Critical Accounting Policies — Revenue Recognition” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of March 31, 2007, we employed approximately 950 people, of whom 470 were in manufacturing, 275 in sales and marketing, 70 in research and development and 135 in finance and administration. We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.
Discontinued Operations
On May 17, 2006, we entered into a definitive purchase agreement with Coloplast for the sale of our surgical urology and clinical and consumer healthcare business segments. Total consideration was $463 million, $456 million in cash and $7 million consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that arose from the transaction. On June 2, 2006, we completed this sale to Coloplast. The purchase agreement provides, among other things, that we will not enter into or engage in a business that competes with the business as sold, on a worldwide basis, for a period of seven years following the closing of the transaction. This restriction on competition does not apply to (i) the development, manufacture or sale of any oral pharmaceuticals or any product or treatments involving dermal fillers or other bulking agents or toxins, including botulinum toxins, or (ii) any businesses acquired and operated by us or our affiliates for so long as such competing businesses generate less than $5 million in aggregate annual revenues. These restrictions on competition terminate upon a change in control of Mentor. On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million. The purchase price was subject to a post-closing adjustment based on the working capital of the Urology Business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business who did not continue with the Urology Business following the closing of the transaction, and certain other administrative costs. The post-closing adjustment of $2.7 million was paid by us to Coloplast in the fourth quarter of fiscal 2007. The purchase agreement with Coloplast contains customary representations and warranties and indemnification provisions whereby each party agrees to indemnify the other for breaches of representations and warranties, breaches of covenants and other matters, with our liability for breaches of representations and warranties generally limited to 15% of the purchase price. Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months.

In connection with the sale, we entered into a Transition Services Agreement (“TSA”) and various supply agreements. Pursuant to the TSA, in exchange for specified fees, we provide to Coloplast, and Coloplast provides to us, services including accounting, clinical, information technology, customer support and use of facilities. Under the supply agreements, we supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies us with components for the manufacture of our breast implants. Coloplast reimburses us for certain fees and expenses related to the services we perform under the TSA. These services agreements are expected to extend through a period not to exceed twelve months, and the supply agreements have terms ranging from six to 36 months. These services and supply agreements are not expected to have a significant impact on our future cash flows from continuing operations. As of March 31, 2007, the majority of the services contemplated under the TSA have been completed.
On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $2 million.
Our former surgical urology segment included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer. Our former clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention. As a result of the sale to Coloplast, the assets and liabilities related to the Urology Business have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. In addition, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. Prior to being designated as discontinued operations, the Urology Business contributed approximately 47% of our consolidated net sales and approximately 27% of our operating profit in fiscal year 2006. We recorded a net gain on the sale of our Urology Business in the first quarter of fiscal 2007. As a result of this sale, we are able to focus on the aesthetic market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology with products for both surgical and non-surgical procedures.

Executive Officers of the Registrant
Our executive officers as of May 23, 2007 are listed below, followed by brief accounts of their business experience and certain pertinent information as of that date.

Name	Age	Position

Joshua H. Levine	48	President and Chief Executive Officer
Edward S. Northup	58	Vice President, Chief Operating Officer
Loren L. McFarland	48	Vice President, Chief Financial Officer and Treasurer
Joseph A. Newcomb	56	Vice President, General Counsel and Secretary
Cathy S. Ullery	54	Vice President, Human Resources
Joshua H. Levine has served as our President and Chief Executive Officer and a director since June of 2004. Mr. Levine began his career with us in October of 1996 as Vice President, Sales-Aesthetic Products and advanced through positions of increasing responsibility in the aesthetic business franchise including V.P., Sales and Marketing-Domestic and V.P., Sales and Marketing-Global. In June of 2002, Mr. Levine was named Senior V.P., Global Sales and Marketing and an executive officer of Mentor Corporation. In December of 2003, Mr. Levine was promoted to President and Chief Operating Officer, the position he held until being named to his current position as Chief Executive Officer. Prior to joining us, Mr. Levine was employed from 1989 through 1996 with Kinetic Concepts, Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI’s Home Care Division. Mr. Levine began his career in healthcare with American Hospital Supply Corporation in 1982 and continued with the organization after it was acquired by Baxter Travenol. From 1982 through 1988, Mr. Levine held line management sales and marketing positions across a variety of manufacturing, distribution and service businesses. Mr. Levine earned his bachelor’s degree in Communications from The University of Arizona in Tucson.
Edward S. Northup has served as Vice President and Chief Operating Officer since February 2007. Prior to joining us, Mr. Northup was employed with Boston Scientific Corporation for nine years and served most recently as president of Boston Scientific’s pain management business. Mr. Northup joined Boston Scientific in 1997 as Vice President, General Manager of Asia Pacific. In 1999, he was promoted to President Boston Scientific Japan and in 2001 to the concurrent role of President Boston Scientific International. From 1995 to 1997, Mr. Northup was the President of the Dynacor Division of the privately-held Medline Industries. From 1978 to 1995, Mr. Northup was employed by Baxter Healthcare and American Hospital Supply Corporation in a variety of senior level positions and businesses including Vice President of Baxter Cardiovascular-Far East, Vice President, General Manager of Euromedical Industries and Director of Operations for the Pharmaseal Division. Over the past 28 years, Mr. Northup has lived and managed businesses in North America, Latin America, Asia/Pacific and Europe. Mr. Northup earned his bachelor’s of science degree in Pre-Med from the University of Santa Clara and began his career in basic research in intracellular immunity and infectious diseases at the Palo Alto Medical Research Foundation.
Loren L. McFarland has served as Chief Financial Officer and Treasurer since May 2004. He was Vice President of Finance and Corporate Controller from 2001 to May 2004, Controller from 1989 to 2001, Assistant Controller from 1987 to 1989 and General Accounting Manager from 1985 to 1987. Prior to his employment with us, Mr. McFarland was employed by Touche Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor from 1981 to 1985. Mr. McFarland earned his bachelor’s degree in Business Administration and Accounting from the University of North Dakota and a master’s degree in Business Administration from the University of California at Los Angeles.
Joseph A. Newcomb has served as Vice President, Secretary and General Counsel since June 2006. Mr. Newcomb previously served as Executive Vice President, General Counsel and Secretary of Inamed Corporation from August 2002 until its acquisition by Allergan, Inc. in March 2006. From August 1997 to July 2002, Mr. Newcomb provided legal, tax and financial services to early stage and start-up companies. From May 1989 to July 1997, he was Vice President and General Counsel for the U.S. affiliate and portfolio companies of Brierley Investments Limited, an international holding company, where he was an active participant in the origination of investments and the management and operations of the portfolio companies. Mr. Newcomb earned a bachelor’s degree in Business Administration from the University of Notre Dame, a J.D. from the University of Connecticut and a LL.M. (Taxation) from Georgetown University Law Center. Mr. Newcomb is a Certified Public Accountant and member of the American Institute of CPAs.

Cathy S. Ullery has served as Vice President, Human Resources since May 2002. Ms. Ullery joined us in 1998 and was promoted in 1999 to Director, Human Resources. Prior to her employment with us, Ms. Ullery was Director, Organizational Effectiveness for the City of Tucson from 1993 to 1997. From 1982 to 1993, she held various positions of increasing responsibility for the Arizona Education Association, an affiliate of the National Education Association, ultimately serving as the Executive Manager for Field Services and Member Programs. Ms. Ullery earned her bachelor’s degree in Education from University of Arizona, Tucson.
Available Information
We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains its Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically.
Our primary web site is http://www.mentorcorp.com. We make available free of charge, on or through this web site, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our Board of Directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers, and our Code of Business Conduct and Ethics are also available on this web site and can be found under the Investor Relations and Corporate Governance links. Copies are also available in print, free of charge, by writing to Mentor Corporation, 201 Mentor Drive, Santa Barbara, CA 93111, Attn: Investor Relations. We may post amendments or waivers about our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our web site. This web site address is intended to be an inactive textual reference only, and none of the information contained on our web site is part of this report or is incorporated in this report by reference.
Forward-Looking Information Under the Private Securities Litigation Reform Action of 1995
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Act was designed to encourage companies to provide prospective information about them without fear of litigation. The prospective information must be identified as forward-looking and be accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The statements about our business, plans, strategies, intentions, expectations and prospects contained throughout this document are based on current expectations. These statements are forward-looking and actual results may differ materially from those predicted as of the date of this report, which involve risks and uncertainties. In addition, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
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

The FDA approval of our MemoryGel™ breast implants in the U.S. is conditioned on our compliance with several significant post-approval conditions, including conducting a large scale, 10-year study of patients who receive the implants. These conditions may adversely affect the market acceptance and usage rates of our MemoryGel™ implants, may impact our ability to compete, and may cause us to incur significant unanticipated expenses. Our failure to comply with these conditions in a timely manner may cause delay in market acceptance or result in our inability to continue to sell our MemoryGel™ implants in the U.S.
On November 17, 2006, the U.S. Food and Drug Administration (“FDA”) approved for sale our MemoryGel™ silicone gel-filled breast implants for sale with post-approval conditions. The post-approval conditions and other requirements associated with the FDA’s approval include the following: continuation of the Mentor Core Study through 10 years, physician training prior to accessing the device, a large post-approval study for 10 years, completion of additional device failure studies, focus group studies with patients on the format and content of the approved labeling, utilization of a formal informed decision process with patient labeling, cessation of new enrollment in the Mentor Adjunct Study, and implementation of device tracking.
Our compliance with these FDA-mandated post-approval conditions, including changes to our post-approval study protocol effective April 2007, is dependent upon the cooperation of physicians and patients. If we are unable to gain that cooperation, or if patients or physicians prefer to use the competitors’ products as a result of our post-approval study requirements, there may be an adverse effect on our ability to comply with the post-approval conditions. In addition, the existence of the post-approval study, including administrative burden and follow-up requirements, may adversely effect the acceptance and usage rates of our products. In connection with complying with the post-approval conditions, we could incur significant unanticipated expenses, including costs to gain physician and patient cooperation and costs of post-market patient monitoring and data collection activities, which would have a material adverse effect on our market share, revenue and results of operations. In addition, if we are unable to comply with these post-approval conditions, the FDA may withdraw the approval of the PMA, and we would be unable to continue selling MemoryGel™ breast implants in the U.S., which would also have a material adverse effect on market share, revenue and results of operations. Further, our sales and results of operations could be affected if market conversion to silicone gel-filled breast implants from saline breast implants does not occur at the rate we anticipated.
On October 20, 2006, we received the Medical Licenses for our MemoryGel™ and Contour Profile Gel (“CPG®”) breast implants in Canada. These licenses also came with conditions that are similar to those required by the FDA. If we fail to comply with these post-approval conditions, Health Canada may suspend the licenses, which would have a material adverse effect on our market share, sales and results of operations.
Significant product liability claims or product recalls may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverages.
The manufacture and sale of medical devices and biologics exposes us to significant risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. If a product liability claim or series of claims, including class action claims, is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Some manufacturers that suffered such claims in the past have been forced to cease operations and declare bankruptcy.
Additionally, we offer product replacement and certain financial assistance for surgical procedures that fall within our limited warranties and coverage periods of implantation on our breast implant products, and we accrue or expense costs as incurred for those limited warranties. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post-approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty periods, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by using actuarial techniques. We assess the adequacy of these accruals periodically and adjust the amounts as necessary based on actual experience and changes in future expectations. From time to time, we adjust the terms of our limited warranty programs. Changes to actual warranty claims incurred could have a material impact on the actuarial analysis, which in turn could materially impact our reported expenses and results of operations.

In addition to product liability or warranty claims, we could experience a material design or manufacturing failure, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of products we manufacture or products we distribute that are manufactured by another company. A recall of some of our products could result in exposure to additional product liability claims, significant expense to perform the recall, and lost sales.
We are subject to substantial government regulation, which could have a material adverse effect on our business.
The production and marketing of our products and our ongoing research and development activities, including pre-clinical testing and clinical trial activities, are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices and biologics we develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. Certain of our products are required to undergo review by a panel of outside experts selected by the FDA, which makes a recommendation to the FDA as to whether the product(s) should or should not be approved. This process makes it potentially longer, more difficult, and/or more costly to bring our products to market, and we cannot guarantee that any of our unapproved products will be approved or how long it may take for any one particular product to be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices, drugs and biologics for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern manufacturing, packaging, labeling, storage, distribution, record-keeping, advertising, complaint handling, and marketing procedures. If we do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, civil penalties and criminal fines, product seizures, operating restrictions, injunctions, and criminal prosecution.
Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), or any significant delays in any of our PMA filings, including our Puragen™ PMA, other hyaluronic acid dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses (for example, in connection with post-market patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry by government agencies in this regard.

Our manufacturing facilities and the manufacturing facilities of our third-party suppliers are also subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized strictly. A governmental authority may challenge our compliance with applicable federal, state and/or foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including, but not limited to, product recalls, withdrawal of the product from the market or other enforcement actions.
From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices, biologics, or related to the sale of our products. It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of either our presently marketed products or products under development.
Any change in legislation or regulations that govern the review and approval process relating to our current and/or future products or restrict the manner by which we may sell our products could make it more difficult and/or costly to obtain approval for new products, and/or to produce, market, and distribute existing products.
If we are unable to continue to develop and commercialize new technologies and products, we may experience a decrease in demand for our products, or our products could become obsolete.
The medical device and biologics industries are highly competitive and are subject to significant and rapid technological change. We believe that our ability to develop or acquire new technologies and products is crucial to our success. We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position. Any significant delays in the above or termination or failure of our clinical trials would materially and adversely affect our research, development, and commercialization timelines. We cannot guarantee that we will be successful in enhancing existing products or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.
There is also a risk that our products may not gain market acceptance among physicians, patients and the medical community generally. The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical safety and efficacy, cost-effectiveness, potential advantages over alternative products, user/patient acceptance, and our marketing and distribution capabilities. Physicians will not recommend our products if clinical and/or other data and/or other factors do not demonstrate their safety and efficacy compared to competing products, or if our products do not best meet the needs of the individual patient. If our new products do not achieve significant market acceptance, our sales and income may not grow as much as expected, or may even decline.
In January 2007, we filed the second module of the Puragen™ hyaluronic acid dermal filler PMA. Any delays in the submission of the additional modules, or a delay or denial by the FDA, would have a material adverse effect on our commercialization timelines and competitive position with respect to this product and, ultimately, our future sales and operating results.
If we are unable to compete effectively with existing or new competitors, we could experience price reductions, reduced demand for our products, reduced margins and loss of market share, and our business, results of operations, and financial condition would be adversely affected.
Our products compete with other competitive medical products manufactured by major companies and may face future competition from new products currently under development by others.
Competition in our industry occurs on a variety of levels, including but not limited to the following:
•	developing and bringing new products to market before others or providing benefits superior to those of existing products;
•	developing new technologies to improve existing products;

•	developing new products at a lower cost to provide the same benefits as existing products at the same or lower price;

•	creating or entering new markets with existing products;

•	increasing or improving service-related programs; and

•	advertising in a manner that creates additional awareness and demand.
The competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively. Consequently, we must continue to effectively execute on various competitive levels to properly position our products in the marketplace and maintain our market share, sales and gross margins.
In particular, we face competition from Allergan, Inc., which in March 2006 acquired Inamed Corporation, our then largest competitor in the U.S. for our breast aesthetics product line. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger company. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative sizes, some of the smaller competitors have strong market positions in their home markets, which increases the challenges associated with maintaining and growing our international business.
If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.
Physicians and potential patients may have a number of concerns about the safety of our products, including our breast implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products, delay product approvals, or result in decreased product demand or product withdrawal. For example, we may be required to recall or withdraw our products if we, the FDA, or a foreign government agency determine that use of our products results in a higher-than-average rate of post-treatment complications based on clinical experience and/or data. If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency’s request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls as well as negative publicity regarding our products. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.
If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability could suffer.
Certain elective procedures, such as breast augmentation, body contouring and facial injections, which comprise the majority of our revenues, are not covered by insurance. Adverse changes in the economy or other conditions or events may have an adverse effect on consumer spending, cause consumers to reassess their spending choices, and reduce the demand for these surgeries. Any such changes, conditions or events could have an adverse effect on our sales and results of operations.
If we are unable to implement new information technology systems or upgrade existing systems, our ability to manufacture and sell products, maintain regulatory compliance, and manage and report our business activities may be impaired, delayed, or diminished, which would cause substantial business interruption and loss of sales, customers, and profits.
We have implemented multiple information technology systems throughout our operations, including an enterprise resource planning system which is our primary business management system, and are constantly in the process of upgrading these systems to current version releases. We intend to continue to implement these systems, as appropriate, for all of our businesses worldwide. Many other companies have had severe problems with computer system implementations. With regard to all of our information technology system implementations and upgrades, we use controlled project plans, and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful integration; however, there is no assurance that the system designs will meet our current and future business needs or that they will operate as designed. We are heavily dependent on such information technology systems, and any failure or delay in the system implementation or upgrades would cause a substantial interruption to our business, may create additional expense, and could adversely effect sales, customer relations and results of operations.

If we are unable to acquire companies, businesses or technologies as part of our growth strategy or to successfully integrate past acquisitions, our growth, sales, and profitability could suffer.
A significant portion of our historic growth has been the result of acquisitions of other companies, businesses and technologies. In October 2005, we announced our intention to refocus our business solely on aesthetic medicine and in June 2006, we sold our surgical urology and clinical and consumer health businesses. This refocus consumed a significant amount of management attention and may have distracted us from pursuing acquisition opportunities in the short term. We intend to continue acquiring other businesses and technologies to facilitate our future business strategies. There can be no assurance that we will be able to identify appropriate acquisition candidates, consummate transactions, or obtain agreements with terms favorable to us. Once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and results of operations.
We agreed to indemnify Coloplast against specified losses in connection with Coloplast’s purchase of our Urology Business, and any demands for indemnification may result in expenses we do not anticipate and distract the attention of our management from our continuing businesses.
We agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of our urology business and generally retain responsibility for various legal liabilities that accrued prior to closing. We also made representations and warranties to Coloplast about the condition of our urology business, including matters relating to intellectual property, regulatory compliance and environmental laws. If Coloplast makes an indemnification claim because it has suffered a loss or a third party has commenced an action against Coloplast, we may incur substantial expenses resolving Coloplast’s claim or defending Coloplast and ourselves against the third party action, which would harm our operating results. In addition, our ability to defend ourselves may be impaired because our former urology business employees are now employees of Coloplast or other companies, and our management may have to devote a substantial amount of time to resolving the claim. In addition, these indemnity claims may divert management attention from aesthetics business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or Coloplast, and we may expend substantial resources trying to determine which party has responsibility for the claim.
We may not realize some of the benefits of the Coloplast transaction.
While Coloplast has agreed to indemnify us for the availability of up to $7.1 million of these tax credits, we cannot be sure that we will be able to utilize those tax credits before they expire due to any number of factors including, but not limited to, changes in ownership in excess of the applicable tax rules, sufficient income in the jurisdictions in which we have the credits, and other possible reasons the tax credits might be disallowed. If the foreign tax credits are disallowed and we are not able to recover from Coloplast, we may not be able to realize the full amount, or any, of those tax credits.
We depend upon our key personnel and our ability to attract, train, and retain employees.
Our success depends significantly on the continued individual and collective contributions of our senior management team. Our future success depends on our ability to hire, train, and retain skilled employees. Competition for such employees is intense. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.

State legislatures and taxing authorities may create new laws or change their interpretation of existing state and local tax laws that may affect future product demand or create unforeseen tax liabilities.
If any state legislature or other government authority creates new laws to assess sales taxes on medical procedures or products determined by them to be cosmetic, our physician and patient customers may have to pay more for our products and future demand may decrease. In addition, taxing authorities may determine that our products are not eligible for exemptions and are thus taxable based on their interpretations of existing tax laws. Such taxing authorities may then determine that we owe additional taxes, penalties, and interest related to product sales from prior periods. These determinations would have a negative effect on our results of operations.
If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly, which would hurt our profitability.
Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks, and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks, or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.
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
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our current or future technologies of our existing operations or those current technologies of our discontinued operations, may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation we may face expensive litigation or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.
We depend on the continued use of our manufacturing plants and on single and sole source suppliers for certain raw materials and licensed or manufactured products, and the loss of, or disruption to, any plant or supplier could adversely affect our ability to manufacture or sell many of our products.
Significant damage to or the loss of our manufacturing facilities could adversely affect our ability to manufacture and/or sell many of our products. In addition, we currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone. The manufacturing of our products is complex and highly regulated, and any changes to our products may result in delays or disruptions of our manufacturing capacity or the manufacturing capacity of our third-party suppliers. In the event that our manufacturing plants or third-party suppliers cannot meet our requirements, we cannot guarantee that we would be able to produce enough manufactured goods or obtain a sufficient amount of quality raw materials from other suppliers in a timely manner. We also depend on third-party manufacturers and suppliers for components and licensed products. In connection with the sale of our urology business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast aesthetic products and Coloplast is our sole source for these components, and if we were unable to obtain the supply, our business would be harmed. We may determine that we do not want to continue to purchase products from Coloplast, or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves. In addition, we depend on

Genzyme for the supply of hyaluronic acid dermal filler products we distribute outside of the United States, Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures, and Niadyne, Inc. for the supply of NIA-24, and if we were no longer able to satisfy demand for these products through our relationships with Genzyme, Tutogen Medical and Niadyne, respectively, our business could be harmed. In addition, in the future we will depend on Genzyme for the supply of Puragen™. If there is a disruption in the supply of any of these single or sole source products, our future sales and results of operations would be adversely affected.
Our international business exposes us to a number of risks.
More than one-quarter of our sales for our continuing operations are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and results of operations. Most of our international sales are denominated in Euros, British Pounds, Canadian dollars or U.S. dollars. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results. Our international operations and financial results may be adversely affected by other factors, including the following:
•	foreign government regulation of medical products;

•	product liability, intellectual property and other claims;

•	new U.S. export or local market import license requirements;

•	political or economic instability in our target markets;

•	trade restrictions;

•	changes in tax laws and tariffs;

•	managing foreign distributors and manufacturers;

•	managing foreign branch offices and staffing; and

•	competition.
Health care reimbursement or reform legislation could materially affect our business.
If any national health care reform or other legislation or regulations are passed that impose limits on the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician’s ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. Our revenues partially depend on U.S. and foreign government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and results of operations.

If our use of hazardous materials results in contamination or injury, we could suffer significant financial loss.
We are subject to federal, state, local and foreign environmental laws and regulations. Our manufacturing and research and development activities involve the controlled use and disposal of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials. We believe our continuing and discontinued operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures, in complying with such laws and regulations, that would have a material impact on our results of operations or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure, however, that environmental claims or indemnification obligations relating to our continuing or discontinued operations or properties currently or previously owned or operated by us will not develop in the future, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and any applicable insurance coverage. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.
In the U.S., each of our domestic manufacturing facilities are subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies. For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes. In our Wisconsin facility, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase. Prior to the June 2, 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103. We may have continuing liability for any violations that arose prior to the Coloplast transaction.
In Europe, each of our manufacturing facilities is subject to regulation by country-specific environmental protection agencies. For example, in Leiden, as a result of some of the chemicals and other materials used in our manufacturing processes, we are subject to regulation by Dutch law on environmental control and the Dutch emission guidelines (“NeR”) that regulate the exhaust of certain chemicals and hazardous waste regulations. In our Scottish facility, we are subject to regulation by the Scottish Environmental Protection Agency (SEPA).
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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $39.15 per share at the current warrant strike price). In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions. Such hedging arrangements could adversely affect the market price of our common stock. In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.

Litigation may harm our business or otherwise distract our management.
Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us. For example, lawsuits by employees (former or current), patients, customers, licensors, licensees, suppliers, business partners, distributors, shareholders, or competitors could be very costly and could substantially disrupt our business. Occasional disputes with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.
Our publicly filed SEC reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us and have a material adverse impact on the trading price of our common stock.
The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews by the SEC of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews often occur at the time companies file registration statements such as the registration statement we filed in connection with our convertible note offering, but the SEC may also initiate reviews at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply, in all material respects with the published rules and regulations of the SEC, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our securities, including our common stock or our convertible notes.
Our operating results may fluctuate substantially and could precipitate unexpected movement in the price of our common stock and convertible notes.
Our common stock trades on the New York Stock Exchange under the symbol “MNT.” On March 30, 2007, the closing price of our common stock on the New York Stock Exchange was $46.00 per share. On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes (“notes”) due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.079 per share and are subordinated to all existing and future senior debt. The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors such as the ones set forth above, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.
Such factors, as well as other economic conditions, may adversely affect the market price of our securities, including our common stock and convertible notes. There could be periods in which we experience shortfalls in revenue and/or earnings, or fail to achieve our financial guidance, or provide guidance that is different from levels expected by securities analysts and investors, which could have an immediate and significant adverse effect on the trading price of our securities, including our common stock and our convertible notes.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We own and lease the following facilities:

Location	Total Sq. Ft.	Principal Segment and Use
Owned Properties
Netherlands	65,000	Manufacturing, warehousing and administrative offices

Minnesota	20,000	Manufacturing, warehousing

	85,000

Leased Properties
Texas	149,000	Manufacturing, warehousing and administrative offices

California	127,000	Corporate offices, research and development, and sales and marketing

Arizona	32,000	Manufacturing, warehousing and administrative offices

United Kingdom	23,000	Manufacturing, warehousing and administrative offices

Canada	11,000	Sales, warehousing and administrative offices

Wisconsin	10,000	Research and development

	352,000
Our property in The Netherlands is pledged as collateral on borrowings under a Loan and Overdraft Facility with Cooperative RaboBank Leiden. See “Liquidity and Capital Resources” under Item 7A – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Our leases have terms ranging from 1 to 15 years, many of which have options to renew on terms we consider favorable. In addition to the facilities mentioned above, we have international sales offices throughout five countries where we lease office and warehouse space ranging from 2,000 to 8,000 square feet. We anticipate that we will be able to extend or renew the leases that expire in the near future on terms satisfactory to us, or if necessary, locate substitute or additional facilities on acceptable terms.
We believe our facilities are generally suitable and adequate to accommodate our current operations and additional suitable facilities are readily available to accommodate future expansion as necessary.
For information regarding lease obligations see Note M “Commitments” under “Notes to the Consolidated Financial Statements.”

ITEM 3. LEGAL PROCEEDINGS.
On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership (“PTF”) filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleged, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. (“O&O”), an unrelated entity at that time, which was dated as of March 14, 1990 (“Merger Agreement”) (prior to the merger, O&O had no affiliation with us). PTF alleged that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder. PTF sought damages in excess of $18 million, which was the maximum amount of royalties PTF could have received under the Merger Agreement. On January 26, 2007, the parties entered into a confidential settlement agreement and mutual release and the action was formally dismissed on January 29, 2007.
In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings. Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the New York Stock Exchange under the symbol “MNT”. The high and low quarterly closing sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years are set forth below.

Year Ended March 31, 2007	High	Low
Quarter ended March 31, 2007	$53.21	$45.97
Quarter ended December 31, 2006	$53.67	$45.03
Quarter ended September 30, 2006	$50.72	$40.70
Quarter ended June 30, 2006	$44.70	$38.02

Year Ended March 31, 2006	High	Low
Quarter ended March 31, 2006	$49.20	$41.60
Quarter ended December 31, 2005	$56.14	$43.54
Quarter ended September 30, 2005	$55.99	$41.21
Quarter ended June 30, 2005	$43.03	$31.90
The closing sales price of our common stock as of May 23, 2007, was $40.61 per share. According to the records of our transfer agent, there were approximately 800 holders of record of our common stock on May 23, 2007. However, the majority of shares are held by brokers and other institutions on behalf of shareholders.

Dividend Policy
We periodically declare cash dividends on our common stock. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, limitations under our existing credit facility, and alternative cash needs. Our current credit agreement, as recently amended, limits the aggregate amount of dividends payable in any fiscal year to $0.90 per share.

	Quarterly Cash Dividends Declared
	Year Ended March 31,
	2007	2006	2005
First Quarter	$0.18	$0.17	$0.15
Second Quarter	0.18	0.18	0.17
Third Quarter	0.18	0.18	0.17
Fourth Quarter	0.20	0.18	0.17

Total	$0.74	$0.71	$0.66

Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program, primarily to offset the dilutive effect of our employee stock option plans, to provide liquidity to the market and to reduce the overall number of shares outstanding. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and the terms of stock purchase plans, if any.
On June 16, 2006 we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. The 10b5 Plan will terminate on August 10, 2007, unless terminated earlier pursuant to the plan. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5 million shares. The timing of purchases and the exact number of shares to be purchased depends on market conditions. As of March 31, 2007, 175,100 shares of our common stock had been purchased under the 10b5 Plan for a total purchase price of $8.2 million. The repurchase program and the 10b5 Plan may be suspended or discontinued at any time. On March 30, 2007, we amended our Credit Agreement again to allow for the repurchase of up to $400 million of our common stock after March 30, 2007. The table below sets forth certain share repurchase information for the quarter ended March 31, 2007. As of May 23, 2007, during fiscal 2008 an additional 2.7 million shares had been repurchased at an average purchase price of $40.34 per share.

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number	Maximum Number
			of Shares	of Shares that May
	Total Number		Purchased as	Yet Be Purchased
(in thousands	of Shares	Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased	Paid per Share	Announced Plans	or Programs
January 1 – January 31, 2007	—	$—	—	4,913
February 1 – February 28, 2007	0.1	47.45	0.1	4,913
March 1 – March 31, 2007	103.4	46.64	103.4	4,810

Total	103.5	$46.64	103.5

(1)	During the period, 103,500 shares were purchased under the 10b5 Plan.

(2)	In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program. The initial authorization was for the repurchase of up to one million shares. Subsequently, the Board of Directors has authorized the repurchase of an additional 26.0 million shares, including 1.7 million and 5.0 million shares in June 2006 and March 2006, respectively. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

(3)	We have not set a date for the stock repurchase program to expire.

ITEM 6. SELECTED FINANCIAL DATA.
The selected consolidated financial information presented below is obtained from our audited consolidated financial statements for each of the five fiscal years ending March 31, 2007. As a result of the sale of our Urology Business on June 2, 2006, operations, assets and liabilities associated with the Urology Business have been segregated from continuing operations and are reported as discontinued operations. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
(in thousands, except per share data)	2007	2006	2005	2004		2003
Statement of Income Data:
Net sales	$301,974	$268,272	$251,726	$218,437		$191,404
Gross profit	223,318	199,063	187,150	157,854		137,544
Operating income from continuing operations(1)	65,629	69,065	65,381	66,206		57,506
Income before income taxes - continuing operations	82,172	67,685	62,745	67,251		59,066
Income taxes — continuing operations	24,548	19,606	19,937	21,479		17,186
Income from continuing operations	57,624	48,079	42,808	45,772		41,880
Discontinued operations, net of income tax(2)	232,990	14,278	12,073	9,007		13,940

Net income	$290,614	$62,357	$54,881	$54,779		$55,820

Basic earnings per share:
Continuing operations	$1.37	$1.12	$1.02	$1.00		$0.90
Discontinued operations(2)	$5.55	$0.33	$0.29	$0.20		$0.30
Basic earnings per share	$6.93	$1.45	$1.31	$1.20		$1.20

Diluted earnings per share:
Continuing operations	$1.24	$1.01	$0.93	$0.95		$0.86
Discontinued operations(2)	$4.75	$0.28	$0.24	$0.18		$0.29
Diluted earnings per share	$5.99	$1.29	$1.17	$1.13		$1.15

Dividends per common share	$0.74	$0.71	$0.66	$0.47		$0.07

Weighted average shares outstanding:
Basic	41,960	42,995	41,921	45,543		46,428
Diluted	49,092	50,870	49,667	49,272	(3)	48,388

Balance Sheet Data (continuing operations):
Working capital(4)	$524,649	$201,625	$148,434	$149,981		$134,863
Total assets(4)	709,768	391,771	311,962	312,236		241,480
Long-term accrued liabilities, less current portion	12,169	10,590	15,385	13,597		10,777
Convertible subordinated notes	150,000	150,000	150,000	150,000		—
Shareholders’ equity	$434,868	$226,589	$172,527	$196,004		$276,136

(1)	In fiscal years 2007 and 2006, we recorded charges of $11.0 million and $1.5 million related to stock compensation, respectively. In addition, we reported impairment and restructuring charges of $2.6 million and $1.7 million in fiscal 2007 and 2005, respectively. In fiscal 2005, we reported $8.5 million in severance costs.

(2)	In June 2006, we sold our surgical urology and clinical and consumer healthcare businesses. As a result, the operations for these former businesses have been reflected as discontinued operations for all prior periods. See “Note S – Discontinued Operations” in the “Notes to the Consolidated Financial Statements.”

(3)	Per share amounts and diluted shares outstanding for fiscal 2004 have been restated to reflect the additional shares that would be issued upon conversion of our 2 3/4% convertible notes, in accordance with the adoption of Emerging Issues Task Force (EITF) Issue No. 04-8 in the quarter ended December 2004.

(4)	Fiscal 2006 has been restated to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the information in the “Item 1A. Risk Factors” section of this report.
OVERVIEW
We develop, manufacture, license and market a range of products serving the aesthetic market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial aesthetics products. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses (collectively, the Urology Business).
We are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, The Netherlands and the United Kingdom and employ approximately 950 people around the world. We also purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty programs, amortization and changes in manufacturing processes and yields.
In addition to our U.S. sales, we also sell most of our product lines outside the U.S., principally to Canada, Western Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, Spain, Italy, Australia and France, as well as through independent distributors in other countries. Our manufactured products are mainly supplied by our plants in the U.S. and The Netherlands. Our Netherlands plant serves our international branches and distributors. Our U.S. plant also serves these markets in addition to the U.S. market.
We employ a direct sales force domestically for our aesthetic surgery and facial product lines, and specialists to support our body contouring business. The sales force provides product information, training and data support and related services to physicians, nurses and other health care professionals. We promote our products through participation in and sponsorship of medical conferences and educational seminars, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs. In addition, we contribute to organizations that provide counseling and education for persons suffering from certain conditions, and we provide patient education materials for most of our products to physicians for use with their patients.
Our selling, general and administrative expense incorporates the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global organization. Our selling expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses generally incorporate the costs of accounting, human resources, information services, equity compensation expense, certain intangible amortization, business development, legal and insurance costs.
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

Urology Summary
In October 2005, we began to evaluate strategic alternatives for our surgical urology and clinical and consumer healthcare businesses. On May 17, 2006, we entered into a definitive purchase agreement to sell our Urology Business to Coloplast A/S (Coloplast) for total consideration of $463 million ($456 million in cash and the remainder consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that arose from the transaction). On June 2, 2006, the sale of the Urology Business was completed. On June 1, 2006, our Porges SAS subsidiary sold certain intellectual property to Coloplast for $52 million. The purchase price was subject to a post-closing adjustment based on the working capital of the Urology Business as of the closing date, and a downward reduction in an amount equal to 50% of the amount of certain transfer taxes and related fees incurred in connection with the transaction, 50% of the cost of severance obligations in respect of certain former employees of the Urology Business and certain other administrative costs. The post-closing adjustment of $2.7 million was paid by us to Coloplast in the fourth quarter of fiscal 2007, reducing total consideration to approximately $460 million.
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
In connection with the sale to Coloplast, we also entered into a Transition Services Agreement (“TSA”) and various supply agreements. Pursuant to the TSA, in exchange for specified fees, we provided to Coloplast and Coloplast provided to us, services including accounting, information technology, customer support and use of facilities. Under the supply agreements we supply various products, including silicone gel-filled testicular implants to Coloplast and Coloplast supplies us with components for the manufacture of our breast implants. These services agreements are expected to extend through a period not to exceed twelve months and the supply agreements range from a period of six to 36 months. These services and supply agreements are not expected to have a significant impact on our future cash flows from continuing operations. As of March 31, 2007, the majority of the services under the TSA have been completed.
On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $1.6 million.
As a result of the sale to Coloplast, the assets and liabilities related to the Urology Business have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. In addition, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. As a result of this sale, we are focused on the aesthetic market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology.

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
Our current and long-term deferred revenue includes funds received in connection with sales of our Enhanced Advantage Breast Implant Limited Warranty program. The fees received are deferred and recognized as revenue evenly over the life of the warranty term.
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

Inventories
We value our inventory at the lower of cost, based on the first-in first-out (“FIFO”) cost method, or the current estimated market value of the inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These additional valuation adjustments would be included in cost of sales.
Warranty Reserves
We offer two types of warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
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
Goodwill and Intangible Asset Impairment
We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In addition, we evaluate goodwill and other intangibles annually in the fourth quarter of each fiscal year. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The impairment tests performed in fiscal 2007 and fiscal 2005 indicated certain impaired assets, for which we recorded impairment charges in those respective fiscal years. These impairment charges are included in the results of operations. Our tests performed in fiscal 2006 did not indicate impairment. See Note I – “Intangible Assets and Goodwill” of the “Notes to the Consolidated Financial Statements.”

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter
Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock as the expected volatility assumption required in the Black-Scholes model. We believe that our historical volatility is the best estimate of our future volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2006 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 has been reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted and applied the provisions of SFAS 123(R) in fiscal 2005 and 2006, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income and pro forma net income per share in Note G of our “Notes to Consolidated Financial Statements”.

RESULTS OF OPERATIONS
The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2007	2006	2005
Net sales	100%	100.0%	100.0%

Cost of sales	26.0%	25.8%	25.7%

Gross profit	74.0%	74.2%	74.3%

Selling, general, and administrative	39.8%	37.7%	34.3%
Research and development	11.6%	10.8%	10.0%
Long-lived asset impairment and restructuring charges	0.9%	—	1.0%
Severance charges	—	—	3.0%

Operating income	21.7%	25.7%	26.0%
Interest expense	(2.0)%	(2.1)%	(2.0)%
Interest income	7.4%	1.5%	0.7%
Other income, net	0.0%	0.1%	0.2%

Income before income taxes	27.1%	25.2%	24.9%
Income taxes	8.1%	7.3%	7.9%

Net income from continuing operations	19.0%	17.9%	17.0%
Income from discontinued operations, net of tax	0.5%	5.3%	4.8%
Gain on sale of discontinued operations, net of tax	76.7%	—	—

Net income	96.2%	23.2%	21.8%

YEARS ENDED MARCH 31, 2007 AND 2006
Sales
Net sales increased 13% to $302.0 million from $268.3 million in the prior year. Net sales of breast implant products increased 13% to $262.6 million from $233.2 million in the prior year. Foreign exchange rate movements, primarily the Euro and Canadian Dollar, had a $2.6 million year-to-year favorable impact on international net sales. Increased net sales were driven by growth in our MemoryGel™ products partly offset by declines in saline products, both domestically and internationally, due in part to regulatory approval of silicone-gel products in the United States and Canada during the third quarter of fiscal 2007. We saw overall growth in unit sales of breast implant products of approximately 6%. Although we try to avoid competing on price, we continued to see competitive price pressure in the international markets for breast implants. Net sales of body contouring products decreased 6% to $16.7 million from $17.8 million in the prior year. Liposuction continues to be one of the leading surgical cosmetic procedures in the United States; however, during fiscal 2007, we reviewed our body contouring products and made a strategic decision to narrow our offering to products that carry higher margins. Other aesthetic products net sales increased 31% to $22.7 million from $17.3 million in the prior year, primarily as a result of increased revenue from our facial aesthetics products, including Niadyne’s NIA24™ line of science-based cosmeceutical products that was launched domestically in May 2006.
We anticipate that our sales in fiscal 2008 will be driven by existing products, including sales of our MemoryGel breast implants and facial aesthetic products in all markets.

Cost of Sales
Cost of sales for fiscal 2007 remained relatively unchanged at 26.0% of net sales, compared to 25.8% in fiscal 2006. Cost of sales for fiscal 2007 includes additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million. Partly offsetting this increase was a decrease in cost of sales as a percentage of net sales, due in part to higher sales of MemoryGel implants in the U.S., which sell for a higher average selling price and have a higher margin than the saline products they are beginning to replace. During the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007, in the U.S. Our cost of sales may increase in fiscal 2008 related to this program.
Selling, General and Administrative
Selling, general and administrative expenses increased $19.1 million to $120.1 million, or 39.8% of net sales, in fiscal 2007 compared to $101.0 million, or 37.7% of net sales, in fiscal 2006. Contributing to the increased expenses were (i) higher equity compensation of $9.5 million due to our adoption of FAS123R as of April 1, 2006, (ii) higher compensation expense, including salaries, incentive compensation and severance of $7.6 million, (iii) higher costs of $2.9 million related to conventions and meetings and the launch of our silicone-gel breast implants, and (iv) higher expenses at our foreign sales subsidiaries due to fluctuations in exchange rates of $0.9 million.
These increases were partly offset by decreases related to (i) legal and professional fees of $3.4 million associated with a potential strategic transaction in fiscal 2006 that did not recur in fiscal 2007, (ii) lower sales-and-use tax expense of $2.6 million as a result of resolutions of tax audits, and (iii) lower advertising costs of $1.5 million due to the completion of our direct-to-consumer television advertising program.
We expect selling, general and administrative expenses as a percentage of sales to be comparable or slightly higher in fiscal 2008 when compared to fiscal 2007.
Research and Development
Research and development spending primarily supports our key strategic product development programs.
Research and development expenses in fiscal 2007 increased $6.0 million to $35.0 million from $29.0 million in fiscal 2006. The increase in research and development spending was primarily to support key strategic product development programs, including post-approval study costs related to our silicone gel-filled breast implants, and expenses related to our botulinum toxin project and hyaluronic acid-based dermal filler products. These increases were partly offset by lower pre-market approval (PMA) study costs. During fiscal 2007, we entered into a commercialization agreement with Genzyme for the manufacture and development of hyaluronic acid dermal fillers and a development and manufacturing agreement with Genzyme for the manufacture of Puragen™.
We expect research and development expense to continue to increase in fiscal 2008 as a result of the activities anticipated to occur under our botulinum toxin development program, our hyaluronic acid dermal filler development program with Genzyme, our Puragen Plus development program, our MemoryGel post-approval conditions and the costs of other PMAs.
Long-Lived Asset Impairment Charges
During fiscal 2007, we recorded a $2.6 million impairment charge related to our decision to close our manufacturing and research facility in Scotland. The impairment charge relates to intangibles of $1.2 million and other assets of approximately $1.4 million.
For further discussion related to asset impairments, see Note I of the Notes to Consolidated Financial Statements.
Interest and Other Income and Expense
Interest expense increased to $6.2 million in fiscal 2007, compared to $5.7 million in fiscal 2006. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our foreign lines of credit, commitment fees on our credit facilities and amortization of debt issuance costs. The increase in interest expense was primarily attributable to higher commitment fees and borrowings on our foreign lines of credit late in fiscal 2006.

Interest income increased $18.4 million to $22.5 million compared to $4.1 million in fiscal 2006, as a result of generally higher rates of interest and significantly higher balances of cash and cash equivalents available for investment, primarily as a result of the cash proceeds received from the sale of the Urology Business.
Income Taxes
Our effective rate of corporate income taxes was 29.9% in fiscal 2007, an increase of 0.9% of pretax income from the 29.0% rate in fiscal 2006. This increase is primarily the result of the accounting treatment of incentive stock options after the adoption of SFAS 123(R) and an increase in taxes attributable to income from our foreign operations.
Net Income from Continuing Operations and Earnings Per Share
Net income from continuing operations in fiscal 2007 increased to $57.6 million from $48.1 million in fiscal 2006. Basic earnings per share from continuing operations increased 22% to $1.37 per share in fiscal 2007 from $1.12 per share in fiscal 2006. Diluted earnings per share from continuing operations increased 23% to $1.24 for the current year compared to $1.01 for fiscal 2006 as a result of additional net income and a decrease in diluted weighted average shares outstanding used to calculate diluted earning per share.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, represents the results of our former surgical urology and clinical and consumer healthcare business segments, for two months prior to their sale to Coloplast on June 2, 2006 and certain costs and expenses after that date. During fiscal 2007, income from discontinued operations, net of income taxes, was $1.6 million compared to $14.3 million in the prior year. For further details regarding discontinued operations, see Note S of the Notes to Consolidated Financial Statements.
Gain on Sale of Discontinued Operations, Net of Income Taxes
For fiscal 2007, we recorded a net gain of $231.4 million after taxes and expenses related to the sale of our Urology Business. We received proceeds of approximately $456 million in cash and the benefit of an indemnification related to certain foreign tax credits arising before the sale. For further details regarding discontinued operations, see Note S of the Notes to Consolidated Financial Statements.
YEARS ENDED MARCH 31, 2006 AND 2005
Sales
Net sales increased 7% to $268.3 million from $251.7 million in the prior year. Net sales of breast implant products increased 7% to $233.2 million from $217.4 million in the prior year. The majority of the increase in breast implant product sales was attributable to organic growth in unit sales of our breast implants and associated products. Foreign exchange rate movements, primarily the Euro, had a minimal year-to-year impact on international net sales. Increased net sales were driven by growth in the reconstruction markets both domestically and internationally. We saw overall growth in unit sales of breast implant products of approximately 7%. Although we try to avoid competing on price, we continued to see competitive price pressure in both the domestic and international markets for breast implants. Net sales of body contouring products decreased 4% to $17.8 million from $18.6 million in the prior year. Liposuction continues to be one of the leading surgical cosmetic procedures in the United States; however, we experienced softness in sales growth in our body contouring business. Other aesthetic products net sales increased 10% to $17.3 million from $15.7 million in the prior year, primarily as a result of increased revenue from our facial aesthetics products, including Puragen™, which was launched in a variety of international markets in May 2005.

Cost of Sales
Cost of sales for fiscal 2006 remained relatively unchanged at 25.8% of net sales, compared to 25.7% in fiscal 2005. Cost of sales had some variations in quarterly results primarily due to timing of the building of silicone-gel breast implant inventory in anticipation of potential FDA approval.
Selling, General and Administrative
Selling, general and administrative expenses increased $14.6 million to $101.0 million, or 37.7% of net sales, in fiscal 2006 compared to $86.4 million, or 34.3% of net sales, in fiscal 2005. During fiscal 2006, we incurred approximately $3.4 million of legal and professional fees related to a potential strategic acquisition which did not materialize. We did not incur any similar fees during fiscal 2005. Also contributing to the increased expenses was (i) an increase of approximately $2.0 million in costs associated with our global facial aesthetics selling and marketing efforts in support of our hyaluronic acid-based dermal filler product, Puragen™, (ii) an increase of approximately $1.8 million in costs associated with the expansion of our domestic sales force, (iii) higher levels of expenses at our foreign sales subsidiaries of approximately $1.8 million, (iv) an increase of approximately $1.6 million related to increased sales and marketing efforts focusing on our international markets, (v) an increase of approximately $1.5 million in compensation expense related to the issuance of restricted stock grants, and (vi) an increase of approximately $0.9 million in our patient and physician education programs. To a lesser extent, increased personnel costs in support of sales and marketing contributed to the year over year increase. The increase in selling, general and administrative expenses was partially offset by a decrease in performance-related compensation of approximately $2.9 million and the completion of our direct-to-consumer television advertising program related to our breast implant products, resulting in decreased expenses of approximately $1.4 million.
Research and Development
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
Interest and Other Income and Expense
Interest expense increased to $5.7 million in fiscal 2006, compared to $5.1 million in fiscal 2005. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, commitment fees on our credit facilities and amortization of debt issuance costs. The increase in interest expense was primarily attributable to higher commitment fees and the amortization of costs related to our credit facility.
Interest income increased $2.1 million to $4.1 million compared to $2.0 million in fiscal 2005, as a result of generally higher rates of interest and higher balances of cash and cash equivalents available for investment.
Other income primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations. Other income decreased to $0.2 million from $0.5 million in the prior year. This decrease was the result of the increase in the Euro’s relative strength compared to the U.S. dollar.

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
Net Income from Continuing Operations and Earnings Per Share
Net income from continuing operations in fiscal 2006 increased to $48.1 million from $42.8 million in fiscal 2005. Earnings per share from continuing operations increased 9.8% to $1.12 per share in fiscal 2006 from $1.02 per share in fiscal 2005. Diluted earnings per share from continuing operations increased 8.6% to $1.01 for the fiscal year compared to $0.93 for fiscal 2005 as a result of additional net income, partially offset by an increase in diluted weighted average shares outstanding used to calculate diluted earning per share.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, represents the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006, as previously discussed. During fiscal 2006, income from discontinued operations, net of income taxes, increased 18% to $14.3 million from $12.1 million in the prior year. This increase is the result of an increase in net sales of $3.8 million, a decrease in cost of sales of $3.9 million, and a decrease in research and development expense of $1.9 million, partially offset by a $2.5 million increase in selling, general and administrative expense and a $4.2 million increase in income tax expense. The increase in net sales was less than historic rates of growth due to the disruption as a result of the aforementioned sale process in the second half of the fiscal year, the negative impact of foreign exchange movements of $3.7 million, and the decrease of $1.9 million due to a planned reduction of OEM contract revenue from $5.7 million to $3.8 million. Cost of sales decreased due to an improved manufacturing process, changes to a more profitable product mix following decreased OEM sales, and product rationalization. The increased selling, general and administrative expenses were partially offset by decreased restructuring and long-term asset impairment charges recorded in the fourth quarter of the prior year, and a favorable impact of foreign exchange rate movements of $1.5 million. Income tax expense related to discontinued operations increased due to an additional provision related to open audit issues. For further details regarding discontinued operations, See Note S of the Notes to Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options has been our primary recurring source of funds. During fiscal 2007, we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which is subject to customary post-closing adjustments and includes non-cash consideration consisting of the value of an indemnification by Coloplast to Mentor related to certain foreign tax credits that Mentor expects to realize arising from the transaction prior to the close. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, and an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million was received from an unrelated third party. After expenses, we expect net after-tax proceeds from the sale to be approximately $318 million. We believe that existing funds, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, dividends, and debt service requirements for the foreseeable future. We believe that the loss of future cash flows from our discontinued surgical urology and clinical and consumer healthcare segments will not have a significant negative impact on our future finance levels, terms of financing or covenants. Cash flows have been segregated between continuing operations and discontinued operations in the accompanying Consolidated Statements of Cash Flows.

As of March 31, 2007, we had cash, cash equivalents and short-term marketable securities of $487.7 million, an increase of $286.7 million, compared to $201.0 million as of March 31, 2006. The principal components of the increase in cash, cash equivalents and marketable securities were cash proceeds of $456 million from the sale of our Urology Business, cash generated from operating activities of continuing operations of $68.9 million, proceeds of $24.2 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan, offset by $121.8 million of cash used in discontinued operations (primarily income taxes on the gain on sale and transaction costs), $93.0 million for shares repurchased, $30.5 million in dividends paid, $14.0 million for repayment of debt on our foreign lines of credit, $13.6 million in net purchases of marketable securities and $12.5 million used for capital expenditures of continuing operations.
We invest excess cash in marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities. Our short-term marketable securities consist primarily of money market funds, state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment-grade corporate obligations, including commercial paper.

	As of March 31,
(in thousands)	2007	2006
Cash and cash equivalents	$371,525	$98,713
Marketable debt securities	116,215	102,241

Total cash, cash equivalents and marketable debt securities	$487,740	$200,954

Percentage of total assets of continuing operations	69%	51%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Year Ended March 31,
(in thousands)	2007	2006	2005
Net cash provided by operating activities of continuing operations	$68,948	$99,044	$62,591
Net cash provided by (used for) investing activities of continuing operations	429,696	(76,052)	(35,032)
Net cash used for financing activities of continuing operations	(104,653)	(16,122)	(99,894)
Net cash provided by (used for) discontinued operations	(121,842)	15,957	30,128
Effect of currency exchange rates on cash and cash equivalents	663	(780)	648

Increase (decrease) in cash and cash equivalents	$272,812	$22,047	$(41,559)

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $68.9 million, $99.0 and $62.6 million for the years ended March 31, 2007, 2006 and 2005, respectively, was greater than net income in those years, due to the net impact of non-cash adjustments to income. Non-cash adjustments include tax benefits from the exercise of employee stock options, non-cash equity compensation, depreciation and amortization, deferred income taxes, loss on the disposal of assets and impairment charges. For the year ended March 31, 2007, operating cash flows were negatively impacted in the amount of $20.2 million by changes in working capital balances from continuing operations. At March 31, 2006 and 2005, operating cash flows were positively impacted by changes in working capital in the amount of $12.0 million and $0.3 million, respectively. Our working capital was $524.6 million at March 31, 2007, and $201.6 million at March 31, 2006.
Cash Provided by Investing Activities of Continuing Operations
For the year ended March 31, 2007, total cash provided by investing activities of continuing operations was $429.7 million, including $455.3 million in proceeds from the sale of our Urology Business. Our net purchases of marketable securities totaled $13.6 million and our capital expenditures totaled $12.5 million. We anticipate our capital expenditures to total approximately $25 million to $30 million in fiscal 2008, as we will continue to make milestone payments under the Genzyme agreement discussed above, and continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, and production equipment. For the year ended March 31, 2006, total cash used in investing activities of continuing operations was $76.0 million. This amount was comprised of net investments of $66.0 million in marketable securities and approximately $10.1 million in capital expenditures.

Cash Used for Financing Activities of Continuing Operations
Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends and our stock repurchase program, and the net impact of our debt financing activities.
We have a stock repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effect of our employee equity compensation program. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of our repurchases is subject to market conditions, cash availability and terms of our 10b5-1 stock purchase plan. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.
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
On June 16, 2006, we entered into a stock purchase plan for the purpose of repurchasing shares of the Company’s common stock. Repurchases are made under a Rule 10b5-1 Plan (10b5 Plan) compliant with Rule 10b-18. The timing of purchases and the exact number of shares to be purchased will depend on market conditions. The repurchase program and the 10b5 Plan may be suspended or discontinued at any time. In connection with our entry into the 10b5 Plan, the Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program and under the 10b5 Plan from 3.3 million to 5.0 million shares. The Board approved the repurchase of shares of our common stock under the 10b5 Plan in an amount not to exceed $166 million in total repurchases (subject also to the 5.0 million share limitation), consistent with the limitations set forth in our $200 million Credit Agreement, dated as of May 25, 2005, as amended on May 31, 2006. The Credit Agreement was again amended on March 30, 2007. This second amendment permits the repurchase of up to $400 million worth of our stock after March 30, 2007. We purchased 175,100 shares during fiscal 2007 at a total cost of $8.2 million under the Rule 10b5 Plan as of March 31, 2007, leaving an additional 4.8 million shares of our stock at a maximum purchase price of $158 million authorized for repurchase under the Plan. As of May 23, 2007, during fiscal 2008, an additional 2.7 million shares had been repurchased at an average share price of $40.34.
The Board of Directors declared quarterly cash dividends per share of $0.18 for the first three quarters and $0.20 for the fourth quarter of fiscal 2007. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. Total dividend payments during fiscal 2007 were $30.5 million.
We receive cash from the exercise of employee stock options and to a lesser degree from our employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $24.2 million and $43.6 million of cash in fiscal 2007 and 2006, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Cash (Used For) Provided by Discontinued Operations
Cash (used for) provided by discontinued operations was $(121.8) million and $16.0 million for the years ended March 31, 2007 and 2006, respectively. The amount in 2007 was mainly related to tax payments associated with the gain on sale of the Urology Business. The amount in 2006 was comprised of $25.4 million provided by operating activities of discontinued operations, less capital expenditures of $4.4 million, $2.2 million repaid on lines of credit, $0.8 million in loans made and $2.0 million in currency exchange rate adjustments.

Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. We have three standby letters of credit totaling $2 million outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2007, only $198 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business. Additionally, the amendment modified the minimum adjusted consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement. The amendment also amends certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. As of May 23, 2007, there were no borrowings outstanding under the Credit Agreement. On March 30, 2007, we amended the Credit Agreement a second time. The amendment permits us to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of our common stock after March 30, 2007.
Interest on borrowings (other than swing line loans and alternative currency loans) under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or a Eurocurrency rate for deposits denominated in U.S. dollars plus an additional percentage that varies between 1.00% and 1.65%, depending on our senior leverage ratio at the time of the borrowing. Swing line loans bear interest at the prime rate. Alternative currency loans bear interest at the Eurocurrency rate for deposits denominated in the applicable currency plus the same additional percentage. In addition, we paid certain fees to the lenders to initiate the Credit Agreement and pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.
Borrowings under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of certain of our other domestic subsidiaries. In addition, if the ratio of total funded debt to adjusted earnings before interest, taxes, depreciation and amortization (or “adjusted EBITDA”) exceeds 2.50 to 1.00, then we are obligated to grant to the lenders a first priority perfected security interest in essentially all of our domestic subsidiaries’ assets.
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
Other Financing
On October 4, 2005, Mentor Medical Systems B.V. (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provided Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to five years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the year ended March 31, 2007, we had fully repaid this balance. Accordingly, $18.5 million was available under this facility at March 31, 2007.

Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts are fixed for the term of the advance. Borrowings by Mentor BV under the Facility are guaranteed by Mentor’s wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship Agreement. In addition, borrowings under the Facility are secured by a mortgage on certain real estate owned by Mentor BV. The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2007, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears. In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries. These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.
At March 31, 2007, we had no short-term or long-term borrowings under all lines of credit. The total amount of additional borrowings available to us under all lines of credit was $216.5 million at March 31, 2007, and $202.2 million at March 31, 2006.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increases the conversion price has been adjusted to $29.079 and each $1,000 principal amount will be convertible into 34.3886 shares of common stock. Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.1453.
One of the conditions required for conversion of the notes has been satisfied and accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share. The warrant holder also has the right to purchase 5.2 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.1453 per share.

Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations and other commitments at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Convertible notes	$150,000	$—	$150,000	$—	$—
Milestone commitments	27,760	12,760	14,500	500	—
Operating lease obligations	27,529	4,451	9,149	8,020	5,909
Purchase obligations	22,779	16,279	6,500	—	—
Interest on convertible notes	7,219	4,125	3,094	—	—
Credit agreement (commitment fees)	925	450	200	100	175
Other long-term liabilities	831	440	391	—	—

Total	$237,043	$38,505	$183,834	$8,620	$6,084

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
We believe that funds generated from operations, our cash, cash equivalents and marketable securities, net after-tax proceeds from our sale of the Urology Business, plus funds available under our line of credit agreements, will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds in the short-term, we may still elect to sell additional equity or debt securities or borrow for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The following discussion about our market risks involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to fluctuations in interest rates and foreign exchange rates. We generally do not use derivative instruments.

Interest Rate Risk
We maintain a portfolio of highly liquid cash equivalents with maturities of three months or less from the date of purchase. We also have current marketable securities, consisting primarily of tax exempt variable demand notes, government agency obligations, Federal Home Loan Bank and Mortgage Association Bonds, and investment grade corporate obligations, including commercial paper that are of limited credit risk and have contractual maturities of less than two years. Given the relative short-term nature of these investments, we do not expect to experience any material impact upon our results of operations as a result of changes to interest rates related to these investments.
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a fixed rate of 2 3/4% per annum. Our subsidiaries may also borrow certain levels of variable rate debt under operating lines of credit. No variable rate borrowings are outstanding at March 31, 2007. The majority of our debt carries a fixed rate percentage and therefore is not subject to significant interest rate risk. A 100 basis point change in interest rates would not have a material impact on our results of operations or financial condition related to the variable rate debt described.
Exchange Rate Risk
A portion of our operations consist of sales activities in foreign markets. We manufacture our products primarily in the United States and Europe and sell them throughout the world through a combination of wholly-owned sales offices and international distributors. Sales to third-party distributors and to the wholly-owned sales offices are transacted in U.S. dollars, Euros, British Pounds, and Canadian dollars. Our foreign sales offices primarily invoice customers in their local currency.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on those criteria.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Mentor Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Mentor Corporation (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Mentor Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material aspects, based on the COSO criteria. Also, in our opinion, Mentor Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Corporation as of March 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2007 and our report dated May 23, 2007 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Los Angeles, California
May 23, 2007

ITEM 9B. OTHER INFORMATION.
On May 30, 2007, Michael Nakonechny resigned as a member of our Board of Directors and the Compensation and Audit Committees thereof. Mr. Nakonechny served as a member of the Board of Directors since 1980. There were no disagreements between Mr. Nakonechny and us on any matter relating to our operations, policies or practices.
On May 30, 2007, the Compensation Committee of the Board of Directors approved a special cash bonus award of $250,000 for Josh Levine, our Chief Executive Officer, as a reward for his leadership in our efforts to obtain FDA approval of our silicone gel-filled breast implants.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Certain biographical information required by this Item with respect to our executive officers is set forth in Item 1, Business. Other required information is hereby incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is herein incorporated by reference to information under the heading “Ratification of Independent Auditors” in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
           (a) (1) Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended March 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a) (2)	Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

(a) (3)	Exhibits

The information required by this item is incorporated by reference to the Exhibit Index in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE FINANCIAL STATEMENTS
The Board of Directors and Shareholders of Mentor Corporation
We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mentor Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2007 expressed an unqualified opinion thereon.
As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based compensation in 2007 upon adoption of Statement of Financial Standards No. 123 (R), “Share-Based Payments”.
/s/ERNST & YOUNG LLP
Los Angeles, California
May 23, 2007

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands, except share data)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$371,525	$98,713
Marketable securities	116,215	102,241
Accounts receivable, net of allowance for doubtful accounts of $4,534 in 2007 and $4,616 in 2006	65,419	58,199
Inventories	38,073	35,139
Deferred income taxes	25,892	21,764
Prepaid income taxes	13,495	—
Prepaid expenses and other	6,761	5,969
Current assets of discontinued operations	—	96,070

Total current assets	637,380	418,095

Property and equipment, net	34,683	36,448
Intangible assets, net	15,963	13,110
Goodwill, net	12,644	11,878
Other assets	9,098	8,310
Non-current assets of discontinued operations	—	60,264

Total assets	$709,768	$548,105

Liabilities and shareholders’ equity
Current liabilities:
Account payable and accrued liabilities	$104,250	$96,791
Dividends payable	8,481	7,772
Income taxes payable	—	1,837
Short-term bank borrowings	—	14,000
Current liabilities of discontinued operations	—	29,971

Total current liabilities	112,731	150,371

Long-term accrued liabilities	12,169	10,590
Convertible subordinated notes	150,000	150,000
Non-current liabilities of discontinued operations	—	10,555
Commitments and contingencies

Shareholders’ equity:
Common Stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding 42,400,483 shares in 2007; 43,176,495 shares in 2006;	4,240	4,318
Capital in excess of par value	—	36,726
Accumulated other comprehensive income	11,342	16,498
Retained earnings	419,286	169,047

Total shareholders’ equity	434,868	226,589

Total liabilities and shareholders’ equity	$709,768	$548,105

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(in thousands, except per share data)	2007	2006	2005

Net sales	$301,974	$268,272	$251,726
Cost of sales	78,656	69,209	64,576

Gross profit	223,318	199,063	187,150

Selling, general, and administrative	120,080	100,962	86,351
Research and development	35,021	29,036	25,234
Long-lived asset impairment and restructuring charges	2,588	—	1,665
Severance charges	—	—	8,519

	157,689	129,998	121,769

Operating income from continuing operations	65,629	69,065	65,381

Interest expense	(6,178)	(5,690)	(5,093)
Interest income	22,489	4,124	1,951
Other income	232	186	506

Income from continuing operations before income taxes	82,172	67,685	62,745

Income taxes	24,548	19,606	19,937

Income from continuing operations	57,624	48,079	42,808

Income from discontinued operations, net of income taxes	1,551	14,278	12,073
Gain on sale of discontinued operations, net of tax	231,439	—	—

Net income	$290,614	$62,357	$54,881

Basic earnings per share
Continuing operations	$1.37	$1.12	$1.02
Discontinued operations	$5.55	$0.33	$0.29
Basic earnings per share	$6.93	$1.45	$1.31

Diluted earnings per share
Continuing operations	$1.24	$1.01	$0.93
Discontinued operations	$4.75	$0.28	$0.24
Diluted earnings per share	$5.99	$1.29	$1.17

Dividends per share	$0.74	$0.71	$0.66

Weighted average shares outstanding
Basic	41,960	42,995	41,921
Diluted	49,092	50,870	49,667
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Common	Capital in		Other
(in thousands,	Shares	Stock $.10	Excess of	Deferred	Comprehensive	Retained
except per share data)	Outstanding	Par Value	Par Value	Compensation	Income	Earnings	Total

Balance March 31, 2004	42,059	$4,206	$—	$—	$16,822	$174,976	$196,004
Comprehensive income:
Net income	—	—	—	—	—	54,881	54,881
Foreign currency translation adjustment	—	—	—	—	5,887	—	5,887
Unrealized loss on investments	—	—	—	—	(175)	—	(175)

Comprehensive income							60,593
Exercise of stock options	1,028	103	11,435	—	—	—	11,538
Acceleration of options	—	—	4,405	—	—	—	4,405
Income tax benefit from the exercise of stock options	—	—	7,184	—	—	—	7,184
Repurchase of common stock	(2,341)	(234)	(14,605)	—	—	(64,934)	(79,773)
Dividends declared ($.66 per share)	—	—	—	—	—	(27,424)	(27,424)

Balance March 31, 2005	40,746	$4,075	$8,419	$—	$22,534	$137,499	$172,527

Comprehensive income:
Net income	—	—	—	—	—	62,357	62,357
Foreign currency translation adjustment	—	—	—	—	(6,157)	—	(6,157)
Change in unrealized loss on investments	—	—	—	—	121	—	121

Comprehensive income							56,321
Exercise of stock options	3,149	315	43,334	—	—	—	43,649
Income tax benefit from the exercise of stock options	—	—	26,267	—	—	—	26,267
Issuance of restricted stock	289	29	15,197	(15,226)	—	—	—
Forfeiture of restricted stock	(10)	(1)	(510)	511	—	—	—
Amortization of restricted grants	—	—	—	1,471	—	—	1,471
Repurchase of common stock	(998)	(100)	(42,737)	—	—	—	(42,837)
Dividends declared ($.71 per share)	—	—	—	—	—	(30,809)	(30,809)

Balance March 31, 2006	43,176	$4,318	$49,970	$(13,244)	$16,498	$169,047	$226,589

     (continued on next page)

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

					Accumulated
	Common	Common	Capital in		Other
(in thousands,	Shares	Stock $.10	Excess of	Deferred	Comprehensive	Retained
except per share data)	Outstanding	Par Value	Par Value	Compensation	Income	Earnings	Total

Balance March 31, 2006	43,176	$4,318	$49,970	$(13,244)	$16,498	$169,047	$226,589

Comprehensive income:
Net income	—	—	—	—	—	290,614	290,614
Foreign currency translation adjustment	—	—	—	—	(5,247)	—	(5,247)
Change in unrealized gain (loss) on investments	—	—	—	—	91	—	91

Comprehensive income							285,458
Exercise of stock options	1,294	129	24,008	—	—	—	24,137
Income tax benefit from the exercise of stock options	—	—	11,870	—	—	—	11,870
Issuance of restricted stock	210	21	(21)	—	—	—	—
Forfeiture of restricted stock	(91)	(9)	9	—	—	—	—
Issuance of stock under ESPP	2	—	70	—	—	—	70
Repurchase of common stock	(2,191)	(219)	(83,612)	—	—	(9,194)	(93,025)
Reclass related to adoption of SFAS 123R	—	—	(13,244)	13,244	—	—	—
Stock based compensation expense	—	—	10,950	—	—	—	10,950
Dividends declared ($.74 per share)	—	—	—	—	—	(31,181)	(31,181)

Balance March 31, 2007	42,400	$4,240	$—	$—	$11,342	$419,286	$434,868

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(in thousands)	2007	2006	2005

Operating Activities:
Income from continuing operations	$57,624	$48,079	$42,808
Adjustments to derive cash flows from continuing operating activities:
Depreciation	7,198	7,748	7,296
Amortization	2,495	2,274	1,977
Deferred income taxes	4,889	793	(2,259)
Non-cash compensation	10,950	1,471	4,406
Tax benefit from exercise of stock options	11,870	26,267	7,184
Excess tax benefits from equity compensation	(8,643)	—	—
Non-cash impairment of long-lived assets	2,588	—	186
Loss on sale of assets	304	303	654
Loss (gain) on long-term marketable securities and investment write-downs, net	(91)	121	20
Changes in operating assets and liabilities:
Accounts receivable	(7,576)	(2,136)	(2,854)
Inventories	(2,658)	(2,293)	(3,908)
Other current assets	(17,228)	(2,109)	(1,882)
Accounts payable and accrued liabilities	9,063	19,618	9,988
Income taxes payable	(1,837)	(1,092)	(1,025)

Net cash provided by continuing operating activities	68,948	99,044	62,591
Net cash (used in) provided by discontinued operating activities	(121,672)	25,354	34,509

Net cash (used in) provided by operating activities	(52,724)	124,398	97,100
Investing Activities:
Purchases of property and equipment	(5,737)	(8,531)	(6,868)
Purchases of intangibles	(6,741)	(1,543)	(507)
Purchases of marketable securities	(77,999)	(295,439)	(150,720)
Sales of marketable securities	64,396	229,461	122,855
Proceeds from the sale of the urology business	455,348	—	—
Other, net	429	—	208

Net cash provided by (used in) continuing investing activities	429,696	(76,052)	(35,032)
Net cash used for discontinued investing activities	(50)	(5,164)	(2,750)

Net cash provided by (used in) investing activities	429,646	(81,216)	(37,782)
Financing Activities:
Repurchase of common stock	(93,025)	(42,837)	(79,773)
Proceeds from exercise of stock options and ESPP	24,207	43,649	11,539
Excess tax benefits from equity compensation	8,643	—	—
Dividends paid	(30,478)	(29,964)	(26,806)
Borrowings under line of credit agreements	—	14,000	—
Repayments under line of credit agreements	(14,000)	(970)	(4,854)

Net cash used in continuing financing activities	(104,653)	(16,122)	(99,894)
Net cash used in discontinued financing activities	—	(2,213)	(1,976)

Net cash used in financing activities	(104,653)	(18,335)	(101,870)
Effect of currency exchange rates on cash and cash equivalents	663	(780)	648
Effect of currency exchange rates of discontinued operations	(120)	(2,020)	345

Increase (decrease) in cash and cash equivalents	272,812	22,047	(41,559)
Cash and cash equivalents at beginning of year	98,713	76,666	118,225

Cash and cash equivalents at end of year	$371,525	$98,713	$76,666

Supplemental cash flow information
Cash paid during the year for:
Income taxes for continuing operations	$19,927	$4,601	$20,325
Interest for continuing operations	$4,822	$4,522	$4,015
See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
Note A — Summary of Significant Accounting Policies
Business Activity
Mentor Corporation was incorporated in April 1969. Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. The Company develops, manufactures, licenses and markets a range of products serving the aesthetic market, including plastic and reconstructive surgery. Historically the Company’s products have been utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare. Aesthetic and general surgery products include surgically implantable breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. On June 2, 2006, the Company completed a transaction for the sale of our surgical urology and clinical and consumer healthcare businesses (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer. The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.
Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The March 31, 2006 balance sheet includes a $2.6 million reclassification from intangibles to goodwill and an $8.7 million reduction to deferred warranty costs included in prepaids and other assets, offset by an equivalent reduction in short and long-term warranty reserves.
Cash Equivalents and Marketable Securities
All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.
The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses, and declines in value considered to be other than temporary, are included in income. The cost of securities sold is based on the specific identification method. Available-for-sale securities are reported at fair market value. Unrealized gains and losses are excluded from income, but, instead are reported as a net amount in Accumulated Other Comprehensive Income in Shareholders’ Equity. The Company’s short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment-grade corporate obligations, including commercial paper.

Available-for-sale investments at March 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Cash balances	$146,552	$—	$—	$146,552
Money market funds	224,973	—	—	224,973
U.S. Government and Agency	23,923	34	(3)	23,954
State and Municipal Agency obligations	92,261	1	(1)	92,261

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Included in cash and cash equivalents	$371,525	$—	$—	$371,525
Included in current marketable securities	116,184	35	(4)	116,215

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Available-for-sale investments at March 31, 2006 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Cash balances	$95,054	$—	$—	$95,054
Money market funds	3,659	—	—	3,659
State and Municipal agency obligations	71,374	—	—	71,374
Mortgage-backed securities	30,667	—	(85)	30,582
Corporate debt securities	286	—	(1)	285

Total available-for-sale investments	$201,040	$—	$(86)	$200,954

Included in cash and cash equivalents	$98,713	$—	$—	$98,713
Included in current marketable securities	102,327	—	(86)	102,241

Total available-for-sale investments	$201,040	$—	$(86)	$200,954

Our debt securities include U.S. Government and Agency obligations with maturities within one year and State and Municipal Agency obligations with maturities ranging between five and ten years.
Fair Values of Financial Instruments
The fair value of available-for-sale investments is based on quoted market prices. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.
Concentrations and Credit Risk
The Company obtains certain raw materials and components for a number of its products from single suppliers. In most cases the Company’s sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales. No material interruptions in raw material supply occurred during fiscal 2007.
The Company grants credit terms in the normal course of business to its customers, primarily hospitals, doctors and distributors. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current credit worthiness, as determined through review of their current credit information. The Company regularly monitors collections and payments from customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated losses are based on historical experience and any specific customer collection issues identified. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales. No customer accounted for more than 10% of the Company’s revenues or accounts receivable balance for any periods presented.

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
The Company has current and long-term deferred revenue, which include funds received in connection with purchases of the Company’s Enhanced Advantage Breast Implant Limited Warranty program. The fees received in connection with the Enhanced Advantage Breast Implant Limited Warranty are deferred and recognized evenly over the life of the warranty term.
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
Intangible Assets and Goodwill
Intangible assets consist of values assigned to patents, licenses, trademarks and other intangibles. These are stated at cost less accumulated amortization and are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method. Goodwill represents the excess purchase cost over fair value of net identifiable assets acquired. The Company evaluates goodwill and other intangibles annually in the fourth quarter of each fiscal year, and has determined that its reporting units may be aggregated to its single business segment for purposes of this test. The impairment tests involve the use of both estimates of fair value as well as cash flow assumptions. If the book value exceeds the fair value, then the net book value would be reduced to fair value.

Warranty Reserves
The Company offers two types of warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007, in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. The Company’s warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
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
Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of March 31, 2007, these plans have instruments outstanding that might require the issuance of 2.9 million shares of common stock to our employees. Stock-based awards under the Company’s employee compensation plans are made with authorized but unissued shares reserved for this purpose.
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
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS 123(R) also requires us to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments. The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006 based on the grant-date fair values estimated in accordance with the provisions of SFAS 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R).

Income Taxes
Deferred income taxes are provided on the temporary differences between income for financial statement and tax purposes. The Company has not recorded a valuation allowance on its deferred tax assets as management believes that it is more likely than not that all deferred tax assets will be realized.
Our income tax returns are routinely audited by the Internal Revenue Service and various state and foreign tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.
Advertising Expenses
The Company expenses media advertising costs as incurred or where applicable, upon first showing. Advertising expenses were $1.8 million, $3.0 million and $3.9 million in fiscal 2007, 2006 and 2005, respectively. There were no capitalized advertising costs at March 31, 2007 and 2006. At March 31, 2005 there was $1.1 million of capitalized advertising costs.
Foreign Operations
Export sales to independent distributors were $6.4 million, $7.2 million and $6.5 million in fiscal 2007, 2006 and 2005, respectively. In addition, $77.3 million, $68.3 million, and $58.8 million of net sales from continuing operations in fiscal 2007, 2006 and 2005, respectively, were from the Company’s direct international sales offices primarily in Canada and Europe.
Foreign Currency Translation
The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The assets and liabilities of certain non-U.S. subsidiaries whose functional currencies are other than the U.S. dollar are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss). Transaction gains and losses, other than intercompany debt deemed to be of a long-term nature, are included in net income in the period they occur.
Effects of Recent Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to prior year results that is not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The requirements of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.
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
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” This Statement: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning April 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS 155 and has not yet determined the impact on the Company’s consolidated financial statements.
In June 2006, FASB ratified Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt FAS 159 for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

Use of Estimates
Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.
Note B — Inventories
Inventories at March 31 consisted of:

(in thousands)	2007	2006

Raw materials	$5,924	$3,994
Work in process	4,961	5,382
Finished goods on consignment	13,402	11,052
Finished goods	13,786	14,711

	$38,073	$35,139

Note C — Property and Equipment
Property and equipment at March 31 consisted of:

(in thousands)	2007	2006

Land	$55	$55
Buildings	10,853	10,053
Leasehold improvements	23,099	21,952
Furniture, fixtures and equipment	59,708	60,004
Construction in progress	4,217	3,481

	97,932	95,545
Less accumulated depreciation and amortization	(63,249)	(59,097)

	$34,683	$36,448

Note D — Other Comprehensive Income
Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities as follows:

Year Ended March 31,
(in thousands)	2007	2006	2005

Unrealized gains (losses) arising during period, net of taxes of $0, $217 and $137, respectively	$32	$(403)	$(386)
Reclassification adjustments for gains (losses) realized in net income, net of taxes of $27, $282 and $115, respectively	59	524	211

Change in net unrealized gains (losses) on securities	$91	$121	$(175)

Accumulated other comprehensive income which is included in the Company’s shareholders’ equity at March 31 consisted of:

(in thousands)	2007	2006

Net unrealized (losses) gains on securities	$32	$(59)
Foreign currency translation adjustments	11,310	16,557

Accumulated other comprehensive income	$11,342	$16,498

Note E — Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities
Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2007	2006

Trade accounts payable	$32,147	$27,685
Sales returns	18,590	15,544
Accrued compensation	14,022	17,335
Deferred revenue	11,863	10,495
Product liability reserve	6,555	6,701
Warranty reserves	2,989	3,907
Interest payable	1,031	1,031
Accrued royalties	230	274
Other	16,823	13,819

	$104,250	$96,791

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2007	2006

Warranty reserves	$11,319	$9,696
Other	850	894

	$12,169	$10,590

Note F — Short-Term Bank Borrowings
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
During the quarter ended June 30, 2006, the Company entered into an Amendment to the Credit Agreement (“First Amendment”) to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments. Additionally, the First Amendment releases urology subsidiaries as guarantors, releases the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modifies certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.
On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2007, only $198 million was available for borrowings.
Interest on borrowings (other than swing line loans) under the Credit Agreement is at a variable rate that is calculated, at the Company’s option, at either prime rate or LIBOR, plus an additional percentage that varies depending on the Company’s senior leverage ratio (as defined in the Credit Agreement) at the time of the borrowing. Swing line loans bear interest at the prime rate plus additional basis points, depending on the Company’s senior leverage ratio at the time of the loan. In addition, the Company paid certain fees to the lenders to initiate the Credit Agreement and pays an unused commitment fee based on the Company’s senior leverage ratio and unborrowed lender commitments.

Borrowings under the Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries and are also secured by a pledge of 100% of the outstanding capital stock of certain other domestic subsidiaries. In addition, if the ratio of total funded debt to adjusted EBITDA exceeds 2.50 to 1.00, the Company is obligated to grant to the lenders a first priority perfected security interest in essentially all of its domestic assets.
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2007, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.
Loan and Overdraft Facility
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of March 31, 2007, there was no outstanding balance under this credit facility, and accordingly, $18.5 million was available for borrowing.
Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts are fixed for the term of the advance. Borrowings by Mentor BV under the Facility are guaranteed by Mentor’s wholly-owned subsidiary, Mentor Medical Systems C.V., through a Joint and Several Debtorship agreement. In addition, borrowings under the Facility are secured by certain real estate owned by Mentor BV.
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2007, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10-year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At March 31, 2007, there were no outstanding borrowings under all credit agreements. At March 31, 2006, outstanding borrowings under all credit agreements were $14 million and had a weighted-average interest rate of 5.49%. A total of $216.5 million and $202.2 million was available under the senior revolving credit facility and foreign lines of credit at March 31, 2007 and 2006, respectively.

Note G — Stock Options, Restricted Stock and Employee Stock Purchase Plan
Employee Stock Purchase Plan
On September 14, 2005, the Company’s Board of Directors approved its Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to assist the Company in securing and retaining its employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company’s common stock at an initial discount of 5% from the fair market value of its shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company’s success.
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
The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of March 31, 2007, approximately 2,000 shares have been sold under the plan.
The Company’s Long-Term Incentive Plans
The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the “2000 Plan”) and its 1991 Plan. In addition, in September 2005, the Company’s shareholders approved an amended and restated version of the Company’s Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the “2005 Plan”). In September 2006, the Company’s shareholders approved an amendment to the 2005 Plan to increase the number of shares of the Company’s common stock available for award grants under the plan by 1,600,000 shares with the new aggregate share limit for the 2005 Plan at 7,600,000 shares. Options granted under each of the Company’s plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. At March 31, 2007, the Company had one plan under which stock options were available for future grants, the 2005 Plan. Pursuant to the terms of the option plans, 1.3 million shares were issued pursuant to exercises during fiscal 2007.
The 2005 Plan reflects, among other things, amendments to the earlier plans to (i) provide the Company with flexibility to grant awards other than stock options, including but not limited to restricted stock, stock bonuses, stock units and dividend equivalents; (ii) allow the Company to grant awards intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code; and (iii) extend the term of the plan to July 24, 2015. Following the November 2005 amendments, the 2005 Plan provides as follows:
Grants of full-value awards under the 2005 Plan generally must satisfy certain minimum vesting requirements. (“Full-value awards” include all awards granted under the 2005 Plan other than stock options with an exercise price that is not less than the fair market value of the underlying stock on the date the option is granted.) Full-value awards subject to time-based vesting may not become fully vested in less than three years. Full-value awards subject to performance-based vesting may not vest in less than one year. The Company retains discretion to accelerate vesting of such awards under certain circumstances, such as in connection with a termination of the grantee’s employment, a change in control of the Company or the grantee’s employer, or a release of claims by the grantee. The Company may also grant full-value awards covering up to 10% of the total number of shares available for grant purposes under the 2005 Plan that are not subject to the foregoing vesting and acceleration restrictions.
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
On October 5, 2005 (the “Award Date”), the Compensation Committee of the Board of Directors of the Company granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the “Restricted Stock”) to the Company’s Executive and other officers, and to members of the Board of Directors. Similarly, 209,960 restricted shares were granted in this fiscal year. The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service. Stock compensation expense is recognized over the 5-year vesting period of the Restricted Stock grants. Restricted Stock compensation expense for fiscal 2007 and fiscal 2006 was $4.9 and $1.5 million, respectively. There was no Restricted Stock compensation expense in fiscal 2005.
Prior to April 1, 2006, the Company accounted for its employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was required to be recognized in our financial statements. Because none were issued prior to April 2006, no expense was recognized. Generally, APB No. 25 did not require the recognition of compensation expense for our stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time.
Exercise prices for stock options are set at fair market value, as determined by the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant, and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB Opinion 25, the Company did not recognize compensation expense associated with the grant of stock options. SFAS 123 “Accounting for Stock-Based Compensation” required the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown below were determined as if the Company had accounted for its employee stock options under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options would be amortized ratably over the options’ vesting period.

Pro Forma Analysis under SFAS 123
The Company’s pro forma information reported in years prior to its adoption of SFAS 123(R) is as follows:

	Year Ended March 31,
(in thousands, except per share data)	2006	2005

Net income from continuing operations: as reported[1]	$48,079	$42,808
Deduct: compensation expense fair value method	(3,900)	(5,864)

Net income: pro forma	$44,179	$36,944

Basic earnings per share from continuing operations: as reported	$1.12	$1.02
Basic earnings per share from continuing operations: pro forma	$1.02	$0.88

Net income from continuing operations: as reported[1]	$48,079	$42,808
Add back after tax interest expense on convertible notes	3,208	3,208

Net income: diluted earnings per share	51,287	46,016
Deduct: compensation expense fair value method	(3,900)	(5,864)

Net income: diluted earnings per share pro forma	$47,387	$40,152

Diluted earnings per share from continuing operations: as reported	$1.01	$0.93
Diluted earnings per share from continuing operations: pro forma	$0.93	$0.81

[1]	Net income for fiscal 2005 as reported includes a $4.4 million pre-tax charge associated with accelerated vesting of stock options.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and other equity-based compensation instruments. The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS 123(R). As a result of recognizing compensation expense for stock options pursuant to the provisions of SFAS 123(R), the Company’s income before income taxes and net income for the fiscal year ended March 31, 2007 were $4.4 million and $3.5 million lower, respectively, than if the Company had continued to account for stock options under APB No. 25. In addition, basic and diluted earnings per share for the twelve months ended March 31, 2007 were $0.08 and $0.07 lower, respectively, than if the Company had continued to account for stock options under APB No. 25.
The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the twelve months ended March 31, 2007 and 2006, respectively:

	Twelve Months Ended
	March 31,
(in thousands)	2007	2006

Stock options	$4,425	$—
Restricted stock	4,879	1,471
Performance units	1,646	—

Total stock-based compensation expense, pre-tax	10,950	1,471
Tax benefit from stock-based compensation expense	3,349	544

Total stock-based compensation expense, net of tax	$7,601	$927

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the fiscal year ended March 31, 2007 was minor. The above table does not reflect compensation expense related to stock option grants in the prior fiscal periods since the Company did not record stock option expense pursuant to APB No. 25, as previously discussed.
The Company has granted options to key employees and non-employee directors under its 2005 Plan and 1991 Plan. Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during fiscal 2007, 2006 and 2005 was as follows:

	Options Outstanding
	Number	Weighted Average
	of Shares	Price per Share
Balance March 31, 2004	6,518,153	$14.08

Granted	818,650	32.43
Exercised	(1,028,136)	11.22
Canceled or terminated	(143,936)	19.77

Balance March 31, 2005	6,164,731	$16.83

Granted	893,050	37.49
Exercised	(3,161,517)	13.79
Canceled or terminated	(214,186)	22.41

Balance March 31, 2006	3,682,078	$24.11

Granted	280,000	46.39
Exercised	(1,276,990)	18.89
Canceled or terminated	(423,540)	32.68

Balance March 31, 2007	2,261,548	$28.13

At March 31, 2007, the 2005 Plan had options for 1,911,668 shares granted and outstanding, and 2.9 million shares available for grant. The 1991 Plan had options for 349,880 shares granted and outstanding at March 31, 2007. No additional options can be granted under the 1991 or 2000 Plans.
Information regarding stock options outstanding at March 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-
	Number of	Remaining	Average	Number of	Weighted-Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
Under $21.07	939,304	4.28	$15.57	828,786	$14.85
$21.07-$36.88	775,494	7.35	$33.27	288,110	$31.73
$36.89-$52.68	546,750	8.85	$42.41	61,250	$38.28
At March 31, 2007, 2006 and 2005, stock options to purchase 1.2 million, 1.7 million and 3.9 million shares, respectively, were exercisable at weighted-average exercise prices of $20.19, $15.96 and $13.17 per share, respectively.

The weighted-average fair values of stock options granted were $15.63, $10.60 and $8.91 per share for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. These values were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2007	2006	2005
Risk-free interest rate	4.91%	3.93%	3.96%
Expected life (in years)	4.77	4.93	4.74
Expected volatility	0.36	0.32	0.32
Expected dividend yield	1.503%	2.047%	2.115%
The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the year ended March 31, 2007 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value

Nonvested at March 31, 2006	279	$52.71
Granted	210	44.38
Lapsed	(52)	52.71
Forfeited	(91)	52.48

Nonvested at March 31, 2007	346	$47.71

As of March 31, 2007, there was $20.6 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years. We recognize the total compensation cost on a straight-line basis over the service period of each vesting tranche.
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of March 31, 2007. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period.
Information regarding our Performance Stock Units during the fiscal year ended March 31, 2007 is as follows:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant

Nonvested at March 31, 2006	—	$—
Granted (maximum award)	357	7,580
Forfeited	(50)	(1,060)

Nonvested at March 31, 2007	307	$6,520

Note H — Income Taxes
Income tax expense consists of the following:

	Year Ended March 31,
(in thousands)	2007	2006	2005

Current:
Federal	$22,281	$17,436	$18,513
Foreign	2,177	1,660	615
State	3,379	519	3,446

	27,837	19,615	22,574

Deferred:
Federal	(2,617)	637	(2,327)
Foreign	(426)	(985)	223
State	(246)	339	(533)

	(3,289)	(9)	(2,637)

	$24,548	$19,606	$19,937

The reconciliation of the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended March 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	1.4	1.6	2.2
Non-taxable interest and dividends	(1.4)	(0.4)	(0.1)
Research and development credit	(1.9)	(1.7)	(0.5)
ETI/MFG deduction	(0.4)	(1.1)	(0.9)
Foreign operations	(4.9)	(7.3)	(4.2)
Dividend repatriation	—	2.5	—
Equity compensation	0.8	—	—
Other	1.3	0.4	0.3

	29.9%	29.0%	31.8%

Significant components of the Company’s deferred tax liabilities and assets at March 31 are as follows:

(in thousands)	2007	2006

Deferred tax liabilities:
Unrealized loss on long-term marketable securities	—	(27)

Deferred tax assets:
Book liabilities not deductible for tax	25,192	20,024
Inventory	471	521
Profit in inventory of foreign subsidiaries	3,733	3,295
Book over tax depreciation	1,654	—
Convertible notes hedge	3,918	6,239

	34,968	30,079

Net deferred tax assets	$34,968	$30,052

The Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be invested indefinitely outside the United States. At March 31, 2007, these foreign earnings amounted to approximately $46.6 million. If repatriated, additional taxes of approximately $17.2 million on these earnings would be due, based on the current tax rates in effect. For the years ended March 31, 2007, 2006, and 2005 foreign income before taxes were $20.4 million, $19.3 million and $13.8 million, respectively.

Note I — Intangible Assets and Goodwill
SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives are tested for impairment annually or more frequently if impairment indicators arise. None of the Company’s intangible assets have an indefinite life. Intangible assets with finite lives are amortized on a straight-line basis over their useful lives. Goodwill and intangible assets have been recorded at either incurred or allocated cost. Allocated costs were based on respective fair values at the date of acquisition.
The impairment tests involve the use of both estimates of fair value as well as cash flow assumptions. Impairment tests are performed in the fourth quarter of each fiscal year. No impairment was noted for fiscal 2006. For fiscal 2007, the Company performed impairment testing and determined that certain intangible assets had fair values less than their respective book values and were deemed impaired. Accordingly, the Company recorded a net impairment charge, related to the closure of our Scotland facility, for the impairment of long-lived assets of $2.6 million, including $1.2 million related to intangibles and $1.4 million related to property and equipment and other assets.
During fiscal 2007, the Company entered into a commercialization agreement with Genzyme Corporation. Two milestone obligations of $3 million each were met as of March 31, 2007 and are included in other intangibles. These milestones will be amortized over three years for one of the $3 million milestones and ten years for the other.
Balances of acquired intangible assets were as follows:

	Year Ended March 31, 2007
		Accumulated	Carrying
(in thousands)	Original Cost	Amortization	Value	Useful Life
Patents	$1,103	$(494)	$609	5-20
Licenses	11,323	(3,849)	7,474	3-17
Trademarks	106	(33)	73	3-20
Other intangibles	11,515	(3,708)	7,807	3-20

Subtotal intangibles	24,047	(8,084)	15,963
Goodwill	13,367	(723)	12,644

Total intangibles and goodwill	$37,414	$(8,807)	$28,607

	Year Ended March 31, 2006
		Accumulated	Carrying
(in thousands)	Original Cost	Amortization	Value	Useful Life
Patents	$3,207	$(1,152)	$2,055	5-20
Licenses	10,823	(3,156)	7,667	3-17
Trademarks	67	(23)	44	10-20
Other intangibles	5,672	(2,328)	3,344	3-20

Subtotal intangibles	19,769	(6,659)	13,110
Goodwill	12,601	(723)	11,878

Total intangibles and goodwill	$32,370	$(7,382)	$24,988

The aggregate amortization expense on intangible assets recorded for fiscal 2007 was $2.5 million. The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Year Ended	Estimated Amortization Expense (in thousands)
March 31, 2008	$3,354
March 31, 2009	$2,825
March 31, 2010	$1,919
March 31, 2011	$877
March 31, 2012	$877

The changes in the carrying amount of goodwill for fiscal 2007 and 2006 were as follows:

(in thousands)
Balance at March 31, 2005	$11,860
Goodwill acquired	455
Goodwill disposed	(73)
Currency translation	(364)

Balance at March 31, 2006	$11,878

Currency translation	766

Balance at March 31, 2007	$12,644

Note J — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands)	2007	2006	2005

Net income from continuing operations: as reported	$57,624	$48,079	$42,808
Add back after tax interest expense on convertible note	3,208	3,208	3,208

Net income from continuing operations for numerator of diluted earnings per share	$60,832	$51,287	$46,016

	Year Ended March 31,
(in thousands)	2007	2006	2005

Net income from discontinued operations	$232,990	$14,278	$12,073

Net income: as reported	$290,614	$62,357	$54,881
Add back after tax interest expense on convertible notes	3,208	3,208	3,208

Net income from continuing operations for numerator of diluted earnings per share	$293,822	$65,565	$58,089

	Year Ended March 31,
(in thousands, except per share data)	2007	2006	2005

Weighted average outstanding shares: basic	41,960	42,995	41,921
Restricted grants	152	140	—
Shares issuable through exercise of stock options	1,000	1,901	2,620
Shares issuable through convertible notes	5,151	5,138	5,126
Shares issuable through warrants	829	696	—

Weighted average outstanding shares: diluted	49,092	50,870	49,667

Basic earnings per share
Continuing operations	$1.37	$1.12	$1.02
Discontinued operations	$5.55	$0.33	$0.29
Basic earnings per share	$6.93	$1.45	$1.31

Diluted earnings per share
Continuing operations	$1.24	$1.01	$0.93
Discontinued operations	$4.75	$0.28	$0.24
Diluted earnings per share	$5.99	$1.29	$1.17

Employee stock options
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy was 183,500, 1,000 and 68,500 shares for fiscal 2007, 2006 and 2005 respectively. This calculation is performed on an instrument-by-instrument basis.
Convertible subordinated notes and warrants
The terms of the Company’s convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds 120% of the conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note K. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense avoided for the period upon conversion and the denominator of the calculation is increased by approximately 5.2 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described below in Note K, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to approximately $39.1453. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended March 31, 2007 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 1,100,000 and 1,800,000 shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended March 31, 2007 exceeded the $39.1453 conversion price of the warrants. The impact of these warrants was that 829,000 shares were added to the diluted shares and diluted earnings per share calculation as of the fiscal year ended March 31, 2007.
Note K — Long-Term Debt
On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of the Company’s common stock at an adjusted conversion price of $29.0794 per share and are subordinated to all existing and future senior debt.
Holders of the notes may convert their notes only if any of the following conditions is satisfied:
▪
during any fiscal quarter prior to January 1, 2019, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the first trading day of such fiscal quarter is more than 120% of the conversion price per share of the Company’s common stock on such trading day;

▪
any business day on or after January 1, 2019, if the closing price of the Company’s common stock on the immediately preceding trading day is more than 120% of the conversion price per share of the Company’s common stock on such trading day;

▪
during the five business day period after any five consecutive trading day period if the average of the trading prices of the notes for such five consecutive trading day period is less than 98% of the average of the conversion values of the notes during such period, subject to certain limitations;

▪	if the Company has called the notes for redemption; or

▪	if the Company makes certain significant distributions to holders of its common stock or the Company enters into specified corporate transactions.
At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock. As a result of the Company’s recent dividend increase, the conversion price has been adjusted to $29.0794, and each $1,000 principle amount will be convertible into 34.3886 shares of common stock.
During the quarter ending March 31, 2007, one of the conditions required for conversion of the notes was satisfied and, accordingly, the holders of notes have the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.
Concurrent with the issuance of the convertible subordinated notes, the Company purchased a convertible note hedge from Credit Suisse First Boston LLC. The note hedge expires on January 1, 2009 and gives the Company the ability to purchase shares of its common stock equal to the number of shares the Company is obligated to issue under any convertible notes converted by the holder prior to the hedge expiration date at a purchase price equal to the conversion price of the convertible notes.
Concurrent with the issuance of the notes, the Company issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $39.1453. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
Both the note hedge and the warrants may be settled either in cash or shares at the Company’s option. The Company is not obligated under either the warrants or the note hedge, to settle its obligations in cash. Under no circumstance is the Company obligated to issue shares under the note hedge. The warrants do require the Company to settle its obligations thereunder in cash or shares, do permit the Company to settle its obligation in unregistered shares and contain no provision obligating the Company to settle its obligations in freely-tradable shares, and the Company is not required to make any cash payments under the warrants for failure to have a registration statement declared effective. There are no required cash payments to the holder of the warrants if the shares initially delivered upon settlement are subsequently sold by the holder and the sales proceeds are insufficient to provide the holder with an expected return. The Company has sufficient authorized shares to settle the warrants and the convertible notes in shares, considering all of its obligations under the instruments for their full terms. The warrants, note hedge, and convertible notes each contain an express limit on the number of shares issuable thereunder. The warrants and note hedge expressly indicate that the holder of the warrants has no rank higher than those of a shareholder of the stock underlying the warrants. Under certain circumstances in a change of control of the Company it may be required to issue additional shares under a make-whole provision under the warrant. The Company has no obligation to post collateral under the warrants, convertible notes or note hedge.
The cost of the note hedge and the proceeds from the sale of warrants have been included in shareholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders’ equity.

Note L — Share Repurchase Program
The Company has a stock repurchase program to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of its employee stock option programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations. During the quarter ended June 30, 2006, the Company repurchased 2.0 million shares of its common stock for a total of $84 million from an investment partnership managed by ValueAct Capital. ValueAct Capital’s managing director, Mr. Jeff Ubben, was a member of the Company’s Board of Directors at the time of this share repurchase. Mr. Ubben is no longer on the Company’s Board of Directors. The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance. See Note N – “Related Party Transactions” for additional information on the share repurchase.
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of its common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. The timing of purchases and the exact number of shares to be purchased depend on market conditions. As of March 31, 2007, the Company has repurchased 175,100 shares of its common stock under the 10b5 Plan for a total purchase price of $8.2 million. The repurchase program and the 10b5 Plan may be suspended or discontinued at any time.
In addition to the shares the Company repurchased under the Rule 10b5 Plan mentioned above, it reacquired an additional 15,465 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants.
As of March 31, 2007, approximately 4.8 million shares remained authorized for repurchase under the Company’s stock repurchase program. All shares repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions and cash availability. As of May 23, 2007, during fiscal 2008 an additional 2.7 million shares have been repurchased at an average purchase price of $40.34 per share. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased.
The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006 and further amended on March 30, 2007. The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities after March 30, 2007. See Note F – “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note M — Commitments
The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from one to 10 years. Most leases contain renewal options. Rental expense included in continuing operations for these leases was $4.0 million, $3.9 million and $3.3 million for fiscal 2007, 2006 and 2005, respectively. Future minimum lease payments under lease arrangements at March 31, 2007 were as follows:

(in thousands)
2008	$4,451
2009	4,585
2010	4,564
2011	4,313
2012	3,707
Thereafter	5,909

Total	$27,529

During fiscal 2007, we entered into a distributor agreement with Niadyne, Inc. to distribute the NIA 24 line of science-based cosmeceutical products. Under the terms of this agreement, the Company is committed to product purchases of $4.0 million and $6.5 million in fiscal 2008 and 2009, respectively.

Note N — Related Party Transactions
On December 13, 2004, the Company repurchased 1,500,000 shares of its common stock from two investment partnerships managed by VA Partners, LLC, at the time the Company’s largest shareholder, at a purchase price of $33.85 per share, the closing price of the common stock on the NYSE on that date. On December 14, 2004 the Company repurchased an additional 750,000 shares of its common stock from the same investment partnerships at $34.00 per share, a discount to the $34.41 closing price on the NYSE on that date. The 2.25 million shares were repurchased for a total of $76.3 million pursuant to the Company’s continuing stock repurchase program and represented approximately 5% of outstanding shares before the occurrence of the transactions. VA Partners, LLC, through several of its investment partnerships, owned 6.9 million shares representing approximately 16% of our outstanding common stock prior to these transactions. Mr. Jeff Ubben, a managing member of VA Partners, LLC, was a member of Mentor’s Board of Directors at the time of this share repurchase. Mr. Ubben is no longer on the Company’s Board of Directors. The Company’s Audit Committee evaluated and pre-approved the transactions.
On March 6, 2006, the Company repurchased 995,814 shares of its common stock from two retiring members of the Board of Directors at a purchase price of $43.00 per share, a discount from the closing price of the Company’s common stock on the NYSE of $44.37 on that date. The Company’s Audit Committee and the Board of Directors evaluated and pre-approved the transactions.
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
See Note Q for a description of severance payments made to two of the Company’s former executive officers.
Note O – Warranty Reserves
The Company offer two types of warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007, in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and, to a limited extent, information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. In the first quarter of fiscal 2006, the Company expanded its standard limited warranty programs to provide certain financial assistance for surgical procedures within ten years of implantation (increased from five years) and in the third quarter of fiscal 2006 expanded the program coverage to include silicone gel-filled breast implant sales implanted in certain European and other international countries. These changes to the Company’s warranty programs were not retroactive, but applicable to implants implanted subsequent to the effective date of the expanded programs.

The following table presents changes in the Company’s short-term and long-term accrued product warranty reserves for fiscal 2007 and 2006.

	Year Ended March 31,
(in thousands)	2007	2006

Beginning warranty reserves	$13,603	$12,025
Cost of warranty claims	(3,225)	(2,704)
Accrual for product warranties	3,930	4,282

Ending warranty reserves	$14,308	$13,603

Note P – Contingencies
Warranty and product liability claims are a regular and ongoing aspect of the medical device industry. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company has retained liabilities associated with warranty and product liability claims arising out of its urology products sold prior to the June 2, 2006 closing date. No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies,” a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.
The Company carries product liability insurance on all its products, except its silicone gel-filled implants for which the Company is self-insured. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. At March 31, 2007, the Company had established reserves of $2.7 million for product related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, at March 31, 2007, the Company had established additional reserves of $3.8 million, through its wholly-owned captive insurance subsidiary based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.
In addition, the Company also offers limited warranty coverage on some of its products (see Note O for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems. Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.
On March 4, 2004, John H. Alico, et. al., d/b/a PTF Royalty Partnership (“PTF”) filed a lawsuit against us in the Business Litigation Session of the Superior Court of Massachusetts, Suffolk County in which PTF alleged, among other things, breach of a merger agreement that involved our acquisition of Mentor O&O, Inc. (“O&O”), an unrelated entity at that time, which was dated as of March 14, 1990 (“Merger Agreement”) (prior to the merger, O&O had no affiliation with us). PTF alleged that we breached the terms of the Merger Agreement by failing to exert commercially reasonable and diligent efforts to obtain approval by the FDA for a product used for the treatment of urinary incontinence and by failing to accurately account for and pay royalties due thereunder. PTF sought damages in excess of $18 million, which was the maximum amount of royalties PTF could have received under the Merger Agreement. On January 26, 2007, the parties entered into a confidential settlement agreement and mutual release and the action was formally dismissed on January 29, 2007.
In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.

Note Q – Long-Lived Asset Impairment Charges and Severance and Restructuring Charges
Long-Lived Asset Impairment and Restructuring Charges
During the fourth quarter of fiscal 2007, the Company incurred $2.6 million in expenses related to certain long-lived assets that were determined to be impaired associated with the closure of our Scotland facility.
During the fourth quarter of fiscal year 2005, the Company incurred $1.7 million in expenses related to restructuring of certain of its operations to achieve improved efficiencies and certain long-lived assets that were determined to be impaired. The restructuring charges totaled $1.4 million, all of which has been paid, and the impairment charges totaled $0.3 million.
Severance Charges
On February 16, 2005, Christopher J. Conway and Adel Michael each resigned as a director and executive officer of the Company. In connection with resignation and severance agreements entered into with them, the Company incurred $8.5 million in expenses in February 2005. As one of the co-founders of the Company, and following 36 years of service, Mr. Conway received certain severance compensation in the form of both cash payments totaling $2.3 million and non-cash benefits in the amount of $2.1 million related to the accelerated vesting of his unvested and unexpired stock options. In addition, Mr. Adel Michael, the Company’s former Vice Chairman, received severance compensation in the form of cash benefits in the amount of $1.8 million and non-cash benefits in the amount of $2.3 million related to the accelerated vesting of his unvested and unexpired employee stock options.
Note R – Postretirement Benefit Plans
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to specified percentages of each employee’s compensation. Charges against income for the matching contributions were $1.1 million, $0.9 million and $0.8 million for fiscal years 2007, 2006 and 2005, respectively.
The Company’s subsidiary in the Netherlands employed approximately 180 people and 160 people, as of March 31, 2007 and 2006, respectively, to which it offers a defined benefit plan. As of March 31, 2007, the projected benefit obligation, plan assets and accrued pension costs were $2.4 million, $1.6 million and $0.8 million, respectively. As of March 31, 2006, the projected benefit obligation, plan assets and accrued pension costs were $2.1 million, $1.4 million and $0.8 million, respectively.
Note S – Discontinued Operations
In October 2005 the Company announced that it was evaluating strategic alternatives for its urology business that would both enhance shareholder value and enable the Company to focus more fully on its aesthetics business. On May 17, 2006 the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that the Company expects to realize. In accordance with the agreement, a post-closing adjustment of $2.7 million was paid by the Company to Coloplast in the fourth quarter of fiscal 2007. The sale was completed on June 2, 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities related to this transaction have been segregated from continuing operations and are reported as assets and liabilities of discontinued operations in the accompanying consolidated balance sheets. In addition, operations associated with these segments have been classified as income from discontinued operations in the accompanying consolidated statements of income and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash used in discontinued operations for fiscal 2007 was $121.8 million, which includes approximately $117 million in income tax paid on the sale of the urology business.

The major classes of assets and liabilities of discontinued operations included in the Company’s Consolidated Balance Sheet as of March 31, 2006 was as follows:

As of March 31,
(In thousands)	2006

Assets held for sale:
Accounts receivable, net	$50,698
Inventories	38,016
Deferred income taxes	4,305
Prepaid expenses and other current assets	3,051

Total current assets held for sale	96,070

Property, plant and equipment, net	29,497
Intangible assets, net	14,063
Goodwill, net	16,380
Other assets	324

Total assets held for sale	$156,334

Liabilities associated with assets held for sale:
Accounts payable and accrued liabilities	$27,220
Income taxes payable	1,751
Current portion of purchase price related to acquired technologies and acquisitions	1,000

Total current liabilities associated with assets held for sale	29,971

Other long-term liabilities	10,555

Total liabilities associated with assets held for sale	$40,526

Net sales from discontinued operations were $38.4 million, $235.5 million and $231.7 million for fiscal years 2007, 2006 and 2005, respectively. Income before income taxes from discontinued operations were $3.6 million, $24.8 million and $18.5 million for fiscal years 2007, 2006 and 2005, respectively.
Included in discontinued operations for fiscal 2006, were pre-tax charges of $6.1 million related to the divestiture of the Company’s surgical urology and clinical and consumer healthcare businesses. Included in discontinued operations for fiscal 2005 were pre-tax charges of $6.6 million related to the Company’s restructuring and long-lived asset impairment.
Note T – Segment Information for Continuing Operations
The Company operates in one business segment – aesthetic products. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. The Company’s operations by principal product and geographic area are presented below.

	Year Ending March 31,
(in thousands)	2007	2006	2005

Principal products net sales
Breast implants	$262,556	$233,189	$217,420
Body contouring	16,734	17,782	18,609
Other aesthetics, including non-surgical facial products	22,684	17,301	15,697

Consolidated total	$301,974	$268,272	$251,726

	Year Ending March 31,
(in thousands)	2007	2006	2005

Geographic area net sales
United States	$217,785	$192,764	$186,488
Canada	16,234	15,178	12,641
All other countries	67,955	60,330	52,597

Consolidated total	$301,974	$268,272	$251,726

	At March 31,
(in thousands)	2007	2006

Geographic area long-lived assets
United States	$41,792	$37,763
Netherlands	15,263	15,413
All other countries	6,235	8,260

Consolidated total	$63,290	$61,436

Note U — Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations:

(in thousands, except per share data)	First	Second	Third	Fourth
Year Ended March 31, 2007
Net sales	$79,437	$66,908	$75,309	$80,320
Gross profit	57,392	48,387	56,384	61,155
Net income from continuing operations	15,674	10,823	14,750	16,377
Net income (loss) from discontinued operations, net of tax	225,728	(1,102)	(1,122)	9,486

Net income	$241,402	$9,721	$13,628	$25,863

Basic earnings (loss) per share
Continuing operations	$0.37	$0.26	$0.35	$0.39
Discontinued operations	$5.32	$(0.03)	$(0.03)	$0.23
Basic earnings per share	$5.69	$0.24	$0.33	$0.61

Diluted earnings (loss) per share
Continuing operations	$0.33	$0.24	$0.32	$0.35
Discontinued operations	$4.58	$(0.03)	$(0.03)	$0.19
Diluted earnings per share	$4.91	$0.22	$0.29	$0.54

(in thousands, except per share data)	First	Second	Third	Fourth
Year Ended March 31, 2006
Net sales	$74,126	$58,672	$63,072	$72,402
Gross profit	55,780	43,949	46,896	52,438
Net income from continuing operations	17,075	8,182	9,246	13,576
Net income from discontinued operations, net of tax	5,400	3,936	3,498	1,444

Net income	$22,475	$12,118	$12,744	$15,020

Basic earnings per share
Continuing operations	$0.41	$0.19	$0.21	$0.31
Discontinued operations	$0.13	$0.09	$0.08	$0.03
Basic earnings per share	$0.54	$0.28	$0.29	$0.34

Diluted earnings per share
Continuing operations	$0.36	$0.18	$0.19	$0.28
Discontinued operations	$0.11	$0.07	$0.07	$0.03
Diluted earnings per share	$0.47	$0.25	$0.26	$0.31

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and		End of
Description	of Period	Expenses	Deductions	Period
Year Ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$4,616	1,524	1,606	$4,534

Liability reserves:
Warranty reserves	$13,603	$3,930	$3,225	$14,308
Product liability reserves	6,701	418	564	6,555
Accrued sales returns and allowances	15,544	12,651	9,605	18,590

	$35,848	$16,999	$13,394	$39,453

Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,839	$1,804	$1,027	$4,616

Liability reserves:
Warranty reserves	$12,025	$4,282	$2,704	$13,603
Product liability reserves	5,232	1,732	263	6,701
Accrued sales returns and allowances	13,162	9,049	6,667	15,544

	$30,419	$15,063	$9,634	$35,848

Year Ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$3,560	$1,113	$834	$3,839

Liability reserves:
Warranty reserves	$12,052	$3,306	$3,333	$12,025
Product liability reserves	4,530	915	213	5,232
Accrued sales returns and allowances	11,327	8,697	6,862	13,162

	$27,909	$12,918	$10,408	$30,419

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION
DATE: May 30, 2007	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/Joshua H. Levine Joshua H. Levine	President and Chief Executive Officer (Principal Executive Officer)	May 30, 2007

/s/Loren L. McFarland Loren L. McFarland	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 30, 2007

/s/Joseph E. Whitters Joseph E. Whitters	Chairman of the Board	May 30, 2007

/s/Michael L. Emmons Michael L. Emmons	Director	May 30, 2007

/s/Walter W. Faster Walter W. Faster	Director	May 30, 2007

/s/Margaret H. Jordan Margaret H. Jordan	Director	May 30, 2007

/s/Katherine S. Napier Katherine S. Napier	Director	May 30, 2007

/s/Ronald J. Rossi Ronald J. Rossi	Director	May 30, 2007

EXHIBIT INDEX

Item Number
2.1	Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated March 27, 2006 — Incorporated by reference to Exhibit 2.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.2	Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A — Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.3	Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.4	Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.5	Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

3.1	Composite Restated Articles of Incorporation of the Company dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	Indenture 2 3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003 —Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 1991 Stock Option Plan — Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-48815, filed June 24, 1992.

10.2*	Mentor Corporation 2000 Stock Option Plan — Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-73306, filed November 14, 2001.

10.3*	Mentor Corporation 1991 Stock Option Plan — Incorporated by reference to Registration Statement on Form S-8, Registration No. 333-100841, filed October 30, 2002.

10.4*	Mentor Corporation Employee Stock Purchase Plan — Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.5	Lease Agreement, dated November 1989, between Mentor Corporation and Skyway Business Center Joint Venture — Incorporated by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

10.6	First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture — Incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

EXHIBIT INDEX (continued)

Item Number
10.7	Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive, Santa Barbara, CA 93111 — Incorporated by reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

10.8	Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive — Incorporated by reference to Exhibit 10(n) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

10.9	Convertible Note Hedge Confirmation, dated December 17, 2003 — Incorporated by reference to Exhibit 10(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.10	Registration Rights Agreement — 2 3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 10(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.11	Warrants Confirmation, dated December 17, 2003 — Incorporated by reference to Exhibit 10(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.12	Purchase Agreement — 2 3/4% Convertible Subordinated Notes Due 2024, dated December 17, 2003 — Incorporated by reference to Exhibit 10(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.13	Collared Accelerated Share Repurchase Transaction, dated March 8, 2004 — Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.14*	Amendment to Employment Agreement between Mentor Corporation and Eugene Glover, effective April 9, 2004 — Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.15	Exclusive Supply Agreement between Alchemy Engineering, LLC d/b/a SiTech, LLC and Mentor Corporation — Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.16*	Employment Agreement dated July 15, 2004, between Mentor Corporation and Peter Shepard — Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.17*	Employment Agreement dated July 27, 2004, between Mentor Corporation and Bobby Purkait — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.18*	Employment Agreement dated August 6, 2004, between Mentor Corporation and Adel Michael — Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

EXHIBIT INDEX (continued)

Item Number
10.20*	Employment Agreement between Mentor Corporation and Loren L. McFarland dated August 25, 2005 — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.21*	Employment Agreement between Mentor Corporation and Kathleen M. Beauchamp dated August 25, 2005 — Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.22*	Employment Agreement between Mentor Corporation and David J. Adornetto dated August 25, 2005 — Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.23*	Employment Agreement between Mentor Corporation and A. Christopher Fawzy dated August 25, 2005 — Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.24*	Employment Agreement between Mentor Corporation and Cathy S. Ullery dated August 25, 2005 —Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.25*	Employment Agreement between Mentor Corporation and Clarke Scherff dated August 25, 2005 — Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

10.26	Amended and Restated Supply Agreement, dated July 6, 2004 by and among NuSil Corporation, SiTech Inc., and Mentor Corporation — Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.27*	Mentor Corporation Option Agreement — Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.28	Lease Agreement, dated March 17, 2004 between University Research Park, Incorporated, and Mentor Corporation covering 535 Science Drive, Suites A, B, C and D, Madison, Wisconsin —Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.29*	Severance Agreement and Release dated February 16, 2005, between Mentor Corporation and Christopher J. Conway — Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.30*	Severance Agreement and Release dated February 17, 2005, between Mentor Corporation and Adel Michael — Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.31*	Release of Claims Agreement dated March 25, 2005, between Mentor Corporation and Bobby Purkait — Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.32	Credit Agreement dated May 25, 2005, between Mentor Corporation, Bank of the West, Union Bank of California, and Wells Fargo, N.A. — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed June 1, 2005.

EXHIBIT INDEX (continued)

Item Number
10.33	English translation of RaboBank Loan and Overdraft Facility dated September 30, 2005 — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2005.

10.34*	Mentor Corporation 2005 Long-Term Incentive Plan Restricted Stock Award Agreement — Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.35	First Amendment to Credit Agreement dated as of May 31, 2006, amending that certain Credit Agreement, dated as of May 25, 2005, by and among Mentor Corporation, Bank of the West, as administrative agent, Union Bank of California, N. A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto. — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 6, 2006.

10.36	Share Repurchase Transaction dated June 5, 2006 — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.37*	Written Description of Director Fees for Non-Employee Directors dated June 15, 2006 — Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.38	Mentor Corporation—Citigroup Global Markets Inc. Form 10b5-1 Stock Purchase Plan dated June 16, 2006 — Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.39*	Employment Agreement between Mentor Corporation and Joseph A. Newcomb dated June 26, 2006 — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 28, 2006.

10.40*	Separation and Release Agreement dated June 24, 2006, between Mentor Corporation and A. Christopher Fawzy — Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 28, 2006.

10.41*	Consulting Agreement dated June 24, 2006, between Mentor Corporation and A. Christopher Fawzy — Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 28, 2006.

10.42*	Form of Executive Performance Stock Unit Award Agreement — Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2006.

10.43*	Consulting Agreement dated June 30, 2006, between Mentor Corporation and David Adornetto — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2006.

10.44*	Mutual Release of Claims Agreement dated June 30, 2006, between Mentor Corporation and David Adornetto — Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on July 6, 2006.

10.45*	Written Description of Car Allowance Plan — Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

EXHIBIT INDEX (continued)

Item Number
10.46*	Mentor Corporation Amended 2005 Long-Term Incentive Plan effective September 13, 2006 — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 19, 2006.

10.47*	Form of Indemnity Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.48*	Employment Agreement between Mentor Corporation and Edward S. Northup dated February 5, 2007 — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.49	Second Amendment to Credit Agreement dated as of March 30, 2007, amending that certain Credit Agreement, dated as of May 25, 2005, and first amended May 31, 2006, by and among Mentor Corporation, Bank of the West, as administrative agent, Union Bank of California, N.A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e) and 15d-15(e) Certification — Principal Executive Officer — Joshua H. Levine.

31.2	Rule 13a-15(e) and 15d-15(e) Certification — Principal Financial Officer — Loren L. McFarland.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Joshua H. Levine.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Loren L. McFarland.

*	Management contract or compensatory plan or arrangement.