Form 10-Q
period 2007-06-30
MENTOR CORP /MN/
filed 2007-08-08
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2007
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
Yes ☐       No ☑
As of August 3, 2007 there were approximately 33,804,288 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
(in thousands)	2007	2007
Assets
Current assets:
Cash and cash equivalents	$172,749	$371,525
Marketable securities	118,412	116,215
Accounts receivable, net	71,724	65,419
Inventories	37,076	38,073
Deferred income taxes	24,266	25,892
Prepaid income taxes	12,710	13,495
Prepaid expenses and other	5,805	6,761

Total current assets	442,742	637,380

Property and equipment, net	36,973	34,683
Intangible assets, net	15,087	15,963
Goodwill, net	12,753	12,644
Other assets	10,908	9,098

Total assets	$518,463	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
(in thousands, except share data)	2007	2007
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$36,081	$32,147
Sales returns	16,683	18,590
Accrued compensation	12,532	14,022
Deferred revenue	11,892	11,863
Dividends payable	7,514	8,481
Product liability reserves	6,900	6,555
Warranty reserve	2,301	2,989
Interest payable	2,063	1,031
Accrued royalties	242	230
Other	13,086	16,823

Total current liabilities	109,294	112,731

Long-term accrued liabilities	14,295	12,169
Convertible subordinated notes	150,000	150,000
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized — 150,000,000 shares; issued and outstanding 37,337,673 shares at June 30, 2007; 42,400,483 shares at March 31, 2007;	3,734	4,240
Accumulated other comprehensive income	12,976	11,342
Retained earnings	228,164	419,286

Total shareholders’ equity	244,874	434,868

Total liabilities and shareholders’ equity	$518,463	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended June 30, 2007 and 2006
(Unaudited)

(in thousands, except per share data)	2007	2006
Net sales	$95,564	$79,437

Cost of sales	21,224	22,045

Gross profit	74,340	57,392

Selling, general, and administrative	36,045	29,711
Research and development	10,314	7,881

	46,359	37,592

Operating income from continuing operations	27,981	19,800

Interest expense	(1,464)	(1,632)
Interest income	4,774	3,064
Other income (expense), net	(294)	538

Income from continuing operations before income taxes	30,997	21,770

Income taxes	9,253	6,096

Income from continuing operations	21,744	15,674

Income (loss) from discontinued operations, net of tax (benefit) expense of ($32) and $3,930, respectively	(60)	3,366
Gain on sale of discontinued operations, net of taxes of $20 and $138,471	54	222,362

Net income	$21,738	$241,402

Basic earnings per share
Continuing operations	$0.54	$0.37
Discontinued operations	—	5.32
Basic earnings per share	0.54	5.69

Diluted earnings per share
Continuing operations	$0.48	$0.33
Discontinued operations	—	4.58
Diluted earnings per share	0.48	4.91

Dividends per share	$0.20	$0.18

Weighted average shares outstanding
Basic	40,465	42,443
Diluted	46,950	49,316
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Operating Activities:
Income from continuing operations	$21,744	$15,674
Adjustments to derive cash flows from continuing operating activities:
Depreciation	1,556	1,806
Amortization	849	563
Deferred income taxes	1,452	4,342
Non-cash compensation	3,242	2,290
Tax benefit from exercise of stock options	231	981
Excess tax benefits from equity compensation	(134)	(280)
Loss on sale of assets	—	3
Loss (gain) on long-term marketable securities and investment write-downs, net	(40)	52
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(5,908)	(2,425)
Inventories	1,443	1,730
Other current assets	6	(11,000)
Accounts payable and accrued liabilities	(58)	1,992
Income taxes payable	—	(3,772)

Net cash provided by continuing operating activities	24,383	11,956
Net cash (used) provided by discontinued operating activities	(6)	2,283

Net cash provided by operating activities	24,377	14,239

Investing Activities:
Purchases of property and equipment	(3,717)	(1,289)
Purchases of intangibles	—	(21)
Purchases of marketable securities	(5,711)	(15,516)
Sales of marketable securities	3,403	13,285
Proceeds from the sale of the urology business	—	458,066
Other, net	—	3

Net cash provided by (used for) continuing investing activities	(6,025)	454,528
Net cash used for discontinued investing activities	—	(50)

Net cash provided by (used for) investing activities	(6,025)	454,478

Financing Activities:
Repurchase of common stock	(210,496)	(84,000)
Proceeds from exercise of stock options and ESPP	1,170	2,779
Excess tax benefits from equity compensation	134	280
Dividends paid	(8,480)	(7,774)
Repayments under line of credit agreements	—	(4,500)

Net cash used for continuing financing activities	(217,672)	(93,215)

Net cash used for financing activities	(217,672)	(93,215)

Effect of currency exchange rates of continuing operations	544	(77)
Effect of currency exchange rates of discontinued operations	—	(120)

(Decrease) increase in cash and cash equivalents	(198,776)	373,305
Cash and cash equivalents at beginning of year	371,525	98,713

Cash and cash equivalents at end of period	$172,749	$474,018

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
Note A — Business Activity
Mentor Corporation was incorporated in April 1969. Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. The Company develops, manufactures, licenses and markets a range of products serving the aesthetic market, including plastic and reconstructive surgery. Historically the Company’s products have been utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare. Aesthetic and general surgery products include surgically implantable breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. On June 2, 2006, the Company completed a transaction for the sale of its surgical urology and clinical and consumer healthcare businesses (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer. The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.
Note B — Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.
Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The June 30, 2006 Consolidated Statement of Cash Flows has been updated to reflect a reclassification of $10.6 million from continuing operating activities to discontinued operating activities.
Basis of Presentation
The financial information for the three months ended June 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period. Interim results are not necessarily indicative of results for the full fiscal year.
Use of Estimates
Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes product revenue, net of discounts, returns, rebates, and taxes collected from customers in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When the Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer.

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
Warranty Reserves
The Company offers limited warranty coverage on some of its products (see Note G for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, additional adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. The Company’s warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
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
Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of June 30, 2007, these plans have instruments outstanding that might require the issuance of 2.7 million shares of common stock to our employees. Stock-based awards under the Company’s employee compensation plans are made with authorized, but unissued, shares reserved for this purpose.
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

Effects of Recent Accounting Pronouncements
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
In June 2006, FASB ratified Emerging Issues Task Force (EITF) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of EITF No. 06-03. The Company adopted the provisions of EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements and the Company continues to report taxes collected from customers on a net presentation basis after the adoption of EITF No. 06-03.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of April 1, 2007, the gross amount of the Company’s liabilities for unrecognized tax benefits (“UTBs”) was approximately $4.6 million and accrued interest related to these UTBs totaled approximately $0.6 million. Virtually all of this balance of $4.6 million of UTBs (net of the federal benefit on state taxes), if recognized, would affect the Company’s annual effective tax rate. The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 was not material. FIN 48 also provides guidance on the balance sheet classification of liabilities for UTBs as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, the Company reclassified approximately $1.4 million and $3.8 million of UTBs from prepaid income taxes payable to current and non-current liabilities, respectively. Interest related to UTBs is classified as a component of our provision for income taxes.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. The Company is required to adopt SFAS 159 for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.
In June 2007, FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements should be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company will adopt EITF No. 07-3 in the first quarter of fiscal 2009, and it is not expected to have a material impact on the Company’s results of operations or financial position.

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

	Fiscal 2008	Fiscal 2007
First Quarter	June 29, 2007	June 30, 2006
Second Quarter	September 28, 2007	September 29, 2006
Third Quarter	December 28, 2007	December 29, 2006
The accompanying unaudited consolidated financial statements for the three months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year.
The balance sheet at March 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
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

Available-for-sale investments at June 30, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$123,354	$—	$—	$123,354
Money market funds	49,395	—	—	49,395
U.S. Government and agency obligations	24,914	7	(24)	24,897
State and Municipal agency obligations	93,233	1	(1)	93,233
Corporate debt securities	282	—	—	282

Total available-for-sale investments	$291,178	$8	$(25)	$291,161

Included in cash and cash equivalents	$172,749	$—	$—	$172,749
Included in current marketable securities	118,429	8	(25)	118,412

Total available-for-sale investments	$291,178	$8	$(25)	$291,161

Available-for-sale investments at March 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$146,552	$—	$—	$146,552
Money market funds	224,973	—	—	224,973
U.S. Government and agency obligations	23,923	34	(3)	23,954
State and Municipal agency obligations	92,261	1	(1)	92,261

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Included in cash and cash equivalents	$371,525	$—	$—	$371,525
Included in current marketable securities	116,184	35	(4)	116,215

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Our debt securities include U.S. Government and Agency obligations and Corporate debt with maturities within one year and State and Municipal Agency obligations with maturities ranging between five and ten years.
Fair Values of Financial Instruments
The fair value of available-for-sale investments is based on quoted market prices. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.
Note E — Inventories
Inventories are stated at the lower of cost or market, under which cost is determined by the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2007 and March 31, 2007 consisted of:

(in thousands)	June 30	March 31
Raw materials	$5,654	$5,924
Work in process	5,298	4,961
Finished goods on consignment	14,178	13,402
Finished goods	11,946	13,786

	$37,076	$38,073

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
Property and equipment at June 30, 2007 and March 31, 2007 consisted of:

(in thousands)	June 30	March 31
Land	$55	$55
Buildings	10,925	10,853
Leasehold improvements	23,164	23,099
Furniture, fixtures and equipment	59,930	59,708
Construction in progress	7,819	4,217

	101,893	97,932
Less accumulated depreciation and amortization	(64,920)	(63,249)

	$36,973	$34,683

Note G — Product Warranties
The Company offers two types of limited warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, the Company began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007 in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, the Company recorded an adjustment reducing its warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties.

Information on changes in the Company’s accrued product warranty reserves is as follows:

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Beginning warranty reserves	$14,308	$13,603
Costs of warranty claims	(673)	(946)
Accruals for product warranties	1,230	1,495
Adjustments made to accruals related to pre-existing warranties	(2,914)	—

Ending warranty reserves	$11,951	$14,152

The total warranty reserve of $12.0 million as of June 30, 2007 is made up of a current portion of $2.3 million included in current liabilities and a long-term portion of $9.7 million included in “Long-term accrued liabilities” on the Consolidated Balance Sheet.
Note H — Comprehensive Income
Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.
Comprehensive income for the three month periods ended June 30, 2007 and 2006 was:

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Net income	$21,738	$241,402
Foreign currency translation adjustment	1,674	(8,766)
Unrealized (gains) losses on marketable securities and investment activities, net	(40)	52

Comprehensive income	$23,372	$232,688

Note I — Income Taxes
The provision for income taxes for the first quarter of fiscal 2008 and 2007 was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective income tax rate was 29.9% and 28.0% for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily due to a shift of income among the various tax jurisdictions in which the Company does business towards those jurisdictions with higher effective tax rates, additional tax expense related to income in the Company’s international operations, and the accounting treatment of incentive stock options after the adoption of FAS 123(R). Mentor adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” during the quarter and there was no material impact as a result of the adoption.
As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes — Special Areas”, the Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be permanently reinvested outside the United States.

Note J — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Net income from continuing operations: as reported	$21,744	$15,674
Add back after tax interest expense on convertible notes	802	802

Net income from continuing operations for numerator of diluted earnings per share	$22,546	$16,476

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Net income from discontinued operations	$(6)	$225,728

Net income: as reported	$21,738	$241,402
Add back after tax interest expense on convertible notes	802	802

Net income from continuing operations for numerator of diluted earnings per share	$22,540	$242,204

	Three Months Ended
	June 30,
(in thousands, except per share data)	2007	2006
Weighted average outstanding shares: basic	40,465	42,443
Restricted grants	285	299
Shares issuable through exercise of stock options	678	1,100
Shares issuable through convertible notes	5,165	5,147
Shares issuable through warrants	357	327

Weighted average outstanding shares: diluted	46,950	49,316

Basic earnings per share
Continuing operations	$0.54	$0.37
Discontinued operations	$—	$5.32
Basic earnings per share	$0.54	$5.69

Diluted earnings per share
Continuing operations	$0.48	$0.33
Discontinued operations	$—	$4.58
Diluted earnings per share	$0.48	$4.91

Employee stock options, restricted shares and performance stock units
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three month period ended June 30, 2007 and June 30, 2006, were approximately 314,000 and 184,000 shares, respectively. This calculation is performed on an instrument-by-instrument basis.
Convertible subordinated notes and warrants
The terms of the Company’s convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds the 120% conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note M — Long Term Debt. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.2 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described below in Note M, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $39.0982. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended June 30, 2007 had been $38.00, $50.00 or $60.00; the shares from the warrants to be included in diluted earnings per share would have been zero, 1.1 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended June 30, 2007 exceeded the $39.0982 conversion price of the warrants. The impact of these warrants was that approximately 357,000 shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended June 30, 2007.
Note K — Stock Options, Restricted Stock and Employee Stock Purchase Plan
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

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of June 30, 2007, approximately 3,200 shares have been sold under the plan.
The Company’s Long-Term Incentive Plans
The Company has granted options to key employees and non-employee directors under its Amended 2000 Long-Term Incentive Plan (the “2000 Plan”) and its 1991 Plan. In addition, in September 2005, the Company’s shareholders approved an amended and restated version of the Company’s Amended 2000 Long-Term Incentive Plan, which is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan and which was further amended in November 2005 (as amended, the “2005 Plan”). In September 2006, the Company’s shareholders approved an amendment to the 2005 Plan to increase the number of shares of the Company’s common stock available for award grants under the plan by 1,600,000 shares with the new aggregate share limit for the 2005 Plan at 7,600,000 shares. Options granted under each of the Company’s plans vest in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. At June 30, 2007, the Company had one plan under which stock options were available for future grants, the 2005 Plan. Pursuant to the terms of the option plans, 0.1 million shares were issued pursuant to exercises during the three months ended June 30, 2007.
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
On October 5, 2005 (the “Award Date”), the Compensation Committee of the Board of Directors of the Company granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the “Restricted Stock”) to the Company’s Executive and other officers, and to members of the Board of Directors. Similarly, 209,960 restricted shares were granted during fiscal year ended March 31, 2007. No shares were granted in the three months ended June 30, 2007. The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service. Stock compensation expense is recognized over the 5-year vesting period of the Restricted Stock grants.

The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Stock options	$962	$1,465
Restricted stock	1,698	763
Performance units	582	62

Total stock-based compensation expense, pre-tax	3,242	2,290
Tax benefit from stock-based compensation expense	(1,103)	(391)

Total stock-based compensation expense, net of tax	$2,139	$1,899

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three months ended June 30, 2007 was minor.
The Company has granted options to key employees and non-employee directors under its 2005 Plan and 1991 Plan. Options granted under both plans are exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. Options are granted at the fair market value on the date of grant. Activity in the stock option plans during the three months ended June 30, 2007 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance outstanding at March 31, 2007	2,261	$28.13
Granted	—	—
Exercised	139	14.48
Forfeited/expired	25	33.14

Balance outstanding at June 30, 2007	2,097	$28.97	6.55	$26,195

Exercisable at June 30, 2007	1,415	$23.83	5.77	$23,878

At June 30, 2007, the 2005 Plan had options for 1.8 million shares granted and outstanding, and 2.9 million shares available for grant. The 1991 Plan had options for 0.3 million shares granted and outstanding at June 30, 2007. No additional options can be granted under the 1991 or 2000 Plans.
The weighted-average fair value of stock options granted was $21.91 per share for the three months ended June 30, 2006. No stock options were granted during the three months ended June 30, 2007. These values were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

June 30,
2006
Risk-free interest rate	5.1%
Expected life (in years)	5.7
Expected volatility	0.35
Expected dividend yield	1.6%

The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the three months ended June 30, 2007 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2007	346	$47.71
Granted	—	—
Restrictions lapsed	(30)	43.28
Forfeited	(5)	41.22

Nonvested at June 30, 2007	311	$48.23

As of June 30, 2007, there was $17.8 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units. That cost is expected to be recognized over a weighted-average period of 1.66 years. We recognize the total compensation cost on a straight-line basis over the service period of each vesting tranche.
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of June 30, 2007. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The Fair Value of the PSU’s at the date of grant was determined using a Monte Carlo Simulation Model.
Information regarding our Performance Stock Units during the three months ended June 30, 2007 is as follows, assuming the maximum distribution under the plan:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2007	307	$6,520
Forfeited	—	(12)

Nonvested at June 30, 2007	307	$6,508

Note L — Share Repurchase Program
The Company has a stock repurchase program to reduce the overall number of shares outstanding, which has helped offset the dilutive effects of our employee stock option programs and the dilutive effect of EITF Issue No. 04-8 related to the inclusion of contingently convertible debt in fully diluted earnings per share calculations.

On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. During the quarter ended June 30, 2007, the Company repurchased 3.9 million shares of its common stock for total consideration of $157.8 million under this plan. Total repurchases authorized under this plan were completed during the quarter ended June 30, 2007.
On June 18, 2007, the Company entered into a new stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under a Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the new 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. As of June 30, 2007, the Company has repurchased 1.3 million shares of our common stock under the new 10b5 Plan for a total purchase price of $52.7 million. Subsequent to the Company’s quarter-end, an additional $147.3 million was paid to repurchase 3.6 million shares under the 10b5 Plan, bringing the total repurchased shares to 8.7 million for $357.8 million in consideration since April 1, 2007.
During the quarter ended June 30, 2007, the Company repurchased an aggregate of 5.2 million shares of its common stock under its 10b5 Plans for a total of $210.5 million.
In addition to the shares repurchased under the Rule 10b5 Plans mentioned above, we reacquired an additional 4,937 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the three month period ending June 30, 2007.
As of June 30, 2007, approximately 4.6 million shares remained authorized for repurchase under the Company’s stock repurchase program. All shares repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and the terms of the 10b5 Plan. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased. Although 1.1 million shares remain authorized as of August 3, 2007, authorized funding for both 10b5 Plans has been exhausted.
The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006 and further amended on March 30, 2007. The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $163 million as of June 30, 2007. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note N — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note M — Long-Term Debt
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s decision to increase its per share dividend to an amount greater than $0.15 per share per quarter, the conversion price has been adjusted to $29.0444, and each $1,000 principal amount was convertible into 34.43 shares of common stock as of June 30, 2007.
During the quarter, the market price condition was satisfied, giving holders of the notes the option to convert the notes into common shares at the aforementioned adjusted conversion price per share. Concurrent with the issuance of the convertible subordinated notes, the Company purchased a convertible note hedge from Credit Suisse First Boston LLC. The note hedge expires on January 1, 2009 and gives the Company the ability to purchase shares of our common stock equal to the number of shares we are obligated to issue under any convertible notes converted by the holder prior to the hedge expiration date at a purchase price equal to the conversion price of the convertible notes.
Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $39.0982. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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

Note N — Short-Term Bank Borrowings
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
On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has three standby letters of credit totaling $2 million outstanding which are secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 30, 2007, only $198 million was available for borrowings.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 30, 2007, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of June 30, 2007, there was no outstanding balance under this credit facility, and accordingly, $18.1 million was available for borrowing.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 30, 2007, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10-year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At June 30, 2007, there were no outstanding borrowings under all credit agreements. A total of $216.1 million was available under the senior revolving credit facility and foreign lines of credit at June 30, 2007, and approximately $216.5 million was available under all lines of credit at March 31, 2007.
Note O — Related Party Transactions
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
Note P — Discontinued Operations
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

The sale was completed on June 2, 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities related to this transaction were segregated from continuing operations and were reported as assets and liabilities of discontinued operations in the consolidated balance sheets. In addition, operations associated with these segments have been classified as income from discontinued operations in the accompanying consolidated statements of income and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash (used) in or provided by discontinued operations for the three months ended June 30, 2007 and 2006, was ($6,000) and $2.1 million, respectively.
Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006. Income (loss) before income taxes from discontinued operations for the three months ending June 30, 2007 was ($6,000) and $225.7 million (including a pre-tax gain of $360.8 million on the sale of our Urology Business) for the three months ending June 30, 2006, respectively.
Note Q — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $0.2 million and $0.3 million for the three month periods ending June 30, 2007 and 2006, respectively.
Note R — Contingencies
Warranty and product liability claims are a regular and ongoing aspect of the medical device and biologics industries. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual or by a group of patients purporting to be a class action. The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time. No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies”, a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.
The Company carries product liability insurance on all its products, excluding its silicone gel-filled breast implants, which, until November 2006, were only available in the United States through a controlled clinical study. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $3.0 million and $2.7 million at June 30, 2007 and March 31, 2007, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves of $3.9 million and $3.8 million at June 30, 2007 and March 31, 2007, respectively, through its wholly-owned captive insurance company based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.
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
Note S — Subsequent Events
Perouse Acquisition
On July 2, 2007, the Company completed the acquisition of all of the outstanding shares of Perouse Plastie SAS (“Perouse”), a breast implant company based in Bornel, France. The Company acquired all of the shares of Perouse for a total enterprise value of 42 million Euros (approximately $56.5 million), including the assumption of approximately 3 million Euros in net debt. The purchase price remains subject to customary post-closing adjustments and indemnifications.
The purchase price will be allocated to the underlying assets and liabilities based on their fair values. The valuation of goodwill and other intangibles is currently in process.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement:
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended March 31, 2007, and subsequent reports on Form 8-K, which discuss our business in greater detail.
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
Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth in Part II under “Item 1A -Risk Factors” or elsewhere in this Report. Forward-looking statements include statements regarding, among other things:
•	Our anticipated growth strategies;

•	Our intention to introduce or seek approval for new products;

•	Our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;

•	Our anticipated outcomes of litigation and regulatory reviews; and

•	Our ability to replace sources of supply without disruption and regulatory delay.
These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in Part II under “Item 1A - Risk Factors” or elsewhere including, among others, problems with suppliers, changes in the competitive marketplace, significant product liability or other claims, product recalls, difficulties with new product development, the introduction of new products by our competitors, changes in the economy, FDA or other regulatory delay in approval or rejection of new or existing products, changes in Medicare, Medicaid or third-party reimbursement policies, changes in government regulations, use of hazardous or environmentally sensitive materials, inability to implement new information technology systems, inability to integrate new acquisitions, and other events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-Q will, in fact, transpire.
Company Overview
We develop, manufacture, license and market a range of products serving the aesthetic market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses (collectively, the Urology Business).
We are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, The Netherlands and the United Kingdom and employ approximately 965 people around the world as of June 30, 2007. We also purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, amortization and changes in manufacturing processes and yields.
In addition to our U.S. sales, we also sell most of our product lines outside the U.S., principally to Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, Spain, Italy, Australia and France, as well as through independent distributors in other countries. Our manufactured products are mainly supplied by our plants in the U.S. and The Netherlands. Our Netherlands plant serves our international branches and distributors. Our U.S. plant also serves these markets in addition to the U.S. market.
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
As a result of the sale to Coloplast, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. As a result of this sale, we are focused on the aesthetic market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology.

Recent Events
On July 2, 2007, we completed the acquisition of all the outstanding shares of Perouse Plastie SAS (Perouse), a breast implant company based in Bornel, France for a total enterprise value of 42 million Euros (approximately $56.5 million), including the assumption of approximately 3 million Euros in net debt.
Also on July 3, 2007, we announced that initial patient enrollment and treatment in our pivotal Phase IIIa study of our botulinum toxin type A for the cosmetic reduction of glabellar rhytides (frown lines) by intramuscular injection took place on June 29, 2007.
On August 6, 2007, we announced that we have submitted our pre-market approval (“PMA”) applications for dermal fillers Puragen™ Plus and Prevelle™ Plus.
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
Revenue Recognition
We recognize product revenue, net of discounts, returns, rebates and taxes collected from customers in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When the Right of Return Exists,” and Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” As required by these standards, revenue is recorded when persuasive evidence of a sales arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable, contractual obligations have been satisfied, and collectibility is reasonably assured. These requirements are met, and sales and related cost of sales are recognized, upon the shipment of products, or in the case of consignment inventories, upon the notification of usage by the customer. We record estimated reductions to revenue for customer programs and other volume-based incentives. Should the actual level of customer participation in these programs differ from those estimated, additional adjustments to revenue may be required. We also allow credit for products returned within our policy terms. We record an allowance for estimated returns at the time of sale based on historical experience, recent gross sales levels and any notification of pending returns. Should the actual returns differ from those estimated, additional adjustments to revenue and cost of sales may be required.
Our deferred revenue consists of both current and long term and includes funds received in connection with sales of our Enhanced Advantage Breast Implant Limited Warranty program. The fees received in connection with a sale of such a warranty are deferred and recognized as revenue evenly over the life of the warranty term.

Accounts Receivable
We market our products to a diverse customer base, principally throughout the United States, Canada, Europe, Central and South America, and the Pacific Rim. We grant credit terms in the normal course of business to our customers, primarily hospitals, doctors and distributors. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined through review of their current credit information. We continuously monitor collections and payments from customers and maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. Estimated losses are based on historical experience and any specifically identified customer collection issues. If the financial condition of our customers, or the economy as a whole, were to deteriorate resulting in an impairment of our customers’ ability to make payments, additional allowances may be required. These additional allowances for estimated losses would be included in selling, general and administrative expenses.
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
Warranty Reserves
We offer two types of limited warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, we recorded an adjustment reducing our warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.

Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are generally under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy; or in the case of products related to discontinued operations, including urology products or opthalmic products, costs are recorded to discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.
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
Stock-Based Compensation Expense
Effective April 1, 2006 we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and performance stock units to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each equity grant to an employee is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments related to Stock Option Grants. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant and the fair value of our Performance Stock Units (“PSUs”) is estimated using a Monte Carlo simulation model.
The Black-Scholes model used to value our stock option grants meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of stock option grants utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the historical volatility for our stock as the expected volatility assumption required in the Black-Scholes model. We believe that our historical volatility is the best estimate of our future volatility. The expected life of the stock options is based on historical data. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options and stock purchase rights. The dividend yield assumption is based on our history and expectation of dividend payouts.
Stock-based compensation expense recognized in our financial statements is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense has been reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 30,
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	22.2	27.8

Gross profit	77.8	72.2
Selling, general and administrative expense	37.7	37.4
Research and development expense	10.8	9.9

Operating income	29.3	24.9
Interest expense	(1.5)	(2.1)
Interest income	5.0	3.9
Other income (expense), net	(0.3)	0.7

Income before income taxes	32.5	27.4
Income taxes	9.7	7.7

Net income from continuing operations	22.8	19.7

Net income (loss) from discontinued operations	(0.1)	4.2
Gain on sale of discontinued operations	0.1	279.9

Net income	22.8%	303.8%

For the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006
Net Sales
Net sales for the three-month period ended June 30, 2007 increased 20.3% to $95.6 million, compared to $79.4 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro and to a lesser extent, the strengthening of the British Pound, over the same quarter in the prior year had a favorable year-to-year impact on sales of $0.7 million. The increase in net sales was primarily the result of a 21.7% increase in total sales of breast aesthetic products to $84.5 million for the quarter from $69.4 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the United States and Canada during the third quarter of fiscal 2007. Due to this regulatory approval, during the first quarter of fiscal 2008, the U.S. augmentation market experienced a shift from saline-filled breast implants to our MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. We anticipate that our breast aesthetic sales in the remainder of fiscal 2008 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets, and incremental sales related to our acquisition of Perouse Plastie which was completed early in the second quarter of fiscal 2008. Net sales of body contouring products decreased 21.6% to $4.0 million for the quarter, from $5.1 million for the same period in the prior year due to the discontinued sale of certain low margin products. Other aesthetic products sales increased 44.4% to $7.0 million for the quarter, from $4.9 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006. We expect net sales in the range of $370 million to $385 million for the full fiscal year 2008.

Cost of Sales and Gross Profit
Gross profit increased $16.9 million to $74.3 million for the quarter from $57.4 million in the same prior year period. The gross profit percentage increased to 77.8% of net sales for the quarter compared to 72.2% for the same period in the prior year. The increase in gross profit percentage was primarily the result of lower warranty expenses charged to cost of sales as a result of a non-recurring adjustment of $2.9 million. Periodically we perform actuarial analyses of our historic claim experience on existing warranty liabilities to estimate appropriate reserves and make adjustments as needed. Gross profit was further benefited by the shift in domestic products from saline breast implants to our MemoryGel™ implants, which have a higher margin and selling price, and favorable manufacturing variances which were partially offset by inventory adjustments in our foreign offices. Also, in the first quarter of fiscal 2007, we recorded additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million. We believe that our gross profit as a percentage of net sales will be in the range of 73% to 75% for the full fiscal year 2008.
Selling, General and Administrative
Selling, general and administrative expenses increased to $36.0 million, or 37.7% of net sales, for the three months ended June 30, 2007, compared to $29.7 million, or 37.4% of net sales, in the same period in the prior year. The increase was primarily due to $3.6 million of higher compensation expense, including salaries and commissions. Other increases included higher consulting fees of $1.2 million, $0.9 million related to equity compensation and $1.0 million in higher promotional and other marketing expenses. Partially offsetting these increases was $1.8 million in severance costs incurred in the first quarter of fiscal 2007. We expect selling, general and administrative expenses to be in the range of 39% to 41% of net sales for the full fiscal year 2008.
Research and Development
Research and development expense was $10.3 million, or 10.8% of net sales, for the three months ended June 30, 2007, compared to the $7.9 million or 9.9% of net sales reported in the same period in the prior year. This change was primarily due to increases in development costs, including $2.1 million in combined expense related to our botulinum toxin project and our hyaluronic acid dermal filler development program with Genzyme. In addition, higher costs related to the requirements of the FDA post-approval conditions of $2.2 million were partly offset by a combined $1.7 million decrease in clinical study costs, partly due to the completion of certain prior year studies and a decrease in expenses related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007. We expect research and development expense to be in the range of 12% to 14% of net sales for the full fiscal year 2008.
Interest and Other Income and Expense
Interest expense was $1.5 million and $1.6 million for the three months ended June 30, 2007, and 2006, respectively. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income increased $1.7 million to $4.8 million for the three months ended June 30, 2007, compared to $3.1 million in the same period of the prior year, as a result of generally higher rates of interest.
Other income (expense) primarily includes gains or losses on sales of marketable securities and foreign currency gains or losses related to our foreign operations. Other income (expense) for the three month period ending June 30, 2007 was ($0.3) million as compared to $0.5 million for the same period in the prior year.

Income Taxes
Our effective tax rate for continuing operations for the three months ended June 30, 2007 was 29.9% compared to 28.0% for the same period in the prior year. The increase is primarily due to a shift of income among the various tax jurisdictions in which we do business towards those jurisdictions with higher effective tax rates, additional tax expense related to income in our international operations, and the accounting treatment of incentive stock options after the adoption of FAS 123(R). We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” during the quarter and there was no material impact as a result of the adoption.
Income and Earnings per Share from Continuing Operations
Income from continuing operations was $21.7 million and $15.7 million for the three months ended June 30, 2007 and 2006, respectively. This equates to $0.54 and $0.37 basic earnings per share and $0.48 and $0.33 diluted earnings per share for these same respective periods. We expect diluted earnings per share from continuing operations to be in the range of $1.40 to $1.45 for the full fiscal year 2008, assuming weighted average diluted shares outstanding of 42 million shares.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the three-month period ended June 30, 2007, we had a loss from discontinued operations, net of income taxes, of $60,000 compared to income from discontinued operations, net of income taxes, of $3.4 million for the three months ended June 30, 2006. For further details regarding discontinued operations, see Note P of the Notes to Consolidated Financial Statements.
Gain on Sale of Discontinued Operations, Net of Income Taxes
For the three months ended June 30, 2006, we recorded a net gain of $222.4 million after taxes and expenses related to the sale of our Urology Business. We received proceeds of approximately $458 million in cash and the benefit of certain foreign tax credits arising before the sale.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of June 30, 2007, we had cash, cash equivalents and short-term marketable securities of $291.2 million, a decrease of $196.6 million from $487.7 million as of March 31, 2007. The principal components of the decrease in cash, cash equivalents and marketable securities were cash outflows of $210.5 million for common shares repurchased under our share repurchase program, $8.5 million in dividends paid, $2.3 million in net purchases of marketable securities and $3.7 million used for net capital expenditures of continuing operations, offset by cash generated from operating activities of continuing operations of $24.5 million and proceeds of $1.2 million from the exercise of employee stock options, and stock purchases under our Employee Stock Purchase Plan.
During the first quarter of fiscal 2007 we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which was subject to customary post-closing adjustments and included non-cash consideration consisting of the value of the indemnification by Coloplast to Mentor related to certain foreign tax credits. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million was received from an unrelated third party. After income taxes and transaction related expenses, we expect net after tax proceeds from the sale to be approximately $318 million. We believe that existing funds, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, stock repurchases, and debt service requirements for the foreseeable future.

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

	June 30,	March 31,
(in thousands)	2007	2007
Cash and cash equivalents	$172,749	$371,525
Marketable debt securities	118,412	116,215

Total cash, cash equivalents and marketable debt securities	$291,161	$487,740

Percentage of total assets	56%	69%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Three Months Ended
	June 30,
(in thousands)	2007	2006
Net cash provided by continuing operating activities	$24,383	$11,956
Net cash provided by (used for) continuing investing activities	(6,025)	454,528
Net cash used for continuing financing activities	(217,672)	(93,215)
Net cash (used) provided by discontinued operations	(6)	2,113
Effect of currency exchange rates on cash and cash equivalents	544	(77)

Increase (decrease) in cash and cash equivalents	$(198,776)	$373,305

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $24.4 million and $12.0 million for the three months ended June 30, 2007 and 2006, respectively, was due in part to the net impact of non-cash adjustments to income from continuing operations. Non-cash adjustments primarily included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation and amortization and deferred income taxes. For the three month periods ended June 30, 2007 and 2006, operating cash flows were negatively impacted in the amount of $4.54 million and $9.7 million, respectively, by changes in working capital balances. The $9.7 million change in working capital for the first quarter of fiscal 2007 includes the impact of recording a $12.7 million short-term receivable from Coloplast. Our working capital was $333.4 million at June 30, 2007, and $524.6 million at March 31, 2007.
Cash Provided by (Used for) Investing Activities of Continuing Operations
Historically, cash used in investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles. For the three months ended June 30, 2007, total cash used in investing activities of continuing operations was $6.0 million, primarily related to capital expenditures of $3.7 million and net purchases of marketable securities of $2.3 million. For the three months ended June 30, 2006, total cash provided by investing activities of continuing operations was $454.5 million, which includes the proceeds from the sale of the urology business of $458.1 million. For the three months ended June 30, 2006, our net purchases of marketable securities totaled $2.2 million and our capital expenditures totaled $1.3 million. We anticipate our capital expenditures to total approximately $25 million to $30 million in fiscal 2008, as we will continue to make milestone payments under the Genzyme Agreement and continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, and production equipment.

Cash (Used) Provided by Discontinued Operations
Cash used by discontinued operations was approximately six thousand dollars for the three months ended June 30, 2007 and cash provided by discontinued operations was $2.1 million for the three months ended June 30, 2006.
Cash Used for Financing Activities of Continuing Operations
Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends, our stock repurchase program, and the net impact of our debt financing activities.
We have a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effect of our employee equity compensation. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of our repurchases is subject to market conditions, cash availability and terms of our 10b5-1 stock purchase plan. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. As of June 30, 2007, the Company has repurchased 4.1 million shares of our common stock under this Plan for a total purchase price of $166 million. Funds authorized for repurchase under this program have been exhausted.
On June 18, 2007, we entered into a second stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under a Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. The timing of repurchases is subject to market conditions, cash availability and the terms of the 10b5 Plan. As of June 30, 2007, the Company has repurchased 1.3 million shares of our common stock under the 10b5 Plan for a total purchase price of $52.7 million. Although 1.1 million shares remain authorized as of August 3, 2007, authorized funding for both 10b5 Plans has been exhausted. The repurchase program may be suspended or discontinued at any time.
Subsequent to the Company’s quarter-end, an additional $147.3 million was paid to repurchase 3.6 million shares under the 10b5 Plan, bringing the total repurchased shares to 8.7 million for $357.8 million in consideration since April 1, 2007.
In addition to the shares we repurchased under the Rule 10b5 Plans mentioned above, we reacquired an additional 4,937 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants.
On March 22, 2007, the Board of Directors declared a quarterly cash dividend payable on our common stock of $0.20 per share. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. At the current annual dividend rate of $0.80 per share, the aggregate annual dividend, based on 34.4 million shares outstanding, would be approximately $27.5 million.
We receive cash from the exercise of employee stock options and the employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $1.2 million and $2.8 million of cash in the three months ended June 30, 2007 and 2006, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.

Subsequent Event
Perouse Acquisition
On July 3, 2007, the Company completed the acquisition of all of the outstanding shares of Perouse Plastie SAS (“Perouse”), a medical device company based in Bornel, France. The Company acquired all of the shares of Perouse for a total enterprise value of 42 million Euros (approximately $56.5 million), including the assumption of approximately 3 million Euros in net debt. The purchase price remains subject to post-closing adjustments and indemnifications.
The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values. The valuation of goodwill and other intangibles is in process and once estimated, will be pending the results of appraisals, an audit and further financial analysis.
As a result of the Perouse acquisition and share repurchases since June 30, 2007, our cash and marketable securities have decreased substantially since that date.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. The Company has three standby letters of credit totaling $2 million outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 30, 2007, only $198 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business. Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement. The amendment also amended certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. On March 30, 2007 we entered into a second amendment to the credit agreement to set the maximum amount of cash dividends per share that the Company can declare or pay in any four consecutive quarters. The second amendment also increased the amount of our common shares and other equity interests we could repurchase. As of August 3, 2007, there were no borrowings outstanding under the Credit Agreement.
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
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the three months ended June 30, 2006, we repaid $4.5 million of this balance and had fully repaid the balance by December 31, 2006. Accordingly, $18.1 million was available under this facility at June 30, 2007.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 30, 2007, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries. These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.

At June 30, 2007, we had no short-term borrowings under any of our lines of credit. The total amount of additional borrowings available to us under all lines of credit was $216.1 million at June 30, 2007, and $216.5 million at March 31, 2007.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $29.079 and each $1,000 principal amount will be convertible into 34.3886 shares of common stock. Concurrent with the issuance of the convertible subordinated notes, we entered into convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.1453.
During the quarter, the market price condition was satisfied, giving holders of the notes the option to convert the notes into common shares at the aforementioned adjusted conversion price per share The warrant holder also has the right to purchase 5.1 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.1453 per share.
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
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 17, 2006, the U.S. Food and Drug Administration (“FDA”) approved for sale our MemoryGel™ silicone gel-filled breast implants with post-approval conditions. The post-approval conditions and other requirements associated with the FDA’s approval include the following: continuation of the Mentor Core Study through 10 years, physician training prior to accessing the device, a large post-approval study for 10 years, completion of additional device failure studies, focus group studies with patients on the format and content of the approved labeling, utilization of a formal informed decision process with patient labeling, cessation of new enrollment in the Mentor Adjunct Study, and implementation of device tracking.
Our compliance with these FDA-mandated post-approval conditions, including changes to our post-approval study protocol effective April 2007, is dependent upon the cooperation of physicians and patients. If we are unable to gain that cooperation, or if patients or physicians prefer to use the competitors’ products as a result of our post-approval study requirements, there may be an adverse effect on our ability to comply with the post-approval conditions. In addition, the existence of the post-approval study, including administrative burden and follow-up requirements, may adversely affect the acceptance and usage rates of our products. In connection with complying with the post-approval conditions, we could incur significant unanticipated expenses, including costs to gain physician and patient cooperation and costs of post-market patient monitoring and data collection activities, which would have a material adverse effect on our market share, sales and results of operations. In addition, if we are unable to comply with these post-approval conditions, the FDA may withdraw the approval of the PMA, and we would be unable to continue selling MemoryGel™ breast implants in the U.S., which would also have a material adverse effect on market share, revenue and results of operations. Further, our sales and results of operations could be affected if market conversion to silicone gel-filled breast implants from saline breast implants does not occur at the rate we anticipated.

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
The manufacture and sale of medical devices and biologics exposes us to significant risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. Our liability with regard to products includes liability related to certain products manufactured and/or sold by us prior to our business or product line divestitures. If a product liability claim or series of claims, including class action claims, is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Some manufacturers that suffered such claims in the past have been forced to cease operations and declare bankruptcy.
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
We are subject to substantial government regulation, which could have a material adverse effect on our business. Any delay or failure to gain regulatory approval for our products, or the ability of our competitors to get new products, which compete with our existing products, approved before us, could also materially adversely affect our business.
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

Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), our Puragen™ PMA, other hyaluronic acid dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer review and approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses (for example, in connection with post-market patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry by government agencies in this regard.
In addition, our competitors may have pending regulatory submissions for similar or superior products which may gain approval before our product applications, and any such approvals could have a material adverse effect on our business.
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
The medical device and biologics industries are highly competitive and are subject to significant and rapid technological change. We believe that our ability to develop or acquire new technologies and products is crucial to our success. We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and to maintain and improve our competitive position. Any significant delays in the above or termination or failure of our clinical trials or delays in our ability to timely respond to the FDA or other regulatory authorities inquiries, requirements and requests would materially and adversely affect our research, development, and commercialization timelines. We cannot guarantee that we will be successful in enhancing existing products or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.

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
In particular, we face competition from Allergan, Inc., which in March 2006 acquired Inamed Corporation, our then largest competitor in the U.S. for our breast aesthetics product line. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger company. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative sizes, some of the smaller competitors have strong market positions in their home markets, which increases the challenges associated with maintaining and growing our international business. Within the U.S., we compete with Allergan, and another company has publicly stated that it will have FDA approval of competitive products in the near future.
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
We have implemented multiple information technology systems throughout our operations, including an enterprise resource planning system which is our primary business management system, and are constantly in the process of upgrading these systems to current version releases. We intend to continue to implement these systems, as appropriate, for all of our businesses worldwide. Many other companies have had severe problems with computer system implementations. With regard to all of our information technology system implementations and upgrades, we use controlled project plans, and we believe we have assigned adequate staffing and other resources to the projects to ensure its successful integration; however, there is no assurance that the system designs will meet our current and future business needs or that they will operate as designed. We are heavily dependent on such information technology systems, and any failure or delay in the system implementation or upgrades would cause a substantial interruption to our business, may create additional expense, and could adversely affect sales, customer relations and results of operations.
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
For example, in July 2007, we completed the acquisition of Perouse Plastie SAS, a medical device company based in Bornel, France. Risks and uncertainties relating to the Perouse acquisition that may adversely affect our future sales and results of operations include that the businesses of Mentor and Perouse may not be integrated successfully, that anticipated synergies may not be fully realized or may take longer to be realized than expected and possible disruption of the Perouse business, including with customers, employees, suppliers or third parties.

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
Coloplast has agreed to indemnify us for the availability of up to $7.1 million of certain tax credits; however, we cannot be sure that we will be able to utilize those tax credits before they expire due to any number of factors including, but not limited to, changes in ownership in excess of the applicable tax rules, sufficient income in the jurisdictions in which we have the credits, and other possible reasons the tax credits might be disallowed. If the foreign tax credits are disallowed and we are not able to recover from Coloplast, we may not be able to realize the full amount, or any, of those tax credits.
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
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our current or future technologies of our existing operations or those current technologies of our discontinued operations, may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation we may face expensive litigation, damages, or indemnification obligations and may be prevented from selling existing products and pursuing product development or commercialization.
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
In the U.S., each of our domestic manufacturing facilities is subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies. For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes. In our Wisconsin operations, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase. Prior to the June 2, 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103. We may have continuing liability for any violations that arose prior to the Coloplast transaction.

In Europe, each of our manufacturing facilities is subject to regulation by country-specific environmental protection agencies. For example, in Leiden, as a result of some of the chemicals and other materials used in our manufacturing processes, we are subject to regulation by Dutch law on environmental control and the Dutch emission guidelines (“NeR”) that regulate the exhaust of certain chemicals and hazardous waste regulations. In our Scottish facility, we are subject to regulation by the Scottish Environmental Protection Agency (SEPA). In France, we are subject to regulation by the Ministry of Environment, and in Mauritius we are subject to various environmental laws, including the Environmental Protection Act 2002.
Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture products and may have a significant negative impact on sales and results of operations.
If our shareholders approve a proposal to amend our Restated Articles of Incorporation at the Annual Meeting to be held on September 17, 2007, our Board would have the authority to issue “blank check” preferred stock. The issuance of “blank check” preferred stock could adversely affect the market price and the rights and powers, including voting rights, of our common stock, and decrease the amount of earnings and assets allocable to or available for distribution to holders of our common stock.
Our Board of Directors has unanimously approved a proposal to amend our Restated Articles of Incorporation to increase the total number of shares of authorized capital stock and to provide for the issuance of preferred stock in one or more series, with rights, preferences and privileges and restrictions to be determined by the Board in its discretion (the “Amendment”). The Board has recommended that this proposal be presented to our shareholders for approval at the Annual Meeting of Shareholders to be held on September 17, 2007.
Our authorized capital currently consists of 150,000,000 shares of capital stock, all of which are designated common stock, par value $0.10 per share. As of June 30, 2007, we had 37,337,673 shares of common stock issued and outstanding.
If the shareholders approve the proposal at the Annual Meeting, we will:
•	increase the total number of authorized shares of our capital stock to 175,000,000 shares; and

•	create a class of “blank check” preferred stock, par value $0.01 per share, consisting of 25,000,000 shares.
The proposed Amendment would increase the number of authorized shares of our capital stock to 175,000,000 shares from 150,000,000 shares. We would continue to have 150,000,000 shares of common stock authorized and available for issuance. The remaining 25,000,000 shares would be designated as preferred stock, $0.01 par value per share. This increase is primarily designed to permit us to issue preferred stock which could be or become convertible into common stock, which may be perceived as having a protective effect on our existing shareholders and having the effect of deterring unsolicited or hostile takeover attempts. We have no current plans to issue such stock, nor are we aware of any proposed takeover of us or other transaction that could propel us to consider such issuance. Rather, this proposal is designed to provide our Board of Directors with the flexibility to issue such preferred stock, should they, at some time in the future, determine that such measures are necessary or desirable.
Although the increase in the authorized number of shares of our capital stock, will not, in and of itself, have any immediate effect on the rights of our shareholders, and we do not at present expect to issue additional shares of our capital stock other than pursuant to our equity incentive plans, any future issuance could affect our shareholders in a number of respects. If we issue preferred stock convertible into common stock or other securities that have rights, preferences and privileges senior to those of our common stock, the holders of our common stock may suffer significant dilution. In addition, the issuance of any shares of the newly authorized preferred stock, including preferred stock convertible into common stock, could adversely affect the market price of our common stock.

The term “blank check” preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the board of directors of a company. The proposed Amendment to our Restated Articles of Incorporation would permit our Board of Directors to authorize the creation and issuance of up to 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board of Directors, without requiring any further authorization by or notice to our shareholders. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock.
The Amendment would enable our Board of Directors to issue preferred stock in connection with such activities as public or private offerings of shares for cash, acquisitions of other companies and other financing opportunities. We do not have any current plans, commitments, arrangements or agreements, written or otherwise, to issue or designate any of the blank check preferred stock to be authorized by the amendment.
Our Board of Directors may also choose to consider adopting a shareholder rights plan, or “poison pill,” as an anti-takeover defense at some future point. Shareholder rights plans involve the issuance to common shareholders of a right to purchase shares of convertible preferred stock under certain circumstances. In order to implement such a plan, the Board of Directors must have the ability to create and issue a class of preferred stock with certain terms and we must also have available sufficient shares of common stock to effect the conversion. A future issuance of blank check preferred stock and/or the subsequent adoption of a shareholder rights plan (which would then be possible) could prevent or deter the acquisition by a third party, especially if the transaction was not previously approved by our Board of Directors. Our shareholders will be solely reliant upon the business judgment of our Board of Directors regarding the various terms and conditions which may be ascribed to any series of preferred stock created in the future. Moreover, the ability to designate and issue new series of blank check preferred stock without additional shareholder action or vote deprives shareholders of notice that such actions are being considered and of providing input in the process.
Changes in financial accounting standards may cause adverse unexpected revenue or expense fluctuations and affect our reported results of operations.
New or recently adopted accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred and may occur in the future. Changes to existing rules or current practices, such as FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which we adopted as of April 1, 2007, may adversely affect our reported financial results and require restatement of previously issued results for retroactive application of the new accounting standard.
Our operating results may fluctuate substantially, and could precipitate unexpected movement in the price of our common stock and convertible notes.
Our common stock trades on the New York Stock Exchange under the symbol “MNT.” On June 29, 2007, the closing price of our common stock on the New York Stock Exchange was $40.68 per share. On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes (“notes”) due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.0444 per share and are subordinated to all existing and future senior debt. The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $39.0982 per share at the current warrant strike price). In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions. Such hedging arrangements could adversely affect the market price of our common stock. In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
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
On June 16, 2006 we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. The 10b5 Plan will terminate on August 10, 2007, unless terminated earlier pursuant to the plan. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5 million shares. The timing of purchases and the exact number of shares to be purchased depends on market conditions. As of June 30, 2007, 4.1 million shares of our common stock had been purchased under the 10b5 Plan for a total purchase price of $166 million. The repurchase program and the 10b5 Plan may be suspended or discontinued at any time. On March 30, 2007, we amended our Credit Agreement again to allow for the repurchase of up to $400 million of our common stock after March 30, 2007. The table below sets forth certain share repurchase information for the quarter ended June 30, 2007.
On June 18, 2007 we entered into a new stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5 million shares. The timing of purchases and the exact number of shares to be purchased depends on market conditions. As of June 30, 2007, 1.9 million shares of our common stock had been purchased under this 10b5 Plan for a total purchase price of $52.7 million. The repurchase program and the 10b5 Plan may be suspended or discontinued at any time.

The table below sets forth certain share repurchase information for the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES (1) (2) (3)
				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
(in thousands	of Shares		Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs
April 1 — April 30, 2007	573		$40.24	573	4,237
May 1 — May 31, 2007	2,367		40.37	2,367	1,870
June 1 — June 30, 2007	2,238	(4)	41.16	2,238	4,632

Total	5,178		$40.69	5,178

(1)	During the period, 5.2 million shares were purchased under the 10b5 Plan.

(2)	In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program. The initial authorization was for the repurchase of up to one million shares. Subsequently, the Board of Directors has authorized the repurchase of an additional 31.0 million shares, including 5.0 million, 1.7 million and 5.0 million shares in June 2007, June 2006 and March 2006, respectively. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

(3)	We have not set a date for the stock repurchase program to expire.

(4)	Balance includes approximately five thousand shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.
Item 4. — Submission of Matters to a Vote of Security Holders
None.
Item 5. — Other Information
None.

Item 6. Exhibits

2.1	Revised Binding Offer Letter from Coloplast A/S regarding purchase of Mentor Urology Business dated May 5, 2006 Including Appendix A — Incorporated by reference to Exhibit 2.2 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.2	Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.3 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.3	Listing Schedules for Purchase Agreement between Coloplast A/S and Mentor Corporation dated May 17, 2006 — Incorporated by reference to Exhibit 2.4 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

2.4	Side Letter Agreement Between Coloplast A/S and Mentor Corporation dated June 2, 2006 — Incorporated by reference to Exhibit 2.5 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

3.1	Composite Restated Articles of Incorporation of the Company dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amended and Restated Bylaws of Mentor Corporation dated September 14, 2005 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Amendment to Employment Arrangement with Edward S. Northup dated July 19, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MENTOR CORPORATION
(Registrant)

MENTOR CORPORATION
DATE: August 7, 2007	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

DATE: August 7, 2007	/s/LOREN L. MCFARLAND
Loren L. McFarland
Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to Employment Arrangement with Edward S. Northup dated July 19, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
* Management contract or compensatory plan or arrangement.