Form 10-Q
period 2007-09-30
MENTOR CORP /MN/
filed 2007-11-07
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2007 there were approximately 33,943,802 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands)	2007	2007
Assets
Current assets:
Cash and cash equivalents	$62,213	$371,525
Marketable securities	39,627	116,215
Accounts receivable, net	71,304	65,419
Inventories	46,576	38,073
Deferred income taxes	30,421	25,892
Prepaid income taxes	11,426	13,495
Prepaid expenses and other	9,021	6,761

Total current assets	270,588	637,380

Property and equipment, net	44,216	34,683
Intangible assets, net	33,711	15,963
Goodwill, net	44,596	12,644
Other assets	4,727	9,098

Total assets	$397,838	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
(in thousands, except share data)	2007	2007
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$39,400	$32,147
Sales returns	16,006	18,590
Accrued compensation	15,405	14,022
Deferred revenue	12,591	11,863
Dividends payable	6,785	8,481
Product liability reserves	7,091	6,555
Short-term debt	1,052	—
Warranty reserve	2,257	2,989
Interest payable	1,031	1,031
Accrued royalties	216	230
Other	14,397	16,823

Total current liabilities	116,231	112,731

Long-term accrued liabilities	14,415	12,169
Convertible subordinated notes	150,000	150,000
Other long-term debt	2,857	—
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized — 150,000,000 shares; issued and outstanding 33,926,548 shares at September 30, 2007; 42,400,483 shares at March 31, 2007;	3,393	4,240
Accumulated other comprehensive income	19,236	11,342
Retained earnings	91,706	419,286

Total shareholders’ equity	114,335	434,868

Total liabilities and shareholders’ equity	$397,838	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended September 30, 2007 and 2006
(Unaudited)

(in thousands, except per share data)	2007	2006
Net sales	$85,390	$66,908

Cost of sales	25,480	18,521

Gross profit	59,910	48,387

Selling, general, and administrative	33,397	28,725
Research and development	12,203	8,993

	45,600	37,718

Operating income from continuing operations	14,310	10,669

Interest expense	(1,447)	(1,649)
Interest income	1,373	6,823
Other income (expense), net	(675)	237

Income from continuing operations before income taxes	13,561	16,080

Income taxes	3,532	5,257

Income from continuing operations	10,029	10,823

Loss from discontinued operations, net of tax benefit of ($25) and ($575), respectively	(46)	(922)
Loss on sale of discontinued operations, net of taxes of ($26) and ($116)	(65)	(180)

Net income	$9,918	$9,721

Basic earnings (loss) per share
Continuing operations	$0.29	$0.26
Discontinued operations	—	(0.03)
Basic earnings per share	0.29	0.24

Diluted earnings (loss) per share
Continuing operations	$0.27	$0.24
Discontinued operations	—	(0.03)
Diluted earnings per share	0.26	0.22

Dividends per share	$0.20	$0.18

Weighted average shares outstanding
Basic	34,044	41,360
Diluted	40,683	48,546
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Six Months Ended September 30, 2007 and 2006
(Unaudited)

(in thousands, except per share data)	2007	2006
Net sales	$180,954	$146,345

Cost of sales	46,704	40,566

Gross profit	134,250	105,779

Selling, general, and administrative	69,442	58,436
Research and development	22,517	16,874

	91,959	75,310

Operating income from continuing operations	42,291	30,469

Interest expense	(2,911)	(3,281)
Interest income	6,147	9,887
Other income (expense), net	(969)	775

Income from continuing operations before income taxes	44,558	37,850

Income taxes	12,785	11,353

Income from continuing operations	31,773	26,497

Income (loss) from discontinued operations, net of tax (benefit) expense of ($58) and $3,356, respectively	(105)	2,444
Gain (loss) on sale of discontinued operations, net of taxes of ($5) and $138,355	(12)	222,182

Net income	$31,656	$251,123

Basic earnings per share
Continuing operations	$0.85	$0.63
Discontinued operations	—	5.36
Basic earnings per share	0.85	6.00

Diluted earnings per share
Continuing operations	$0.76	$0.58
Discontinued operations	—	4.60
Diluted earnings per share	0.76	5.18

Dividends per share	$0.40	$0.36

Weighted average shares outstanding
Basic	37,237	41,883
Diluted	43,803	48,824
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Operating Activities:
Income from continuing operations	$31,773	$26,497
Adjustments to derive cash flows from continuing operating activities:
Depreciation	3,822	3,740
Amortization	2,326	1,189
Deferred income taxes	(3,705)	4,272
Non-cash compensation	5,877	5,182
Tax benefit from exercise of stock options	1,949	7,345
Excess tax benefits from equity compensation	(407)	—
Loss on sale of assets	26	83
Loss (gain) on long-term marketable securities, net	(14)	101
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(1,719)	4,484
Inventories	2,498	1,193
Other current assets	(604)	53
Accounts payable and accrued liabilities	2,417	5,982
Income taxes payable	—	(5,323)

Net cash provided by continuing operating activities	44,239	54,798
Net cash used for discontinued operating activities	(117)	(66,354)

Net cash provided by (used for) operating activities	44,122	(11,556)

Investing Activities:
Purchases of property and equipment	(7,715)	(2,588)
Purchases of intangibles	—	(3,505)
Purchases of marketable securities	(36,165)	(35,336)
Sales of marketable securities	112,260	26,779
Acquisition, net of cash acquired	(53,407)	—
Proceeds from the sale of the urology business	—	458,066
Other, net	—	3

Net cash provided by continuing investing activities	14,973	443,419
Net cash used for discontinued investing activities	—	(50)

Net cash provided by investing activities	14,973	443,369

Financing Activities:
Repurchase of common stock	(357,771)	(84,000)
Proceeds from exercise of stock options and ESPP	4,162	15,996
Excess tax benefits from equity compensation	407	—
Dividends paid	(15,995)	(15,241)
Repayments under line of credit agreements	(188)	(9,000)

Net cash used for continuing financing activities	(369,385)	(92,245)

Net cash used for financing activities	(369,385)	(92,245)

Effect of currency exchange rates of continuing operations	978	7
Effect of currency exchange rates of discontinued operations	—	(120)

(Decrease) increase in cash and cash equivalents	(309,312)	339,455
Cash and cash equivalents at beginning of year	371,525	98,713

Cash and cash equivalents at end of period	$62,213	$438,168

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
Note A — Business Activity
Mentor Corporation was incorporated in April 1969. Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. The Company develops, manufactures, licenses and markets a range of products serving the aesthetic medical market, including plastic and reconstructive surgery. Historically, the Company’s products had been utilized by three primary segments: aesthetic and general surgery (plastic and reconstructive surgery), surgical urology, and clinical and consumer healthcare. Aesthetic and general surgery products include surgically implantable breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. On June 2, 2006, the Company completed a transaction for the sale of its surgical urology and clinical and consumer healthcare businesses (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). The surgical urology products included surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer. The clinical and consumer healthcare products included catheters and other products for the management of urinary incontinence and retention.
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
Basis of Presentation
The financial information for the three and six months ended September 30, 2007 and 2006 is unaudited, but includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period. Interim results are not necessarily indicative of results for the full fiscal year.
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

The Company has current and long term deferred revenue, which include funds received in connection with purchases of the Company’s Enhanced Advantage Limited Warranty program for breast implants. The fees received in connection with the Enhanced Advantage Limited Warranty are deferred and recognized evenly over the life of the warranty term.
Warranty Reserves
The Company offers limited warranty coverage on some of its products (see Note G for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and raw material suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, additional adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. The Company’s warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. The Company has also established additional reserves, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by the Company’s overall risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, product liability costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect the Company’s operating results in future periods.
Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of September 30, 2007, these plans have instruments outstanding that might require the issuance of 4.7 million shares of common stock to our employees. Stock-based awards under the Company’s employee compensation plans are made with authorized, but unissued, shares reserved for this purpose.
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

Effects of Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.
In June 2006, FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented. Taxes within the scope of EITF No. 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of EITF No. 06-03. The Company adopted the provisions of EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not result in a change to the Company’s accounting policy or have an effect on the Company’s consolidated financial statements and the Company continues to report taxes collected from customers on a net presentation basis after the adoption of EITF No. 06-03.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company as of April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of April 1, 2007, the gross amount of the Company’s liabilities for unrecognized tax benefits (“UTBs”) was approximately $4.6 million and accrued interest related to these UTBs totaled approximately $0.6 million. Virtually all of this balance of $4.6 million of UTBs (net of the federal benefit on state taxes), if recognized, would affect the Company’s annual effective tax rate. The cumulative effect of applying the recognition and measurement provisions upon adoption of FIN 48 was not material. FIN 48 also provides guidance on the balance sheet classification of liabilities for UTBs as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, the Company reclassified approximately $1.4 million and $3.8 million of UTBs from prepaid income taxes payable to current and non-current liabilities, respectively. Interest and penalties related to UTBs are classified as a component of our provision for income taxes.
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
Note C — Interim Reporting
The Company’s three quarterly interim reporting periods are each thirteen-week periods ending on the Friday nearest the end of the third calendar month of each calendar quarter. The fiscal year end remains March 31st. To facilitate ease of presentation, each interim period is shown as if it ended on the last day of the appropriate calendar month. The actual dates for each of the three interim quarter ends are shown below:

	Fiscal 2008	Fiscal 2007
First Quarter	June 29, 2007	June 30, 2006
Second Quarter	September 28, 2007	September 29, 2006
Third Quarter	December 28, 2007	December 29, 2006
The accompanying unaudited consolidated financial statements for the three and six months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified or restated to conform to the current period presentation. Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year.
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
The Company considers its marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are reported at fair market value. Realized gains and losses, and declines in value considered to be other than temporary, are included in income. The cost of securities sold is based on the specific identification method. Unrealized gains and losses are excluded from income, and are reported as a net amount in Accumulated Other Comprehensive Income in Shareholders’ Equity. The Company’s short-term marketable securities consist primarily of state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment-grade corporate obligations, including commercial paper.

Available-for-sale investments at September 30, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$54,276	$—	$—	$54,276
Money market funds	7,937	—	—	7,937
U.S. Government and agency obligations	25,012	22	—	25,034
State and Municipal agency obligations	14,311	1	(1)	14,311
Corporate debt securities	282	—	—	282

Total available-for-sale investments	$101,818	$23	$(1)	$101,840

Included in cash and cash equivalents	$62,213	$—	$—	$62,213
Included in current marketable securities	39,605	23	(1)	39,627

Total available-for-sale investments	$101,818	$23	$(1)	$101,840

Available-for-sale investments at March 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$146,552	$—	$—	$146,552
Money market funds	224,973	—	—	224,973
U.S. Government and agency obligations	23,923	34	(3)	23,954
State and Municipal agency obligations	92,261	1	(1)	92,261

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Included in cash and cash equivalents	$371,525	$—	$—	$371,525
Included in current marketable securities	116,184	35	(4)	116,215

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Our debt securities include U.S. Government and Agency obligations and Corporate debt with maturities within one year and highly liquid variable rate State and Municipal Agency obligations with maturities greater than ten years.
Fair Values of Financial Instruments
The fair value of available-for-sale investments is based on quoted market prices. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these financial instruments.
Note E — Inventories
Inventories are stated at the lower of cost or market, under which cost is determined by the first-in, first-out (“FIFO”) method. In the case of inventory acquired in an acquisition, inventory is valued at fair value. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2007 and March 31, 2007 consisted of:

(in thousands)	September 30	March 31
Raw materials	$7,229	$5,924
Work in process	6,822	4,961
Finished goods on consignment	16,102	13,402
Finished goods	16,423	13,786

	$46,576	$38,073

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
Property and equipment at September 30, 2007 and March 31, 2007 consisted of:

(in thousands)	September 30	March 31
Land	$186	$55
Buildings	12,477	10,853
Leasehold improvements	23,628	23,099
Furniture, fixtures and equipment	64,468	59,708
Construction in progress	10,946	4,217

	111,705	97,932
Less accumulated depreciation and amortization	(67,489)	(63,249)

	$44,216	$34,683

Note G — Product Warranties
The Company offers two types of limited warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, the Company began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007 in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, the Company recorded an adjustment reducing its domestic warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties. In addition, the Company recorded an additional adjustment of $0.3 million in the second quarter of fiscal 2008 relating to pre-existing warranties for our international warranty programs.

Information on changes in the Company’s accrued product warranty reserves is as follows:

	Six Months Ended
	September 30,
(in thousands)	2007	2006
Beginning warranty reserves	$14,307	$13,603
Costs of warranty claims	(1,338)	(1,756)
Accruals for product warranties	2,122	2,635
Adjustments made to accruals related to pre-existing warranties	(3,166)	—

Ending warranty reserves	$11,925	$14,482

The total warranty reserve of $11.9 million as of September 30, 2007 is made up of a current portion of $2.3 million included in current liabilities and a long-term portion of $9.6 million included in “Long-term accrued liabilities” on the Consolidated Balance Sheet.
Note H — Comprehensive Income
Comprehensive income is net income adjusted for changes in the value of derivative financial instruments, unrealized gains and losses on marketable securities and foreign currency translation.
Comprehensive income for the three and six month periods ended September 30, 2007 and 2006 was:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income	$9,918	$9,721	$31,656	$251,123
Foreign currency translation adjustment	6,234	622	7,908	(8,146)
Unrealized (gains) losses on marketable securities and investment activities, net	26	40	(14)	101

Comprehensive income	$16,178	$10,383	$39,550	$243,078

Note I — Income Taxes
The provision for income taxes for the second quarter of fiscal 2008 and 2007 was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.” The effective income tax rate was 26.0% and 32.7% for the three months ended September 30, 2007 and 2006, respectively. The effective rate for the three months ended September 2006 was unusually high as the federal government had not yet approved the extension of the tax credits for research and development activities. Legislation for these credits has since been re-enacted and, as a result, has reduced the rate. In addition, lower rates on the Company’s international operations were partially offset by reductions in tax-exempt interest income and amounts provided for under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effect of applying the recognition and measurement provisions upon the adoption of FIN 48 was not material. As of adoption, the Company believed that it was reasonably possible that our liabilities for unrecognized tax benefits recorded under FIN 48 could decrease by $0.6 million to $1.6 million within the succeeding twelve month period due to potential tax settlements and resolution of tax issues and examinations. As of September 30, 2007, the Company believes that it is reasonably possible that our liabilities for unrecognized tax benefits recorded under FIN 48 could decrease by $0.4 million to $1.4 million within the next twelve months due to potential tax settlements and resolution of tax issues and examinations. The Company is no longer subject to U.S. federal income tax examinations for years ending on or before March 31, 2003 or to California state income tax examinations for years ending on or before March 31, 2003.

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
Note J — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income from continuing operations: as reported	$10,029	$10,823	$31,773	$26,497
Add back after tax interest expense on convertible notes	802	802	1,604	1,604

Net income from continuing operations for numerator of diluted earnings per share	$10,831	$11,625	$33,377	$28,101

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss) from discontinued operations	$(111)	$(1,102)	$(117)	$224,626

Net income: as reported	9,918	9,721	31,656	251,123
Add back after tax interest expense on convertible notes	802	802	1,604	1,604

Net income for numerator of diluted earnings per share	$10,720	$10,523	$33,260	$252,727

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Weighted average outstanding shares: basic	34,044	41,360	37,237	41,883
Restricted grants	292	153	289	76
Shares issuable through exercise of stock options	659	1,114	669	1,163
Shares issuable through convertible notes	5,170	5,150	5,167	5,148
Shares issuable through warrants	518	769	441	554

Weighted average outstanding shares: diluted	40,683	48,546	43,803	48,824

Basic earnings (loss) per share
Continuing operations	$0.29	$0.26	$0.85	$0.63
Discontinued operations	$—	$(0.03)	$—	$5.36
Basic earnings per share	$0.29	$0.24	$0.85	$6.00

Diluted earnings (loss) per share
Continuing operations	$0.27	$0.24	$0.76	$0.58
Discontinued operations	$—	$(0.03)	$—	$4.60
Diluted earnings per share	$0.26	$0.22	$0.76	$5.18

Employee stock options, restricted shares and performance stock units
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three month period ended September 30, 2007 and September 30, 2006, was approximately 0.5 million and 2.1 million shares, respectively, and was 0.4 million and 2.2 million shares for the six month period ended September 30, 2007 and September 30, 2006, respectively. This calculation is performed on an instrument-by-instrument basis.
Convertible subordinated notes and warrants
The terms of the Company’s convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds the 120% conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described in Note M — Long Term Debt. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.2 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described in Note M, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $39.05. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended September 30, 2007 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 1.1 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended September 30, 2007 exceeded the $39.05 conversion price of the warrants. The impact of these warrants was that approximately 0.5 million shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended September 30, 2007.
Note K — Stock Options, Restricted Stock and Employee Stock Purchase Plan
Employee Stock Purchase Plan
On September 14, 2005, the Company’s Board of Directors approved an Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to assist the Company in securing and retaining its U.S.-based employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company’s common stock at an initial discount of 5% from the fair market value of its shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company’s success.

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
The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of September 30, 2007, approximately 4,000 shares have been sold under the plan.
The Company’s Long-Term Incentive Plans
The company has two plans under which equity awards have been issued, the 1991 Plan and the Amended 2000 Long-Term Incentive Plan. The latter was amended and restated by shareholder approval in September 2005 and is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan, and was further amended in November 2005 and September 2006 (as amended, the “2005 Plan”). These amendments resulted in an increase in the number of shares of the Company’s common stock available for award grants under the plan by 1,600,000 with the new aggregate share limit for the 2005 Plan at 7,600,000 shares.
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
On August 9, 2007, the Board of Directors (the “Board”) of Mentor Corporation approved the 2007 Strategic Equity Incentive Plan (the “Sub-Plan”) under the 2005 Plan. The Board’s objective in establishing the Sub-Plan was to create a long-term incentive plan for the Company’s top 40 executives and senior managers, including the Company’s executive officers, designed to reward the participants for achieving superior financial results for the Company over a period of approximately four fiscal years.
The Sub-Plan provides for the grants of nonqualified stock options to key employees of the Company. The exercise price for the shares subject to the options was set at a premium to the closing trading price of the Company’s common stock as reported by the New York Stock Exchange on the date of grant. The shares subject to the options will vest subject to the attainment of specified earnings per share (“EPS”) targets over the second half of fiscal 2008 and the full fiscal years 2009, 2010 and 2011. The vesting percentages are disproportionately skewed to the achievement of the EPS targets in fiscal years 2010 and 2011, and the EPS targets represent compounded growth rates that are in excess of recent EPS growth rates for the Company.

Restricted Stock
On October 5, 2005, the Compensation Committee of the Board of Directors of the Company granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the “Restricted Stock”) to the Company’s executive and other officers, and to members of the Board of Directors. Similarly, 209,960 restricted shares were granted during fiscal year ended March 31, 2007. Ten thousand restricted shares were granted in the three and six months ended September 30, 2007. The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the award date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service. Stock compensation expense is recognized over the 5-year vesting period of the Restricted Stock grants.
The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the six months ended September 30, 2007 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2007	346	$47.71
Granted	10
Restrictions lapsed	(35)
Forfeited	(7)

Nonvested at September 30, 2007	314	$48.11

Options
The Company has granted options to purchase shares of the Company’s common stock to key employees and non-employee directors under its 2005 Plan and 1991 Plan. With the exception of options issued under the Sub-Plan described above, options granted under both plans are generally exercisable in four equal annual installments beginning one year from the date of grant, and expire ten years from the date of grant. Options are granted with an exercise price equal to the fair market value on the date of grant.
Options issued under the Sub-Plan are exercisable, subject to the attainment of EPS targets, disproportionately over forty-two months and expire seven years from the date of grant. They were issued with an exercise price at a premium to the fair market value on the date of grant. Activity in the stock option plans during the six months ended September 30, 2007 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance outstanding at March 31, 2007	2,261	$28.13
Granted	2,430	49.18
Exercised	(270)	18.54
Forfeited/expired	(46)	37.02

Balance outstanding at September 30, 2007	4,375	$40.32	7.00	$34,422

Exercisable at September 30, 2007	1,298	$24.04	6.89	$28,570

At September 30, 2007, the 2005 Plan had options for 4.1 million shares granted and outstanding, and 0.5 million shares available for grant. The 1991 Plan had options for 0.3 million shares granted and outstanding at September 30, 2007. No additional options can be granted under the 1991 Plan.

The weighted-average fair value of stock options granted was $12.44 and $14.00 per share for the six months ended September 30, 2007 and 2006, respectively. There were 2.4 million and 0.2 million stock options granted during the six months ended September 30, 2007 and 2006, respectively. These values were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	September 30,	September 30,
	2007	2006
Risk-free interest rate	4.20%	5.22%
Expected life (in years)	5.06	4.94
Expected volatility	33.72%	36.00%
Expected dividend yield	1.80%	1.30%
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of September 30, 2007. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The Fair Value of the PSU’s at the date of grant was determined using a Monte Carlo Simulation Model.
Information regarding our Performance Stock Units during the six months ended September 30, 2007 is as follows, assuming the maximum distribution under the plan:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2007	307	$6,520
Forfeited	(5)	(103)

Nonvested at September 30, 2007	302	$6,417

The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Stock options	$775	$1,299	$1,736	$2,770
Restricted stock	1,305	1,005	3,003	1,718
Performance units	555	654	1,138	694

Total stock-based compensation expense, pre-tax	2,635	2,958	5,877	5,182
Tax benefit from stock-based compensation expense	(875)	(877)	(1,978)	(1,384)

Total stock-based compensation expense, net of tax	$1,760	$2,081	$3,899	$3,798

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three and six months ended September 30, 2007 was minor.
As of September 30, 2007, there was $45 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units. That cost is expected to be recognized over a weighted-average period of 2.6 years. The Company will recognize the total compensation cost on a straight-line basis over the service period of each vesting tranche, assuming EPS targets are met.
Note L — Share Repurchase Program
The Company has a stock repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effects of our employee equity compensation programs and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”.
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of the Company’s common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (“10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. The Company repurchased 4.1 million shares of its common stock for a total purchase price of $166 million, and this 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, the Company entered into a second stock purchase plan (“2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. The Company repurchased 4.8 million shares of its common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 1.1 million shares remain authorized as of November 2, 2007, authorized funding for the 2007 10b5 Plan has been exhausted.
In addition to the shares repurchased under the two 10b5 Plans mentioned above, the Company acquired an additional 5,586 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the six month period ending September 30, 2007.

As of September 30, 2007, approximately 1.1 million shares remained authorized by the Company’s Board of Directors for future repurchase under the Company’s stock repurchase program. All shares previously repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and to the terms of any 10b5 Plan in place at that time. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased. The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006 and further amended on March 30, 2007.
The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $42 million as of September 30, 2007. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note N — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s decision to increase its per share dividend to an amount greater than $0.15 per share per quarter, the conversion price has been adjusted to $29.0120, and each $1,000 principal amount was convertible into 34.47 shares of common stock as of September 30, 2007.
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

Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $39.0546. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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
On July 2, 2007, the Company acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. The debt consists primarily of installment loans with an average term of 8 years and a weighted average interest rate of 3.9%. Approximately €0.2 million was repaid in the three months ended September 30, 2007, leaving €2.8 million or approximately $3.9 million, of which $2.9 million is considered long term. The loans may be repaid at any time, subject to certain notice requirements of the lenders. See Note S for discussion of this acquisition.
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

On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has three standby letters of credit totaling $0.8 million outstanding which are secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 30, 2007, only $199 million was available for borrowings.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of September 30, 2007, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.
Other Financing
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of September 30, 2007, there was no outstanding balance under this credit facility, and accordingly, $18.6 million was available for borrowing.
Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts are fixed for the term of the advance. Borrowings by Mentor BV under the Facility are guaranteed by Mentor’s wholly-owned subsidiary, Mentor Medical Systems CV through a Joint and Several Debtorship agreement. In addition, borrowings under the Facility are secured by certain real estate owned by Mentor BV.

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of September 30, 2007, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV is obligated to pay, over the 10-year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At September 30, 2007, there was approximately $1.1 million in short term borrowings outstanding. A total of $217.8 million was available under all lines of credit at September 30, 2007, and approximately $216.5 million was available under all lines of credit at March 31, 2007.
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
Note P — Discontinued Operations
In October 2005, the Company announced that it was evaluating strategic alternatives for its urology business that would both enhance shareholder value and enable the Company to focus more fully on its aesthetics business. On May 17, 2006 the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that the Company expects to realize. The sale was completed on June 2, 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities related to this transaction were segregated from continuing operations and were reported as assets and liabilities of discontinued operations in the consolidated balance sheets. In addition, operations associated with these segments and other former businesses have been classified as income from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash used in discontinued operations for the six months ended September 30, 2007 and 2006, was $0.1 million and $66.4 million, respectively.
Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006, which represents the period prior to the sale. Income (loss) before income taxes from discontinued operations was ($0.1) million and $366.3 million (including a pre-tax gain of $360.5 million on the sale of our Urology Business) for the six months ending September 30, 2007 and 2006, respectively.

Note Q — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $0.6 million and $0.5 million for the six month periods ending September 30, 2007 and 2006, respectively.
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
The Company carries product liability insurance on all its products. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $2.9 million and $2.7 million at September 30, 2007 and March 31, 2007, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves of $4.2 million and $3.8 million at September 30, 2007 and March 31, 2007, respectively, through its wholly-owned captive insurance company based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.
In addition, the Company also offers limited warranty coverage on some of its products (see Note G for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component and raw material suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems. Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.
In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these current proceedings will have a material adverse effect on the Company.
The Company has also agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of the Company’s Urology Business. Generally, the Company has retained responsibility for various legal, including product, liabilities prior to closing. The Company also made representations and warranties to Coloplast about the condition of the Urology Business, including matters relating to intellectual property, regulatory compliance and environmental laws.

Note S — Business Combinations
Perouse Acquisition
On July 2, 2007 the Company purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin America markets. The Company paid $53.4 million in cash (net of cash acquired). In addition, the Company incurred approximately $0.4 million in acquisition costs, bringing the total purchase price to $53.8 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The fair value of intangible assets acquired was determined based upon an external valuation and for tangible assets the Company used a combination of methods including replacement cost. The results of Perouse operations are included in our consolidated results since acquisition date. Pro forma results of operations for the three and six months ended September 30, 2007 and 2006, as though the acquisition had taken place at the beginning of each of the periods presented, would not differ significantly from the actual results for those periods.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at July 2, 2007. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities, including obtaining evidence supporting assumed fair values of land and property and determination of the final blended international tax rate used to value intangibles and deferred tax liabilities.
(In thousands)

Cash	$436
Accounts receivable, net	3,508
Inventory	8,953
Prepaid expenses and other current assets	798

Total current assets	13,695

Property, plant and equipment, net	4,544
Intangible assets, net	19,235
Goodwill, net	30,446
Other assets	39

Total assets acquired	$67,959

Liabilities associated with acquisition:
Accounts payable and accrued liabilities	$7,271
Other long-term liabilities	6,846

Total liabilities assumed	$14,117

Net assets acquired	$53,842

Of the $19.2 million of acquired intangible assets, $8.9 million was assigned to developed technology with a useful life of seven years, $5.8 million was assigned to customer relationships with a four year life for distributors and an eight year life for physicians and hospitals, $0.3 million was assigned to covenant not to compete with a useful life of three years, and $4.2 million was assigned to trade names which have an indefinite life and is therefore not subject to amortization.
Of the $6.8 million in other long-term liabilities, $3.9 million is the long-term portion of deferred taxes related to the intangibles acquired. The remaining $2.9 million is the long-term portion of outstanding bank loans assumed.

Note T — Subsequent Events
On October 1, 2007, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the total number of shares of authorized capital stock and to provide for the issuance of preferred stock in one or more series, with rights, preferences and privileges to be determined by the Board of Directors at its discretion. The effect of this amendment is to increase the number of authorized shares of the Company’s capital stock to 175,000,000 shares, consisting of 150,000,000 shares of common stock, $0.10 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share.
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement:
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended March 31, 2007, and subsequent reports on Form 8-K, both of which discuss our business in greater detail.
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

Company Overview
We develop, manufacture, license and market a range of products serving the aesthetic medical market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses (collectively, the Urology Business).
We are headquartered in Santa Barbara, California, with manufacturing and research operations primarily in the United States, The Netherlands and France and employ approximately 1,135 people around the world as of September 30, 2007. We also purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, amortization of certain intangibles, freight expense and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, the purchase accounting treatment of acquired inventory, amortization and changes in manufacturing processes and yields.
In addition to our U.S. sales, we also sell most of our product lines outside the U.S., principally in Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, United Kingdom, Germany, Spain, Italy, Australia and France, as well as through independent distributors in other countries. Our manufactured products are mainly supplied by our plants in the U.S. and The Netherlands. Our Netherlands plant serves our international branches and distributors. Our U.S. plant also serves these markets in addition to the U.S. market.
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
Our selling, general and administrative expenses incorporate the expenses of our sales and marketing organization and the general and administrative expenses necessary to support the global organization. Our selling expenses consist primarily of salaries, commissions, and marketing program costs. General and administrative expenses generally incorporate the costs of accounting, human resources, information services, equity compensation expense, certain intangible amortization, business development, legal and insurance costs.
Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory submission costs, intellectual property procurement, contract services, other outside costs, and costs related to our post-approval study conditions. We also conduct research on materials technology, manufacturing processes, product design and product improvement options.

Our quarterly results reflect seasonality, as the second fiscal quarter ending September 30 tends to historically have the lowest revenue and profitability of all of the quarters. This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacations during this quarter.
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
As a result of the sale to Coloplast, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. As a result of this sale, we are focused on the aesthetic medical market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology.
Recent Events
On October 24, 2007, Loren L. McFarland notified us of his resignation as Vice President, Chief Financial Officer, and Treasurer, effective November 12, 2007. A Separation and Release Agreement and a Consulting Agreement, both dated October 27, 2007, were filed as exhibits to the Form 8-K filed on October 30, 2007. Under the terms of the Separation and Release Agreement, we will expense severance of approximately $1.0 million in the third quarter of fiscal 2008, which is payable in May 2008.

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
Our deferred revenue consists of both current and long term and includes funds received in connection with sales of our Enhanced Advantage Limited Warranty program for breast implants. The fees received in connection with a sale of such a warranty are deferred and recognized as revenue evenly over the life of the warranty term.
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

Inventories
We value our inventories at the lower of cost, based on the first-in first-out (“FIFO”) cost method, or the current estimated market value of the inventory. In the case of inventory acquired in an acquisition, inventory is valued at fair value. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions differ from those projected by us, additional inventory valuation adjustments may be required. These additional valuation adjustments would be included in cost of sales.
Warranty Reserves
We offer two types of limited warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, we recorded an adjustment reducing our warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and raw material suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are generally under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect our operating results in future periods.

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

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	29.8	27.7	25.8	27.7

Gross profit	70.2	72.3	74.2	72.3
Selling, general and administrative expense	39.1	42.9	38.4	39.9
Research and development expense	14.3	13.4	12.4	11.5

Operating income	16.8	16.0	23.4	20.9
Interest expense	(1.7)	(2.5)	(1.6)	(2.2)
Interest income	1.6	10.2	3.4	6.7
Other income (expense), net	(0.8)	0.3	(0.5)	0.5

Income from continuing operations before income taxes	15.9	24.0	24.7	25.9
Income taxes	4.1	7.8	7.1	7.8

Net income from continuing operations	11.8	16.2	17.6	18.1

Net income (loss) from discontinued operations	(0.1)	(1.4)	(0.1)	1.7
Gain (loss) on sale of discontinued operations	(0.1)	(0.3)	—	151.8

Net income	11.6%	14.5%	17.5%	171.6%

For the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006
Net Sales
Net sales for the three-month period ended September 30, 2007 increased 27.6% to $85.4 million, compared to $66.9 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro, Canadian Dollar and British Pound, over the same quarter in the prior year had a favorable year-to-year impact on sales of $1.2 million. The increase in net sales was primarily the result of a 28.9% increase in total sales of breast aesthetic products to $75.1 million for the quarter from $58.2 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the United States and Canada during the third quarter of fiscal 2007. Due to this regulatory approval, during fiscal 2008, the U.S. augmentation market experienced a shift from saline-filled breast implants to MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. Increased breast aesthetics sales were also due in part to $4.9 million in total incremental sales in the current period from our Perouse Plastie (Perouse) operations. Also contributing to sales growth were the successful domestic launch of NeoForm dermis and strong global sales of tissue expanders, both of which are primarily used for breast reconstruction. We anticipate that our breast aesthetic sales in the remainder of fiscal 2008 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets, and incremental sales related to our acquisition of Perouse which was completed early in the second quarter of fiscal 2008. Net sales of body contouring products decreased 3.7% to $3.7 million for the quarter, from $3.8 million for the same period in the prior year. Other aesthetic products sales increased 37.3% to $6.7 million for the quarter, from $4.9 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including international sales of our dermal fillers and Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006.

Cost of Sales and Gross Profit
Gross profit increased $11.5 million to $59.9 million for the quarter from $48.4 million in the same prior year period. The gross profit percentage decreased to 70.2% of net sales for the quarter compared to 72.3% for the same period in the prior year. The decrease in gross profit percentage was primarily the result of lower margins related to Perouse products, including $1.4 million of adjustments related to purchase accounting as a result of our Perouse acquisition, and non-cash amortization expense. Gross profit benefited by the shift in domestic products from saline breast implants to our MemoryGel™ implants, which have a higher margin and selling price, and generally favorable manufacturing variances and lower warranty costs.
Selling, General and Administrative
Selling, general and administrative expenses increased to $33.4 million, or 39.1% of net sales, for the three months ended September 30, 2007, compared to $28.7 million, or 42.9% of net sales, in the same period in the prior year. The increase was primarily due to Perouse costs in fiscal 2008 of $1.4 million and $1.4 million of higher compensation expense, including salaries and commissions. Other increases included $0.8 million in higher promotional and other marketing expenses. In addition, the second quarter of fiscal 2007 includes a $0.8 million benefit related to sales tax as a result of resolutions of tax audits in various taxing jurisdictions.
Research and Development
Research and development expense was $12.2 million, or 14.3% of net sales, for the three months ended September 30, 2007, compared to the $9.0 million or 13.4% of net sales reported in the same period in the prior year. This change was primarily due to increases in development costs, including $2.8 million in combined expense related to our botulinum toxin project and our hyaluronic acid dermal filler development program with Genzyme. In addition, higher costs related to the requirements of the FDA post-approval conditions of $2.0 million were partly offset by a $0.7 million decrease in clinical study costs related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007. In addition, the second quarter of fiscal 2007 includes $1.1 million in severance-related costs.
Interest and Other Income and Expense
Interest expense was $1.4 million and $1.6 million for the three months ended September 30, 2007 and 2006, respectively. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $5.5 million to $1.4 million for the three months ended September 30, 2007, compared to $6.8 million in the same period of the prior year, as a result of lower cash and marketable securities balances in the current period, due mainly to our stock buyback program in fiscal 2008 and the acquisition of Perouse.
Other income (expense) primarily includes foreign currency gains or losses related to our foreign operations and gains or losses of sales of marketable securities. Other income (expense) for the three month period ending September 30, 2007 was ($0.7) million as compared to $0.2 million for the same period in the prior year.
Income Taxes
Our effective tax rate for continuing operations for the three months ended September 30, 2007 was 26.0% compared to 32.7% for the same period in the prior year. The effective rate for the three months ended September 30, 2006 was unusually high as the federal government had not yet approved the extension of the tax credits for research and development activities. Legislation for these credits has since been re-enacted and, as a result, has reduced the rate. In addition, lower rates on international operations were partially offset by reductions in tax-exempt interest income and amounts provided for under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).

Income, Net of Income Taxes and Earnings per Share from Continuing Operations
Income from continuing operations was $10.0 million and $10.8 million for the three months ended September 30, 2007 and 2006, respectively. This equates to $0.29 and $0.26 basic earnings per share and $0.27 and $0.24 diluted earnings per share for these same respective periods.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the three months ended September 30, 2007, we had a loss from discontinued operations, net of income taxes, of $46,000 compared to income from discontinued operations, net of income taxes, of $0.9 million for the three months ended September 30, 2006. For further details regarding discontinued operations, see Note P of the Notes to Consolidated Financial Statements.
Loss on Sale of Discontinued Operations, Net of Income Taxes
For the three months ended September 30, 2007 and September 30, 2006, respectively, we recorded a net loss of $0.1 million and $0.2 million after taxes and expenses related to the sale of our Urology Business.
For the six-month period ended September 30, 2007, compared to the six-month period ended September 30, 2006
Net Sales
Net sales for the six-month period ended September 30, 2007 increased 23.6% to $181.0 million, compared to $146.3 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro, Canadian Dollar and British Pound, over the same quarter in the prior year had a favorable year-to-year impact on sales of $1.9 million. The increase in net sales was primarily the result of a 25.0% increase in total sales of breast aesthetic products to $159.5 million for the six-month period ended September 30, 2007 from $127.7 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the United States and Canada during the third quarter of fiscal 2007. Due to this regulatory approval, during the first half of fiscal 2008, the U.S. augmentation market experienced a shift from saline-filled breast implants to our MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. Increased breast aesthetics sales were also due in part to $4.9 million in total incremental sales in the current period from our Perouse operations. We anticipate that our breast aesthetic sales in the remainder of fiscal 2008 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets, and incremental sales related to our acquisition of Perouse which was completed early in the second quarter of fiscal 2008. Net sales of body contouring products decreased 14.0% to $7.7 million for the first six months of the current year, from $8.9 million for the same period in the prior year, due in part to our decision in the first quarter of fiscal 2007 to discontinue sale of a number of low margin products within the body contouring product line. Other aesthetic products sales increased 40.8% to $13.7 million for the first six months of the current year, from $9.7 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including international sales of dermal fillers and Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006. We expect net sales in the range of $370 million to $385 million for the full fiscal year 2008.

Cost of Sales and Gross Profit
Gross profit increased $28.5 million to $134.3 million for the first six months of the current year from $105.8 million in the same prior year period. The gross profit percentage increased to 74.2% of net sales for the first six months of the current year compared to 72.3% for the same period in the prior year. The increase in gross profit percentage was primarily the result of lower warranty expenses charged to cost of sales as a result of non-recurring adjustments of $3.2 million in fiscal 2008. Periodically we perform actuarial analyses of our historic claim experience on existing warranty liabilities to estimate appropriate reserves and make adjustments as needed. Gross profit was further benefited by the shift in domestic products from saline breast implants to our MemoryGel™ implants, which have a higher margin and selling price, and favorable manufacturing variances which were partially offset by inventory adjustments in our foreign offices. In addition, fiscal 2007 includes additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million. The current year includes a decrease in gross profit percentage related to Perouse products, including $1.4 million of fair market value adjustments to the Perouse inventory. We believe that our gross profit as a percentage of net sales will be in the range of 73% to 75% for the full fiscal year 2008.
Selling, General and Administrative
Selling, general and administrative expenses increased to $69.4 million, or 38.4% of net sales, for the six months ended September 30, 2007, compared to $58.4 million, or 39.9% of net sales, in the same period in the prior year. The increase was primarily due to Perouse costs in fiscal 2008 of $1.4 million and $4.8 million of higher compensation expense, including salaries, commissions and recruiting costs. Other increases included $0.8 million related to foreign currency fluctuations and $1.9 million in higher promotional and other marketing expenses. In addition, the first six months of fiscal 2007 included $1.7 million in higher severance and $0.7 million in costs related to strategic initiatives that did not recur in fiscal 2008. We expect selling, general and administrative expenses to be in the range of 39% to 41% of net sales for the full fiscal year 2008.
Research and Development
Research and development expense was $22.5 million, or 12.4% of net sales, for the six months ended September 30, 2007, compared to the $16.9 million or 11.5% of net sales reported in the same period in the prior year. This change was primarily due to increases in development costs, including $4.9 million in combined expense related to our botulinum toxin project and our hyaluronic acid dermal filler development program with Genzyme. Higher costs related to the requirements of the FDA post-approval conditions of $4.1 million in the current quarter were partly offset by a combined $2.2 million decrease in clinical study costs, partly due to the completion of certain prior year studies and a decrease in expenses related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007. In addition, the first six months of fiscal 2007 includes $1.2 million in severance-related costs. We expect research and development expense to be in the range of 12% to 14% of net sales for the full fiscal year 2008.
Interest and Other Income and Expense
Interest expense was $2.9 million and $3.3 million for the six months ended September 30, 2007, and 2006, respectively. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $3.7 million to $6.1 million for the six months ended September 30, 2007, compared to $9.9 million in the same period of the prior year, as a result of lower cash and marketable securities balances in the current period due mainly to our stock buyback program in fiscal 2008 and the acquisition of Perouse.
Other income (expense) primarily includes foreign currency gains or losses related to our foreign operations and gains or losses on sales of marketable securities. Other income (expense) for the six month period ending September 30, 2007 was ($1.0) million as compared to $0.8 million for the same period in the prior year.

Income Taxes
Our effective tax rate for continuing operations for the six months ended September 30, 2007 was 28.7% compared to 30.0% for the same period in the prior year. The effective rate for the six months ended September 30, 2006 was unusually high as the federal government had not yet approved the extension of tax credits for research and development activities. Legislation for these credits has since been re-enacted and, as a result, has reduced the rate. In addition, lower rates on international operations were partially offset by reductions in tax-exempt interest income and amounts provided for under FIN 48.
Income, Net of Income Taxes, and Earnings per Share from Continuing Operations
Income from continuing operations was $31.8 million and $26.5 million for the six months ended September 30, 2007 and 2006, respectively. This equates to $0.85 and $0.63 basic earnings per share and $0.76 and $0.58 diluted earnings per share for these same respective periods.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the six month period ended September 30, 2007, we had a loss from discontinued operations, net of income taxes, of $0.1 million compared to income from discontinued operations, net of income taxes, of $2.4 million for the six months ended September 30, 2006. For further details regarding discontinued operations, see Note P of the Notes to Consolidated Financial Statements.
Gain on Sale of Discontinued Operations, Net of Income Taxes
For the six months ended September 30, 2006, we recorded a net gain of $222.2 million after taxes and expenses related to the sale of our Urology Business.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of September 30, 2007, we had cash, cash equivalents and short-term marketable securities of $101.8 million, a decrease of $385.9 million from $487.7 million as of March 31, 2007. The principal components of the decrease in cash, cash equivalents and marketable securities were cash outflows of $357.8 million for common shares repurchased under our share repurchase program, $53.4 million related to the purchase of Perouse, $16.0 million in dividends paid and $7.7 million used for net capital expenditures of continuing operations, offset by cash generated from operating activities of continuing operations of $44.2 million, proceeds of $4.2 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan and $76.1 million in net sales of marketable securities.
During the first quarter of fiscal 2007 we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which was subject to customary post-closing adjustments and included non-cash consideration consisting of the value of the indemnification by Coloplast to us related to certain foreign tax credits. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million is held under an escrow agreement in connection with the transaction and an additional $2 million was received from an unrelated third party. After income taxes and transaction related expenses, we expect net after tax proceeds from the sale to be approximately $318 million. We believe that existing funds, cash generated from continuing operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditure, stock repurchases, and debt service requirements for the foreseeable future.

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
The following table summarizes our cash, cash equivalents and marketable securities for the periods noted:

	September 30,	March 31,
(in thousands)	2007	2007
Cash and cash equivalents	$62,213	$371,525
Marketable securities	39,627	116,215

Total cash, cash equivalents and marketable securities	$101,840	$487,740

Percentage of total assets	26%	69%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Six Months Ended
	September 30,
(in thousands)	2007	2006
Net cash provided by continuing operating activities	$44,239	$54,798
Net cash provided by continuing investing activities	14,973	443,419
Net cash used for continuing financing activities	(369,385)	(92,245)
Net cash used for discontinued operations	(117)	(66,524)
Effect of currency exchange rates on cash and cash equivalents	978	7

Increase (decrease) in cash and cash equivalents	$(309,312)	$339,455

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $44.2 million and $54.8 million for the six months ended September 30, 2007 and 2006, respectively, was due in part to the net impact of non-cash adjustments to income from continuing operations. Non-cash adjustments primarily included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation and amortization and deferred income taxes. For the six month periods ended September 30, 2007 and 2006, operating cash flows were positively impacted in the amount of $2.6 million and $6.4 million, respectively, by changes in working capital balances. Our working capital was $154.4 million at September 30, 2007, and $524.6 million at March 31, 2007.
Cash Provided by (Used for) Investing Activities of Continuing Operations
Historically, cash provided by (used in) investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles. For the six months ended September 30, 2007, total cash provided by investing activities of continuing operations was $15.0 million, primarily related to capital expenditures of $7.7 million and the purchase of Perouse of $53.4 million, offset by net sales of marketable securities of $76.1 million. For the six months ended September 30, 2006, total cash provided by investing activities of continuing operations was $443.4 million, which includes the proceeds from the sale of the urology business of $458.1 million. For the six months ended September 30, 2006, our net purchases of marketable securities totaled $8.6 million and our capital expenditures totaled $6.1 million. We anticipate our capital expenditures to total approximately $20 million to $25 million in fiscal 2008, as we will continue to make milestone payments under the Genzyme Agreement and continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, and production equipment.

Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin America markets. We paid $53.4 million in cash (net of cash acquired). In addition, we incurred approximately $0.4 million in acquisition costs, bringing the total purchase price to $53.8 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The fair value of intangible assets acquired was determined based upon an external valuation and for tangible assets the Company used a combination of methods including replacement cost. The results of Perouse operations are included in our consolidated results since acquisition date. For further information regarding this acquisition, see Note S of the Notes to Consolidated Financial Statements.
Cash (Used) Provided by Discontinued Operations
Cash used by discontinued operations was approximately $117,000 for the six months ended September 30, 2007 and $66.5 million for the six months ended September 30, 2006.
Cash Used for Financing Activities of Continuing Operations
Net cash from financing activities is primarily a result of cash provided by employee stock option exercises, cash used in payments of dividends, our stock repurchase program, and the net impact of our debt financing activities.
We have a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effect of our employee equity compensation and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of our repurchases is subject to market conditions, cash availability and terms of our 10b5-1 stock purchase plans, if any. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into such 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. The Company repurchased 4.1 million shares of our common stock under this Plan for a total purchase price of $166 million, and this 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, we entered into a second stock purchase plan (“2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. As of September 30, 2007, the Company has repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 1.1 million shares remain authorized as of November 2, 2007, authorized funding for the 2007 10b5 Plan has been exhausted. The repurchase program may be suspended or discontinued at any time.
Since April 1, 2007 the Company has repurchased a total of 8.7 million shares for total consideration of $357.8 million.
In addition to the shares we repurchased under the two 10b5 Plans mentioned above, we reacquired an additional 5,586 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the six month period ending September 30, 2007.

On September 17, 2007, the Board of Directors declared a quarterly cash dividend payable on our common stock of $0.20 per share. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. At the current annual dividend rate of $0.80 per share, the aggregate annual dividend, based on 34 million shares outstanding, would be approximately $27.2 million.
We receive cash from the exercise of employee stock options and the employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $4.2 million and $16.0 million of cash in the six months ended September 30, 2007 and 2006, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. The Company has one standby letter of credit for $750,000 outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 30, 2007, only $199 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business. Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement. The amendment also amended certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. On March 30, 2007, we entered into a second amendment to the credit agreement to set the maximum amount of cash dividends per share that the Company can declare or pay in any four consecutive quarters. The second amendment also increased the amount of our common shares and other equity interests we could repurchase. As of November 2, 2007, there were no borrowings outstanding under the Credit Agreement.
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
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor
Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the three months ended June 30, 2006, we repaid $4.5 million of this balance and had fully repaid the balance by December 31, 2006. Accordingly, $18.6 million was available under this facility at September 30, 2007.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of September 30, 2007, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.

On July 2, 2007 we acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. Approximately €0.2 million was repaid in the three months ended September 30, 2007, leaving €2.8 million or approximately $3.9 million, of which $1.1 million is current and $2.9 million is long term. The debt consists primarily of installment loans with an average term of 8 years and a weighted average interest rate of 3.9%.
At September 30, 2007, we had approximately $1.1 million in short term borrowings and $2.9 million in long term debt outstanding. The total amount of additional borrowings available to us under all lines of credit was $217.8 million at September 30, 2007, and $216.5 million at March 31, 2007.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $29.0120 and each $1,000 principal amount will be convertible into 34.4685 shares of common stock. Concurrent with the issuance of the convertible subordinated notes, we entered into convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.0546.
During the quarter, the market price condition was satisfied, giving holders of the notes the option to convert the notes into common shares at the aforementioned adjusted conversion price per share. The warrant holder also has the right to purchase 5.2 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.0546 per share.
We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.
We believe that funds generated from operations, our cash, cash equivalents and marketable securities, plus funds available under our line of credit agreements will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds in the short-term, we may still elect to sell additional equity or debt securities or borrow for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Significant product liability or other claims or product recalls may force us to pay substantial damage awards and other expenses that could exceed our accruals and insurance coverages. Unexpected increases in the number of limited warranty claims for our products may surpass our product warranty reserves.
The manufacture and sale of medical devices and biologics exposes us to significant risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. Our liability with regard to products includes liability related to certain products manufactured and/or sold by us prior to our business or product line divestitures. If a product liability claim or series of claims, including class action or consolidated claims, is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Some manufacturers that suffered such claims in the past have been forced to cease operations and declare bankruptcy.
Additionally, we offer product replacement and certain financial assistance for surgical procedures that fall within our limited warranties and coverage periods of implantation on our breast implant products, and we accrue or expense costs as incurred for those limited warranties. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post-approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. Such accruals are based on estimates, taking into consideration relevant factors such as historical experience, warranty periods, estimated costs, existence and levels of insurance and insurance retentions, identified product quality issues, if any, and, to a limited extent, information developed by using actuarial techniques. We assess the adequacy of these accruals periodically and adjust the amounts as necessary based on actual experience and changes in future expectations. Changes to actual warranty claims incurred could have a material impact on the actuarial analysis, which in turn could materially impact our reported expenses and results of operations. In addition, from time to time, we adjust the terms of our limited warranty programs which could materially impact our reported expenses and results of operations. In addition to product liability or warranty claims, we could experience a material design or manufacturing failure, a quality system failure, other safety issues, or heightened regulatory scrutiny that would warrant a recall of products we manufacture or products we distribute that are manufactured by another company. A recall of some of our products could result in exposure to additional product liability claims, significant expense to perform the recall, and lost sales.

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
Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), our Puragen™ Plus PMA, other hyaluronic acid dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer review and approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses (for example, in connection with post-market patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry by government agencies in this regard.
In addition, our competitors may have pending regulatory submissions for similar or superior products which may gain approval before our product applications, and any such approvals could have a material adverse effect on our business.

Our manufacturing facilities and the manufacturing facilities of our third-party suppliers are also subject to continual governmental review and inspection as part of the product approval process and after products are approved. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized strictly. A governmental authority may challenge our compliance with applicable federal, state and/or foreign regulations. In addition, any discovery of previously unknown problems with one of our products or facilities may result in restrictions on the product or the facility, including, but not limited to, product recalls, withdrawal of the product from the market or other enforcement actions.
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

Competition in our industry occurs on a variety of levels, including but not limited to the following:
•	developing and bringing new products to market before others or providing benefits superior to those of existing products;

•	developing new technologies to improve existing products;

•	developing new products at a lower cost to provide the same benefits as existing products at the same or lower price;

•	creating or entering new markets with existing products;

•	increasing or improving service-related programs;

•	advertising in a manner that creates additional awareness and demand; and

•	marketing and selling bundled products.
The competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively. Consequently, we must continue to effectively execute on various competitive levels to properly position our products in the marketplace and maintain our market share, sales and gross margins.
In particular, we face competition from Allergan, Inc., which in March 2006 acquired Inamed Corporation, our then largest competitor in the U.S. and internationally for our breast aesthetics product line. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger company. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative sizes, some of the smaller competitors have strong market positions in their home markets, which increases the challenges associated with maintaining and growing our international business. Within the U.S., we compete with Allergan, and another company has publicly stated that it will have FDA approval of competitive products in the near future.
If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.
Physicians and potential patients may have a number of concerns about the safety of our current and former products, including our breast implants, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity, whether accurate or inaccurate, concerning our products could reduce market or governmental acceptance of our products, delay product approvals, or result in decreased product demand or product withdrawal. For example, we may be required to recall or withdraw our products if we, the FDA, or a foreign government agency determine that use of our products results in a higher-than-average rate of post-treatment complications based on clinical experience and/or data. If one foreign government agency were to request or require a withdrawal or recall of one or more of our products, the safety concerns leading to that government agency’s request may be investigated by regulatory bodies in other countries, which could result in additional withdrawals or recalls as well as negative publicity regarding our products. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.
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
For example, in July 2007, we completed the acquisition of Perouse Plastie SAS, a medical device company based in Bornel, France. Risks and uncertainties relating to the Perouse acquisition that may adversely affect our future sales and results of operations include that the businesses of Mentor and Perouse may not be integrated successfully, that anticipated synergies and international growth opportunities may not be fully realized or may take longer to be realized than expected and possible disruption of the Perouse business, including with customers, employees, suppliers or third parties.
We agreed to indemnify Coloplast against specified losses in connection with Coloplast’s purchase of our Urology Business, and any demands for indemnification may result in expenses we do not anticipate and distract the attention of our management from our continuing businesses. In addition, we retain responsibility for various legal liabilities related to the Urology business.
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
Our success depends significantly on the continued individual and collective contributions of our senior management team. Additionally, several members of our senior management team have recently joined the company. Our future success depends on our ability to hire, train, and retain skilled employees. Competition for such employees is intense. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.
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
Significant damage to or the loss of our manufacturing facilities could adversely affect our ability to manufacture and/or sell many of our products. In addition, we currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone. The manufacturing of our products is complex and highly regulated, and any changes to our products may result in delays or disruptions of our manufacturing capacity or the manufacturing capacity of our third-party suppliers. In the event that our manufacturing plants or third-party suppliers cannot meet our requirements, we cannot guarantee that we would be able to produce enough manufactured goods or obtain a sufficient amount of quality raw materials from other suppliers in a timely manner. We also depend on third-party manufacturers and suppliers for components and licensed products. In connection with the sale of our urology business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast aesthetic products and Coloplast is our sole source for these components, and if we were unable to obtain the supply, our business would be harmed. We may determine that we do not want to continue to purchase products from Coloplast, or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves. In addition, we depend on Genzyme for the supply of hyaluronic acid dermal filler products, Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures, and Niadyne, Inc. for the supply of NIA-24, and if we were no longer able to satisfy demand for these products through our relationships with Genzyme, Tutogen Medical and Niadyne, respectively, our business could be harmed. If there is a disruption in the supply of any of these single or sole source products, our future sales and results of operations would be adversely affected.
Our international business exposes us to a number of risks.
Approximately one-third of our sales from our continuing operations are derived from international operations. Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and results of operations. Most of our international sales are denominated in Euros, British Pounds, Canadian dollars or U.S. dollars. Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results. Our international operations and financial results may be adversely affected by other factors, including the following:
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
If any domestic or international health care reform or other legislation or regulations are passed that impose limits on the amount of reimbursement for certain types of medical procedures or products, or on the number or type of medical procedures that may be performed, or that has the effect of restricting a physician’s ability to select specific products for use in patient procedures, such changes could have a material adverse effect on the demand for our products. Our revenues partially depend on U.S. and foreign government health care programs and private health insurers reimbursing patients’ medical expenses. Physicians, hospitals, and other health care providers may not purchase our products if they do not receive satisfactory reimbursement from these third-party payers for the cost of procedures using our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry and its related costs. These proposals create uncertainty as to the future of our industry and may have a material adverse effect on our sales and profitability and our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and results of operations.
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
In the U.S., each of our domestic manufacturing facilities is subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies. For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes. In our Wisconsin operations, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase. Prior to the June 2, 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103. We may have continuing direct liability, or through our indemnification provisions, for any violations that arose prior to the Coloplast transaction.

In Europe, each of our manufacturing facilities is subject to regulation by country-specific environmental protection agencies. For example, in Leiden, as a result of some of the chemicals and other materials used in our manufacturing processes, we are subject to regulation by Dutch law on environmental control and the Dutch emission guidelines (“NeR”) that regulate the exhaust of certain chemicals and hazardous waste regulations. In France, we are subject to regulation by the Ministry of Environment.
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
Our common stock trades on the New York Stock Exchange under the symbol “MNT.” On September 28, 2007, the closing price of our common stock on the New York Stock Exchange was $46.05 per share. On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes (“notes”) due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $29.0120 per share and are subordinated to all existing and future senior debt. The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.
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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $39.0546 per share at the current warrant strike price). In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions. Such hedging arrangements could adversely affect the market price of our common stock. In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.

Our Restated Articles of Incorporation provides our Board with the authority to issue “blank check” preferred stock. The issuance of “blank check” preferred stock could adversely affect the market price and the rights and powers, including voting rights, of our common stock, and decrease the amount of earnings and assets allocable to or available for distribution to holders of our common stock.
Our Restated Articles of Incorporation provide for the issuance of preferred stock in one or more series, with rights, preferences, privileges and restrictions to be determined by the Board in its discretion.
The preferred stock could be or become convertible into common stock, which may be perceived as having a protective effect on our existing shareholders and having the effect of deterring unsolicited or hostile takeover attempts. The preferred stock is designed to provide our Board of Directors with the flexibility to issue such preferred stock, should they, at some time in the future, determine that such measures are necessary or desirable.
Any future issuance of preferred stock could affect our shareholders in a number of respects. If we issue preferred stock convertible into common stock or other securities that have rights, preferences and privileges senior to those of our common stock, the holders of our common stock may suffer significant dilution. In addition, the issuance of any shares of preferred stock, including preferred stock convertible into common stock, could adversely affect the market price of our common stock.
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
Our Board of Directors may also issue preferred stock in connection with such activities as public or private offerings of shares for cash, acquisitions of other companies and other financing opportunities. We do not have any current plans, commitments, arrangements or agreements, written or otherwise, to issue or designate any of the blank check preferred stock to be authorized by the amendment.
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
Our Board of Directors has authorized a stock repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effects of our employee stock option plans and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and the terms of our 10b5-1 stock purchase plans, if any. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.

On June 16, 2006 we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5 million shares. We repurchased 4.1 million shares of our common stock for a total purchase price of $166 million, and this 10b5 Plan terminated on June 15, 2007.
On June 18, 2007 we entered into a second stock purchase plan (“2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5-1 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5 million shares. We have repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 1.1 million shares remain authorized as of November 2, 2007, authorized funding for the 2007 10b5 Plan has been exhausted. The repurchase program may be suspended or discontinued at any time.
The table below sets forth certain share repurchase information for the quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES (1)(2)(3)
				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
(in thousands	of Shares		Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs
July 1 — July 31, 2007	3,558	(4)	$41.45	3,558	1,074
August 1 — August 31, 2007	—		—	—	1,074
September 1 — September 30, 2007	—		—	—	1,074

Total	3,558		$41.45	3,558

(1)	During the period, 3.6 million shares were purchased under the 2007 10b5 Plan.

(2)	In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program. The initial authorization was for the repurchase of up to one million shares. Subsequently, the Board of Directors has authorized the repurchase of an additional 31.0 million shares, including 5.0 million, 1.7 million and 5.0 million shares in June 2007, June 2006 and March 2006, respectively. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

(3)	We have not set a date for the stock repurchase program to expire.

(4)	Balance includes approximately 300 shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.

Item 4. — Submission of Matters to a Vote of Security Holders
On September 19, 2007 our Company announced at the Annual Meeting of Shareholders convened on September 17, 2007, Joshua Levine, Michael Emmons, Walter Faster, Margaret Jordan, Katherine Napier, Ronald Rossi and Joseph Whitters were all re-elected to the Company’s Board of Directors and Burt Rosen was elected to the Board of Directors. All directors hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. The results were:

Name of Director	Votes For	Votes Withheld
Joseph E. Whitters	30,673,795	260,147
Michael L. Emmons	30,691,449	242,493
Walter W. Faster	30,534,783	399,159
Joshua H. Levine	30,682,890	251,052
Margaret H. Jordan	30,684,754	249,188
Ronald J. Rossi	30,689,186	244,756
Katherine S. Napier	30,685,557	248,385
Burt E. Rosen	30,655,614	278,328
Additionally, the shareholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008. The results were 30,763,985 votes for, 131,828 votes against and 38,126 abstentions.
On October 1, 2007, at the reconvened annual meeting, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the total number of shares of authorized capital stock and to provide for the issuance of preferred stock in one or more series, with rights, preferences and privileges to be determined by the Board of Directors at its discretion. The effect of this amendment is to increase the number of authorized shares of the Company’s capital stock to 175,000,000 shares, consisting of 150,000,000 shares of common stock, $0.10 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. The results were 13,357,097 votes for approval and 13,197,637 against. There were 60,985 abstentions and 4,480,693 broker non-votes.
Item 5. — Other Information
On September 18, 2007, the Company’s Board of Directors unanimously amended its Amended and Restated Bylaws to add a new Section 1.12, which provides, among other things, for a formal director nomination process such that candidates for director nominated by shareholders for election at a meeting of shareholders shall be considered by the Board of Directors and the shareholders in an orderly fashion, with sufficient time and information to evaluate the merits of such candidate.
Section 1.12 provides that a shareholder must provide notice to the Company of its intent to nominate one or more persons (as the case may be) for election as director(s) at an annual meeting of shareholders not less than one hundred twenty (120) calendar days in advance of the date that the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting of shareholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the shareholder must be received by the Company not later than the close of business on the tenth (10th) day following the day on which notice of the date of the meeting was mailed or a public announcement of the meeting date was made. In the event the Company calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, a shareholder may nominate a person or persons (as the case may be) for election to such position(s) as are specified in the Company’s notice of meeting, if the shareholder’s notice shall be received at the principal executive offices of the Company not earlier than the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of the seventieth (70th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

Pursuant to Section 1.12, a shareholder’s notice to the Company concerning the nomination of directors must set forth: (a) the name and address of the shareholder who intends to make the nomination, or the beneficial owner, if any, on whose behalf the nomination is being made and of the person or persons to be nominated, (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote for the election of directors on the date of such notice and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (c) a description of all arrangements or understandings between the shareholder or such beneficial owner and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors and (e) the consent of each nominee to serve as a director of the Company if so elected. Notwithstanding the foregoing, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in Section 1.12 of the Amended and Restated Bylaws.
The foregoing summary of new Section 1.12 of the Company’s Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are filed herewith as Exhibit 3.3 and incorporated herein by reference.
Item 6. — Exhibits

3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 —Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Articles of Amendment to Restated Articles of Incorporation of Mentor Corporation — Incorporated by reference to Exhibit 3.1 on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 — Incorporated by reference to Exhibit 3.2 on Form 8-K filed on September 21, 2007.

10.1*	Amended and Restated 2007 Strategic Equity Incentive Plan under the 2005 Long-Term Incentive Plan — Amended September 18, 2007.

10.2*	Separation and Release Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.3*	Consulting Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 30, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MENTOR CORPORATION
(Registrant)

MENTOR CORPORATION
DATE: November 7, 2007	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 7, 2007	/s/LOREN L. MCFARLAND
Loren L. McFarland
Vice President, Chief Financial Officer and Treasurer ( Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 —Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Articles of Amendment to Restated Articles of Incorporation of Mentor Corporation — Incorporated by reference to Exhibit 3.1 on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 — Incorporated by reference to Exhibit 3.2 on Form 8-K filed on September 21, 2007.

10.1*	Amended and Restated 2007 Strategic Equity Incentive Plan under the 2005 Long-Term Incentive Plan — Amended September 18, 2007.

10.2*	Separation and Release Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.3*	Consulting Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 30, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.