Form 10-Q
period 2007-12-28
MENTOR CORP /MN/
filed 2008-02-06
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
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
Yes ☐      No ☑
As of February 1, 2008 there were approximately 33,737,437 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands)	2007	2007
Assets
Current assets:
Cash and cash equivalents	$74,961	$371,525
Marketable securities	31,686	116,215
Accounts receivable, net	72,385	65,419
Inventories	46,697	38,073
Deferred income taxes	26,353	25,892
Prepaid income taxes	9,789	13,495
Prepaid expenses and other	7,994	6,761

Total current assets	269,865	637,380

Property and equipment, net	48,610	34,683
Intangible assets, net	32,067	15,963
Goodwill, net	46,197	12,644
Other assets	6,681	9,098

Total assets	$403,420	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
(in thousands, except share data)	2007	2007
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$38,709	$32,147
Sales returns	14,881	18,590
Accrued compensation	17,917	14,022
Deferred revenue	12,443	11,863
Dividends payable	6,745	8,481
Product liability reserves	7,322	6,555
Short-term debt	1,076	—
Warranty reserve	2,393	2,989
Interest payable	2,063	1,031
Accrued royalties	250	230
Other	14,108	16,823

Total current liabilities	117,907	112,731

Long-term accrued liabilities	15,606	12,169
Convertible subordinated notes	150,000	150,000
Other long-term debt	2,735	—
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding 33,725,599 shares at December 31, 2007; 42,400,483 shares at March 31, 2007;	3,373	4,240
Preferred stock, $.01 par value:
Authorized - 25,000,000 shares; none issued and outstanding	—	—
Accumulated other comprehensive income	22,630	11,342
Retained earnings	91,169	419,286

Total shareholders’ equity	117,172	434,868

Total liabilities and shareholders’ equity	$403,420	$709,768

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Three Months Ended December 31, 2007 and 2006
(Unaudited)

(in thousands, except per share data)	2007	2006
Net sales	$92,860	$75,309

Cost of sales	26,138	18,925

Gross profit	66,722	56,384

Selling, general, and administrative	38,884	32,356
Research and development	9,690	7,780

	48,574	40,136

Operating income from continuing operations	18,148	16,248

Interest expense	(1,249)	(1,426)
Interest income	1,071	6,346
Other income (expense), net	(452)	(281)

Income from continuing operations before income taxes	17,518	20,887

Income taxes	5,406	6,137

Income from continuing operations	12,112	14,750

Loss from discontinued operations, net of tax benefit of $94 and $596, respectively	(170)	(1,102)
Loss on sale of discontinued operations, net of tax benefit of $13	—	(20)

Net income	$11,942	$13,628

Basic earnings (loss) per share
Continuing operations	$0.36	$0.35
Discontinued operations	(0.01)	(0.03)
Basic earnings per share	0.36	0.33

Diluted earnings (loss) per share
Continuing operations	$0.32	$0.32
Discontinued operations	(0.01)	(0.03)
Diluted earnings per share	0.32	0.29

Dividends per share	$0.20	$0.18

Weighted average shares outstanding
Basic	33,602	41,916
Diluted	39,848	49,144
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
Nine Months Ended December 31, 2007 and 2006
(Unaudited)

(in thousands, except per share data)	2007	2006
Net sales	$273,814	$221,654

Cost of sales	72,842	59,491

Gross profit	200,972	162,163

Selling, general, and administrative	108,326	90,792
Research and development	32,207	24,654

	140,533	115,446

Operating income from continuing operations	60,439	46,717

Interest expense	(4,160)	(4,707)
Interest income	7,218	16,233
Other income (expense), net	(1,421)	494

Income from continuing operations before income taxes	62,076	58,737

Income taxes	18,191	17,490

Income from continuing operations	43,885	41,247

(Loss) income from discontinued operations, net of tax (benefit) expense of ($152) and $2,760, respectively	(275)	1,342
(Loss) gain on sale of discontinued operations, net of taxes of ($5) and $138,341, respectively	(12)	222,162

Net income	$43,598	$264,751

Basic earnings (loss) per share
Continuing operations	$1.22	$0.98
Discontinued operations	(0.01)	5.33
Basic earnings per share	1.21	6.32

Diluted earnings (loss) per share
Continuing operations	$1.09	$0.89
Discontinued operations	(0.01)	4.57
Diluted earnings per share	1.08	5.46

Dividends per share	$0.60	$0.54

Weighted average shares outstanding
Basic	36,033	41,898
Diluted	42,499	48,948
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2007 and 2006
(Unaudited)

(in thousands)	2007	2006
Operating Activities:
Income from continuing operations	$43,885	$41,247
Adjustments to derive cash flows from continuing operating activities:
Depreciation	6,024	5,640
Amortization	3,734	1,889
Deferred income taxes	(2,527)	3,477
Non-cash compensation	9,128	8,203
Tax benefit from exercise of stock options	2,054	8,465
Excess tax benefits from equity compensation	(2,256)	—
Loss on sale of assets	29	162
Loss (gain) on long-term marketable securities, net	(28)	132
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(1,151)	(2,351)
Inventories	3,360	(725)
Other current assets	2,869	285
Accounts payable and accrued liabilities	4,503	3,933
Income taxes payable	—	(5,137)

Net cash provided by continuing operating activities	69,624	65,220
Net cash used for discontinued operating activities	(287)	(95,111)

Net cash provided by (used for) operating activities	69,337	(29,891)

Investing Activities:
Purchases of property and equipment	(13,683)	(4,435)
Purchases of intangibles	—	(3,505)
Purchases of marketable securities	(44,150)	(65,609)
Sales of marketable securities	128,294	53,666
Acquisition, net of cash acquired	(53,437)	—
Proceeds from the sale of the urology business	—	458,066
Other, net	—	5

Net cash provided by continuing investing activities	17,024	438,188
Net cash used for discontinued investing activities	—	(50)

Net cash provided by investing activities	17,024	438,138

Financing Activities:
Repurchase of common stock	(367,701)	(88,198)
Proceeds from exercise of stock options and ESPP	4,982	22,194
Excess tax benefits from equity compensation	2,256	—
Dividends paid	(22,780)	(22,842)
Repayments under line of credit agreements	(420)	(14,000)

Net cash used for continuing financing activities	(383,663)	(102,846)

Net cash used for financing activities	(383,663)	(102,846)

Effect of currency exchange rates of continuing operations	738	413
Effect of currency exchange rates of discontinued operations	—	(120)

(Decrease) increase in cash and cash equivalents	(296,564)	305,694
Cash and cash equivalents at beginning of year	371,525	98,713

Cash and cash equivalents at end of period	$74,961	$404,407

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Note A — Business Activity
Mentor Corporation was incorporated in April 1969. Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in these notes, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. Presently, the Company develops, manufactures, licenses and markets a range of products serving the aesthetic and general surgery markets, including plastic and reconstructive surgery.
Historically, the Company’s products were categorized into three primary segments:
•	Aesthetic and General Surgery — This segment includes surgically implantable breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration or body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration.

•	Surgical Urology — This segment includes surgically implantable prostheses for the treatment of impotence, surgically implantable incontinence products, urinary care products, and brachytherapy seeds for the treatment of prostate cancer.

•	Clinical and Consumer Healthcare — This segment includes catheters and other products for the management of urinary incontinence and retention.
On June 2, 2006, the Company completed a transaction for the sale of the Surgical Urology and the Clinical and Consumer Healthcare segments (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). Please see Note P and Note R to the consolidated financial statements for further information.
Note B — Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.
Basis of Presentation
The financial information for the three and nine months ended December 31, 2007 and 2006 is unaudited, but in the opinion of management includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period. Interim results are not necessarily indicative of results for the full fiscal year. The balance sheet at March 31, 2007 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
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
Warranty Reserves
The Company offers limited warranty coverage on some of its products (see Note G for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and raw material suppliers, the limited warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from the Company’s estimates and/or changes in claim rates result in revised actuarial assumptions, additional adjustments to the estimated limited warranty liability may be required. These adjustments would be included in cost of sales. The Company’s limited warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within the Company’s self-insured retention limits. The Company has also established additional reserves, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of its General Counsel and other general and administrative staff and are directly impacted by the Company’s overall risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, product liability costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses, and may affect the Company’s operating results in future periods.

Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of December 31, 2007, these plans have instruments outstanding that might require the issuance of 4.9 million shares of common stock to its employees and directors. Stock-based awards under the Company’s employee compensation plans are made with authorized, but unissued, shares reserved for this purpose.
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
FIN 48 also provides guidance on the balance sheet classification of liabilities for UTBs as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, the Company reclassified approximately $1.4 million and $3.8 million of UTBs and related accrued interest from prepaid income taxes payable to current and non-current liabilities, respectively.
As of adoption of FIN 48, the Company believed that it was reasonably possible that our liabilities for UTBs may decrease by $0.6 million to $1.6 million within the succeeding twelve months due to potential tax settlements and resolution of tax issues and examinations.
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
In December 2007, FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”. EITF No. 07-1 requires a company in a collaborative arrangement to present the results of activities for which it acts as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles (GAAP) or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. The Company is required to adopt EITF No. 07-1 for annual periods beginning after December 15, 2008. The Company is currently evaluating the requirements of EITF No. 07-1 and has not yet determined the impact on the Company’s consolidated financial statements.
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
The accompanying unaudited consolidated financial statements for the three and nine months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
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

Cash and available-for-sale investments at December 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$56,315	$—	$—	$56,315
Money market funds	18,646	—	—	18,646
U.S. Government and agency obligations	16,799	6	(1)	16,804
State and Municipal agency obligations	14,596	—	—	14,596
Corporate debt securities	285	1	—	286

Total available-for-sale investments	$106,641	$7	$(1)	$106,647

Included in cash and cash equivalents	$74,961	$—	$—	$74,961
Included in current marketable securities	31,680	7	(1)	31,686

Total available-for-sale investments	$106,641	$7	$(1)	$106,647

Cash and available-for-sale investments at March 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$146,552	$—	$—	$146,552
Money market funds	224,973	—	—	224,973
U.S. Government and agency obligations	23,923	34	(3)	23,954
State and Municipal agency obligations	92,261	1	(1)	92,261

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Included in cash and cash equivalents	$371,525	$—	$—	$371,525
Included in current marketable securities	116,184	35	(4)	116,215

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

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
Inventories at December 31, 2007 and March 31, 2007 consisted of:

(in thousands)	December 31	March 31
Raw materials	$8,075	$5,924
Work in process	7,011	4,961
Finished goods on consignment	16,277	13,402
Finished goods	15,334	13,786

	$46,697	$38,073

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
Property and equipment at December 31, 2007 and March 31, 2007 consisted of:

(in thousands)	December 31	March 31
Land	$190	$55
Buildings	12,837	10,853
Leasehold improvements	23,904	23,099
Furniture, fixtures and equipment	65,291	59,708
Construction in progress	16,173	4,217

	118,395	97,932
Less accumulated depreciation and amortization	(69,785)	(63,249)

	$48,610	$34,683

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

Information on changes in the Company’s accrued product warranty reserves is as follows:

	Nine Months Ended
	December 31,
(in thousands)	2007	2006
Beginning warranty reserves	$14,307	$13,603
Costs of warranty claims	(2,005)	(2,579)
Accruals for product warranties	3,030	3,605
Adjustments made to accruals related to pre-existing warranties	(3,166)	—

Ending warranty reserves	$12,166	$14,629

The total warranty reserve of $12.2 million as of December 31, 2007 is made up of a current portion of $2.4 million included in current liabilities and a long-term portion of $9.8 million included in “Long-term accrued liabilities” on the Consolidated Balance Sheet.
Note H — Comprehensive Income
Comprehensive income is net income adjusted for changes in unrealized gains and losses on marketable securities and foreign currency translation.
Comprehensive income for the three and nine month periods ended December 31, 2007 and 2006 was:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net income	$11,942	$13,628	$43,598	$264,751
Foreign currency translation adjustment	3,407	2,036	11,314	(6,110)
Unrealized (gains) losses on marketable securities and investment activities, net	(14)	(11)	(28)	89

Comprehensive income	$15,335	$15,653	$54,884	$258,730

Note I — Income Taxes
The provision for income taxes for the third quarter of fiscal 2008 and 2007 was computed in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” and was based on projections of total year pre-tax income in accordance with SFAS No. 109, “Accounting for Income Taxes.”
The effective income tax rate was 29.3% and 29.8% for the nine months ended December 31, 2007 and 2006, respectively. The effective rate for the nine months ended December 2007 was lower because of the lower rates on the Company’s international operations which were partially offset by reductions in tax-exempt interest income and amounts provided for under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 on April 1, 2007. The cumulative effect of applying the recognition and measurement provisions upon the adoption of FIN 48 was not material.
During the nine months ended December 31, 2007, the gross amount of our UTBs increased approximately $0.4 million as a result of tax positions taken during the current year, and increased approximately $0.6 million related to tax positions taken in prior years. The majority of these changes impacted the April 1, 2007 balance of our UTBs that, if recognized, would affect our effective tax rate.
As of December 31, 2007, the Company believes that it is reasonably possible that its liabilities for unrecognized tax benefits recorded under FIN 48 may decrease by $0.7 million to $1.6 million within the succeeding twelve months due to potential tax settlements and resolution of tax issues and examinations.
The Company is no longer subject to U.S. federal income tax examinations for years ending on or before March 31, 2004 or to California state income tax examinations for years ending on or before March 31, 2003.
As permitted in Accounting Principles Board Opinion (“APB”) No. 23, “Accounting for Income Taxes - Special Areas”, the Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be permanently reinvested outside the United States.
Note J — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net income from continuing operations: as reported	$12,112	$14,750	$43,885	$41,247
Add back after tax interest expense on convertible notes	802	802	2,406	2,406

Net income from continuing operations for numerator of diluted earnings per share	$12,914	$15,552	$46,291	$43,653

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands)	2007	2006	2007	2006
Net income (loss) from discontinued operations	$(170)	$(1,122)	$(287)	$223,504

Net income: as reported	11,942	13,628	43,598	264,751
Add back after tax interest expense on convertible notes	802	802	2,406	2,406

Net income for numerator of diluted earnings per share	$12,744	$14,430	$46,004	$267,157

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2007	2006	2007	2006
Weighted average outstanding shares: basic	33,602	41,916	36,033	41,898
Restricted grants	308	185	295	112
Shares issuable through exercise of stock options	502	869	613	1,065
Shares issuable through convertible notes	5,177	5,153	5,171	5,150
Shares issuable through warrants	259	1,021	387	723

Weighted average outstanding shares: diluted	39,848	49,144	42,499	48,948

Basic earnings (loss) per share
Continuing operations	$0.36	$0.35	$1.22	$0.98
Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$5.33
Basic earnings per share	$0.36	$0.33	$1.21	$6.32

Diluted earnings (loss) per share
Continuing operations	$0.32	$0.32	$1.09	$0.89
Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$4.57
Diluted earnings per share	$0.32	$0.29	$1.08	$5.46
Employee stock options, restricted shares and performance stock units
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three month period ended December 31, 2007 and December 31, 2006, was approximately 2.9 million and 0.4 million shares, respectively, and 3.1 million and 0.7 million shares for the nine month period ended December 31, 2007 and December 31, 2006, respectively. This calculation is performed on an instrument-by-instrument basis.
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
As described in Note M, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $39.00. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.

For example, using the treasury stock method, if the average price of the Company’s stock during the period ended December 31, 2007 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been -0-, 1.1 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended December 31, 2007 exceeded the $39.00 conversion price of the warrants. The impact of these warrants was that approximately 0.3 million shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended December 31, 2007.
Note K — Stock Options, Restricted Stock and Employee Stock Purchase Plan
Employee Stock Purchase Plan
In September 2005, the Company’s Board of Directors approved an Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to assist the Company in securing and retaining its U.S.-based employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company’s common stock at an initial discount of 5% from the fair market value of its shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company’s success.
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
The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of December 31, 2007, approximately 4,000 shares have been sold under the plan.
The Company’s Long-Term Incentive Plans
The Company has two plans under which equity awards have been issued, the 1991 Plan and the Amended 2000 Long-Term Incentive Plan. The latter was amended and restated by shareholder approval in September 2005 and is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan, and was further amended in November 2005, September 2006 and September 2007 (as amended, the “2005 Plan”). These amendments resulted in an increase in the number of shares of the Company’s common stock available for award grants under the plan by 1.6 million shares with the new aggregate share limit for the 2005 Plan at 7.6 million shares.
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
Restricted Stock
In October 2005, the Compensation Committee of the Board of Directors of the Company granted awards in the aggregate amount of 288,856 restricted shares of Company common stock (the “Restricted Stock”) to the Company’s executive and other officers, and to members of the Board of Directors. Similarly, 209,960 restricted shares were granted during the fiscal year ended March 31, 2007. During the three and nine months ended December 31, 2007, 37,500 and 47,500 restricted shares were granted, respectively. The Restricted Stock vests, and restrictions lapse, with respect to one-fifth of the total number of shares of Restricted Stock on each of the first, second, third, fourth and fifth anniversaries of the award date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the Restricted Stock, and carries specific share holding requirements during such employment or service. Stock compensation expense is recognized over the five-year vesting period of the Restricted Stock grants.
The fair values of shares of restricted stock and performance units are determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the nine months ended December 31, 2007 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2007	346	$47.71
Granted	48	40.73
Restrictions lapsed	(71)	48.05
Forfeited	(29)	41.64

Nonvested at December 31, 2007	294	$46.24

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

Options issued under the Sub-Plan are exercisable, subject to the attainment of EPS targets, which are disproportionately skewed to the achievement of the EPS targets in fiscal 2010 and 2011 over a forty-two month period and expire seven years from the date of grant. They were issued with an exercise price at a premium to the fair market value on the date of grant.
Activity in the stock option plans during the nine months ended December 31, 2007 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance outstanding at March 31, 2007	2,261	$28.13
Granted	2,719	48.26
Exercised	(316)	19.56
Forfeited/expired	(77)	37.75

Balance outstanding at December 31, 2007	4,587	$40.51	6.87	$21,157

Exercisable at December 31, 2007	1,264	$23.96	5.30	$19,564

At December 31, 2007, the 2005 Plan had options for 4.3 million shares granted and outstanding, and 0.3 million shares available for grant. The 1991 Plan had options for 0.3 million shares granted and outstanding at December 31, 2007. No additional options can be granted under the 1991 Plan.
The weighted-average fair value of stock options granted was $12.18 and $12.64 per share for the nine months ended December 31, 2007 and 2006, respectively. There were 2.7 million and 0.2 million stock options granted during the nine months ended December 31, 2007 and 2006, respectively. These values were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	December 31,	December 31,
	2007	2006
Risk-free interest rate	4.3%	4.6%
Expected life (in years)	5.0	5.1
Expected volatility	33.9%	30.0%
Expected dividend yield	1.9%	1.4%
Performance Award Program
In June and July 2006, certain management-level employees received grants of Performance Stock Units (“PSUs”). A PSU gives the recipient the right to receive common stock that is contingent upon achievement of specified pre-established performance goals over a performance period ending March 31, 2009. The performance goals are based upon the Company’s total shareholder return compared to the average total shareholder return reported by the Russell 2500 Growth Index over the performance period.
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

Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of December 31, 2007. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The Fair Value of the PSU’s at the date of grant was determined using a Monte Carlo Simulation Model.
Information regarding our Performance Stock Units during the nine months ended December 31, 2007 is as follows, assuming the maximum distribution under the plan:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2007	307	$6,520
Forfeited	(5)	(109)

Nonvested at December 31, 2007	302	$6,411

The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended		Nine months Ended
	December 31		December 31,
(in thousands)	2007	2006	2007	2006
Stock options	$2,516	$1,297	$4,252	$4,068
Restricted stock	275	1,069	3,279	2,787
Performance units	459	655	1,597	1,348

Total stock-based compensation expense, pre-tax	3,250	3,021	9,128	8,203
Tax benefit from stock-based compensation expense	958	900	2,937	2,289

Total stock-based compensation expense, net of tax	$2,292	$2,121	$6,191	$5,914

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three and nine months ended December 31, 2007 was minor.
As of December 31, 2007, there was $40.0 million of total unrecognized compensation cost related to non-vested awards of stock options, shares of restricted stock and performance stock units. That cost is expected to be recognized over a weighted-average period of 3.1 years. The Company will recognize the total compensation cost on a straight-line basis over the service period of each vesting tranche, assuming EPS targets are met, for the options issued under the Sub-Plan.
Note L — Share Repurchase Program
The Company has a stock repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effects of our employee equity compensation programs and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations in accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.”
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5.0 million shares of the Company’s common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program from 3.3 million to 5.0 million shares. The Company repurchased 4.1 million shares of its common stock for a total purchase price of $166 million under the 10b5 Plan, and this 10b5 Plan terminated on June 15, 2007.

On June 18, 2007, the Company entered into a second stock purchase plan (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing its common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. The Company repurchased 4.8 million shares of its common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 0.8 million shares remained authorized as of December 31, 2007, authorized funding for the 2007 10b5 Plan has been exhausted. The 2007 10b5 Plan terminates on June 17, 2008.
During the three months ended December 31, 2007, the Company repurchased 0.3 million shares of its common stock for a total purchase price of $9.9 million. These purchases were not made under the 2007 10b5 Plan. For the nine months ended December 31, 2007, the Company repurchased 9.0 million shares of its common stock for a total purchase price of $367.7 million, of which 8.7 million shares were purchased for $357.8 million under the 10b5 plans.
In addition to the shares repurchased mentioned above, the Company acquired an additional 8,042 and 13,628 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the three and nine month period ending December 31, 2007, respectively.
As of December 31, 2007, approximately 0.8 million shares remained authorized by the Company’s Board of Directors for future repurchase under the Company’s stock repurchase program. All shares previously repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and to the terms of any 10b5 Plan in place at that time. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased. The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006 and further amended on March 30, 2007.
The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $31.5 million as of December 31, 2007. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note N — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s decision to increase its per share dividend to an amount greater than $0.15 per share per quarter, the conversion price has been adjusted to $28.9736, and each $1,000 principal amount was convertible into 34.51 shares of common stock as of December 31, 2007.
During the quarter, the market price condition was satisfied, giving holders of the notes the option to convert the notes into common shares at the aforementioned adjusted conversion price per share. Concurrent with the issuance of the convertible subordinated notes, the Company purchased a convertible note hedge from Credit Suisse First Boston LLC. The note hedge expires on January 1, 2009 and gives the Company the ability to purchase shares of its common stock equal to the number of shares we are obligated to issue under any convertible notes converted by the holder prior to the hedge expiration date at a purchase price equal to the conversion price of the convertible notes.
Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $39.0030. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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

On July 2, 2007, the Company acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. The debt consists primarily of installment loans with an average term of 6 years and a weighted average interest rate of 3.0%. Approximately €0.4 million was repaid in the nine months ended December 31, 2007, leaving €2.6 million or approximately $3.8 million, of which $2.7 million is considered long term. The loans may be repaid at any time, subject to certain notice requirements of the lenders. See Note S for discussion of this acquisition.
Note N — Short Term Bank Borrowings
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
During the quarter ended June 28, 2006, the Company entered into an amendment to the Credit Agreement (“First Amendment”) to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments. Additionally, the First Amendment releases urology subsidiaries as guarantors, releases the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modifies certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.
On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has one standby letter of credit totaling $0.8 million outstanding which is secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at December 31, 2007, only $199 million was available for borrowings.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of December 31, 2007, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Other Financing
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of December 31, 2007, there was no outstanding balance under this credit facility, and accordingly, $18.6 million was available for borrowing.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of December 31, 2007, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV is obligated to pay, over the 10-year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At December 31, 2007, there was approximately $1.1 million in short term borrowings outstanding. A total of $217.9 million was available under all lines of credit at December 31, 2007, and approximately $216.5 million was available under all lines of credit at March 31, 2007.
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

Note P — Discontinued Operations
In October 2005, the Company announced that it was evaluating strategic alternatives for its urology business that would both enhance shareholder value and enable the Company to focus more fully on its aesthetics business. On May 17, 2006, the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that the Company expects to realize. The sale was completed on June 2, 2006. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” the assets and liabilities related to this transaction were segregated from continuing operations and were reported as assets and liabilities of discontinued operations in the consolidated balance sheets. In addition, operations associated with these segments and other former businesses have been classified as income from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash used in discontinued operations for the nine months ended December 31, 2007 and 2006, was $0.3 million and $95.3 million, respectively.
Net sales from discontinued operations were $38.4 million for the two month period ending June 2, 2006, which represents the period prior to the sale. For the three and nine months ending December 31, 2007, income (loss) before income taxes from discontinued operations was ($0.3) million and ($0.4) million, respectively. In comparison, for the three and nine months ending December 31, 2006, (loss) income before income taxes from discontinued operations was ($1.7) million and $364.6 million, respectively (including a pre-tax gain of $360.5 million on the sale of our Urology Business).
Note Q — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $1.0 million and $0.8 million for the nine month periods ending December 31, 2007 and 2006, respectively.
Note R — Contingencies
Limited warranty and product liability claims are a regular and ongoing aspect of the medical device and biologics industries. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual or by a group of patients purporting to be a class action. The Company is currently involved in a number of product liability legal actions, the outcomes of which are not within its control and may not be known for prolonged periods of time. No individual product liability case or group of cases, in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies”, a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.
The Company carries product liability insurance on all its products. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $2.9 million and $2.7 million at December 31, 2007 and March 31, 2007, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves of $4.4 million and $3.8 million at December 31, 2007 and March 31, 2007, respectively, through its wholly-owned captive insurance company based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.

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
Note S — Business Combinations
Perouse Acquisition
On July 2, 2007 the Company purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin America markets. The Company paid $53.4 million in cash (net of cash acquired). In addition, the Company incurred approximately $0.5 million in acquisition costs, bringing the total purchase price to $53.9 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The fair value of intangible assets acquired was determined based upon an external valuation and for tangible assets the Company used a combination of methods including replacement cost. The results of Perouse operations are included in our consolidated results since acquisition date. Pro forma results of operations for the three and nine months ended December 31, 2007 and 2006, as though the acquisition had taken place at the beginning of each of the periods presented, would not differ significantly from the actual results for those periods.

The following table summarizes the Company’s current estimates of the fair values of the assets acquired and liabilities assumed at July 2, 2007. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities, including obtaining evidence supporting assumed fair values of land and property.

(In thousands)

Cash	$436
Accounts receivable	3,508
Inventory	8,953
Prepaid expenses and other current assets	798

Total current assets	13,695

Property, plant and equipment	4,544
Intangible assets	18,423
Goodwill	31,064
Other assets	39

Total assets acquired	$67,765

Liabilities associated with acquisition:
Accounts payable and accrued liabilities	$7,416
Other long-term liabilities	6,476

Total liabilities assumed	$13,892

Net assets acquired	$53,873

Of the $18.4 million of acquired intangible assets, $8.7 million was assigned to developed technology with a useful life of seven years, $5.4 million was assigned to customer relationships with a four year life for distributors and an eight year life for physicians and hospitals, $0.3 million was assigned to covenant not to compete with a useful life of three years, and $4.0 million was assigned to trade names which have an indefinite life and is therefore not subject to amortization.
Of the $6.5 million in other long-term liabilities, $3.6 million is the long-term portion of deferred taxes related to the intangibles acquired. The remaining $2.9 million is the long-term portion of outstanding bank loans assumed.
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

Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth in Part II under “Item 1A -Risk Factors” or elsewhere in this Report. Forward-looking statements include statements regarding, among other things:
•	our anticipated operating results for fiscal year 2008;

•	our expectations regarding future developments in the markets in which we compete and intend to compete;

•	our anticipated growth strategies;

•	our intention to introduce or seek approval for new products;

•	our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;

•	our anticipated outcomes of regulatory reviews;

•	our anticipated outcomes of litigation; and

•	our ability to replace sources of supply without disruption and regulatory delay.
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
Company Overview
We develop, manufacture, license and market a range of products serving the aesthetic medical market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses (collectively, the “Urology Business.”)
We are headquartered in Santa Barbara, California, with manufacturing and research operations primarily in the United States, The Netherlands and France and employ approximately 1,175 people around the world as of December 31 2007. We also purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, amortization of certain intangibles, freight expense and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, the purchase accounting treatment of acquired inventory, amortization and changes in manufacturing processes and yields.

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
As a result of the sale to Coloplast, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. As a result of this sale, we are focused on the aesthetic medical market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology. For further information regarding this divestiture, see Note P and Note R of the consolidated financial statements.
Recent Events
During the third quarter of fiscal 2008, we began enrollment of our botulinum toxin type A Phase IIIb study for the treatment of rhytides. Enrollment was completed on January 17, 2008.

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
Warranty Reserves
We offer two types of limited warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first nine months of fiscal 2008, we recorded adjustments reducing our warranty reserves as a result of this periodic analysis in the amount of $3.2 million relating to pre-existing warranties. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and raw material suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are generally under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses or discontinued operations, and may affect our results in future periods.

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

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.1	25.1	26.6	26.8

Gross profit	71.9	74.9	73.4	73.2
Selling, general and administrative expense	41.9	43.0	39.6	41.0
Research and development expense	10.4	10.3	11.8	11.1

Operating income	19.6	21.6	22.0	21.1
Interest expense	(1.3)	(1.9)	(1.5)	(2.1)
Interest income	1.2	8.4	2.6	7.3
Other income (expense), net	(0.5)	(0.3)	(0.5)	0.2

Income from continuing operations before income taxes	19.0	27.8	22.6	26.5
Income taxes	5.8	8.2	6.6	7.9

Net income from continuing operations	13.2	19.6	16.0	18.6

Net income (loss) from discontinued operations	(0.2)	(1.5)	(0.1)	0.6
Gain (loss) on sale of discontinued operations	—	—	—	100.2

Net income	13.0%	18.1%	15.9%	119.4%

For the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006
Net Sales
Net sales for the three month period ended December 31, 2007 increased 23.3% to $92.9 million, compared to $75.3 million for the same period in the prior year. Foreign exchange rate movements, primarily the stronger Euro and Canadian Dollar over the same quarter in the prior year had a favorable year-to-year impact on sales of $1.6 million. The increase in net sales was primarily the result of a 23.6% increase in total sales of breast aesthetic products to $81.0 million for the quarter from $65.6 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the United States and Canada during fiscal 2007. Because of this regulatory approval, during fiscal 2008, our U.S. augmentation market experienced a shift from saline-filled breast implants to MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. Increased breast aesthetics sales were also due in part to $4.1 million in incremental sales in the current period from our Perouse Plastie (Perouse) operations. The increase in net sales of breast implants was moderated in the quarter by a slight decrease in unit volume in the U.S. Also contributing to sales growth were the successful domestic launch of NeoForm™ dermis and strong global sales of tissue expanders, both of which are primarily used for breast reconstruction. We anticipate that our breast aesthetic sales in the remainder of fiscal 2008 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets, and incremental sales related to our acquisition of Perouse which was completed early in the second quarter of fiscal 2008. Net sales of body contouring products were $3.9 million for the current quarter which is equal to the same period in the prior year. Other aesthetic products sales increased 35.9% to $8.0 million for the quarter, from $5.9 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including international sales of our dermal fillers, increased sales of Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006, and $0.6 million related to Perouse.

Cost of Sales and Gross Profit
Gross profit increased $10.3 million to $66.7 million for the quarter from $56.4 million in the same period last year. The gross profit percentage decreased to 71.9% of net sales for the quarter compared to 74.9% for the same period in the prior year. The decrease in gross profit percentage was primarily the result of lower margins related to Perouse products, including $1.0 million of additional cost of goods sold as a result of inventory fair value adjustments associated with the Perouse acquisition. Our gross profit percentage benefited from favorable manufacturing variances and lower warranty costs, offset by higher amortization expense and higher international distributor sales and facial sales, which tend to carry lower margins.
Selling, General and Administrative
Selling, general and administrative expenses increased to $38.9 million, or 41.9% of net sales, for the three months ended December 31, 2007, compared to $32.4 million, or 43.0% of net sales, in the same period in the prior year.  The increase was primarily due to Perouse costs in fiscal 2008 of $2.0 million, severance of $1.8 million and $1.7 million of higher compensation expense, including salaries and related costs. Higher marketing expenses in the current year were offset by lower samples expense in the prior year related to the MemoryGel breast implant post-approval launch in the third quarter of fiscal 2007.
Research and Development
Research and development expense was $9.7 million, or 10.4% of net sales, for the three months ended December 31, 2007, compared to the $7.8 million or 10.3% of net sales reported in the same period last year.  This change was primarily due to increases in development costs related to our botulinum toxin project and higher costs related to the requirements of the FDA post-approval conditions. These costs were partly offset by a decrease in clinical study costs related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007, and lower spending for our dermal filler development program with Genzyme.
Interest and Other Income and Expense
Interest expense was $1.2 million and $1.4 million for the three months ended December 31, 2007 and 2006, respectively.  These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $5.3 million to $1.1 million for the three months ended December 31, 2007, compared to $6.3 million in the same period of the prior year, as a result of lower cash and marketable securities balances in the current period, due mainly to our stock buyback program in fiscal 2008 and the acquisition of Perouse.
Other income (expense) primarily includes foreign currency gains or losses related to our foreign operations. Other income (expense) for the three month period ending December 31, 2007 was ($0.5) million as compared to ($0.3) million for the same period in the prior year.
Income Taxes
Our effective tax rate for continuing operations for the three months ended December 31, 2007 was 30.9% compared to 29.4% for the same period in the prior year. The effective tax rate for the three months ended December 31, 2006 is lower than the tax rate for the three months ended December 31, 2007 because of the reinstatement of the federal research and experimentation (R&E) credit in the third quarter of fiscal year 2007.

Income, Net of Income Taxes and Earnings per Share from Continuing Operations
Income from continuing operations was $12.1 million and $14.8 million for the three months ended December 31, 2007 and 2006, respectively. Basic earnings per share was $0.36 and $0.35 for these same respective periods. Diluted earnings per share was $0.32 for both of these same respective periods.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the three months ended December 31, 2007, we had a loss from discontinued operations, net of income taxes, of $0.2 million compared to a loss from discontinued operations, net of income taxes, of $1.1 million for the three months ended December 31, 2006. For further details regarding discontinued operations, see Note P of the Notes to Consolidated Financial Statements.
For the nine month period ended December 31, 2007, compared to the nine month period ended December 31, 2006
Net Sales
Net sales for the nine month period ended December 31, 2007 increased 23.5% to $273.8 million, compared to $221.7 million for the same period in the prior year.  Foreign exchange rate movements, primarily the stronger Euro, Canadian Dollar and British Pound, over the same period in the prior year had a favorable year-to-year impact on sales of $3.2 million. The increase in net sales was primarily the result of a 24.5% increase in total sales of breast aesthetic products to $240.6 million for the nine month period ended December 31, 2007 from $193.2 million for the same period in the prior year.  Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the United States and Canada during the third quarter of fiscal 2007. Because of this regulatory approval, during the first nine months of fiscal 2008, our U.S. augmentation market experienced a shift from saline-filled breast implants to our MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. Increased breast aesthetics sales were also due in part to $8.6 million in incremental sales in the current year from our Perouse operations. We anticipate that our breast aesthetic sales in the remainder of fiscal 2008 will be driven by existing products, particularly sales of our MemoryGel™ products, in all markets, and incremental sales related to our acquisition of Perouse which was completed early in the second quarter of fiscal 2008. Net sales of body contouring products decreased 9.8% to $11.6 million for the first nine months of the current year, from $12.8 million for the same period in the prior year, due in part to our decision in the first quarter of fiscal 2007 to discontinue sale of a number of low margin products within the body contouring product line.  Other aesthetic products sales increased 39.0% to $21.7 million for the first nine months of the current year, from $15.6 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including international sales of dermal fillers and Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006. In addition, other aesthetic product sales include $1.0 million related to Perouse. We expect net sales in the range of $365 million to $370 million for the full fiscal year 2008.
Cost of Sales and Gross Profit
Gross profit increased $38.8 million to $201.0 million for the first nine months of the current year from $162.2 million in the same period last year. The gross profit percentage increased to 73.4% of net sales for the first nine months of the current year compared to 73.2% for the same period in the prior year. During fiscal 2008, we obtained updated actuarial data which resulted in adjustments to our estimated warranty reserves of $2.9 million and $0.3 million, in the first and second quarters of fiscal 2008, respectively. Gross profit was further benefited by favorable manufacturing variances. In addition, fiscal 2007 included additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million. The current year includes a decrease in gross profit percentage related to Perouse products, including $2.3 million of additional cost of goods sold as a result of inventory fair value adjustments. The gross profit percentage also decreased due to inventory adjustments in our foreign offices and higher distributor sales, which tend to carry lower margins. We believe that our gross profit as a percentage of net sales will be in the range of 73% to 75% for the full fiscal year 2008.

Selling, General and Administrative
Selling, general and administrative expenses increased to $108.3 million, or 39.6% of net sales, for the nine months ended December 31, 2007, compared to $90.8 million, or 41.0% of net sales, in the same period in the prior year.  The increase was primarily due to Perouse costs in fiscal 2008 of $3.4 million and $6.5 million of higher compensation expense, including salaries, commissions and recruiting costs. Other increases included $2.0 million related to higher consulting, $1.2 million related to foreign currency fluctuations and $1.9 million in higher promotional and other marketing expenses. We expect selling, general and administrative expenses to be in the range of 39% to 41% of net sales for the full fiscal year 2008.
Research and Development
Research and development expense was $32.2 million, or 11.8% of net sales, for the nine months ended December 31, 2007, compared to the $24.7 million or 11.1% of net sales reported in the same period in the prior year.  This change was primarily due to increases in development costs, including $6.8 million in combined expense related to our botulinum toxin project and our dermal filler development program with Genzyme. Higher costs related to the requirements of the FDA post-approval conditions of $5.2 million in the current year were partly offset by a $1.1 million decrease in clinical study costs. These decreases were partly due to the completion of certain prior year studies and a decrease in expenses related to our silicone gel-filled breast implant regulatory submissions in the United States and Canada for which we received approval in the third quarter of fiscal 2007. In addition, the first nine months of fiscal 2007 includes $1.4 million in severance-related costs. We expect research and development expense to be in the range of 12% to 14% of net sales for the full fiscal year 2008.
Interest and Other Income and Expense
Interest expense was $4.2 million and $4.7 million for the nine months ended December 31, 2007, and 2006, respectively.  These costs include interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $9.0 million to $7.2 million for the nine months ended December 31, 2007, compared to $16.2 million in the same period of the prior year, as a result of lower cash and marketable securities balances in fiscal 2008 due mainly to our stock buyback program and the acquisition of Perouse.
Other income (expense) primarily includes foreign currency gains or losses related to our foreign operations. Other income (expense) for the nine month period ending December 31, 2007 was ($1.4) million as compared to $0.5 million for the same period in the prior year.
Income Taxes
Our effective tax rate for continuing operations for the nine months ended December 31, 2007 was 29.3% compared to 29.8% for the same period in the prior year. The effective rate for the nine months ended December 2007 was lower because of the lower rates on the Company’s international operations which were partially offset by reductions in tax-exempt interest income and amounts provided for under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).

Income, Net of Income Taxes, and Earnings per Share from Continuing Operations
Income from continuing operations was $43.9 million and $41.2 million for the nine months ended December 31, 2007 and 2006, respectively. This equates to $1.22 and $0.98 basic earnings per share and $1.09 and $0.89 diluted earnings per share for these same respective periods. We expect diluted earnings per share from continuing operations to be in the range of $1.36 to $1.40 for the full fiscal year 2008.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For the nine month period ended December 31, 2007, we had a loss from discontinued operations, net of income taxes, of $0.3 million compared to income from discontinued operations, net of income taxes, of $1.3 million for the nine months ended December 31, 2006. For further details regarding discontinued operations, see Note P of the Notes to Consolidated Financial Statements.
Gain on Sale of Discontinued Operations, Net of Income Taxes
For the nine months ended December 31, 2006, we recorded a net gain of $222.2 million after taxes and expenses related to the sale of our Urology Business.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of December 31, 2007, we had cash, cash equivalents and short-term marketable securities of $106.6 million, a decrease of $381.1 million from $487.7 million as of March 31, 2007. The principal components of the decrease in cash, cash equivalents and marketable securities were cash outflows of $367.7 million for common shares repurchased under our share repurchase program, $53.4 million related to the purchase of Perouse, $22.8 million in dividends paid and $13.7 million used for capital expenditures of continuing operations, offset by cash generated from operating activities of continuing operations of $69.6 million, proceeds of $5.0 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan and $84.1 million in net sales of marketable securities.
During the first quarter of fiscal 2007 we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which was subject to customary post-closing adjustments and included non-cash consideration consisting of the value of the indemnification by Coloplast to us related to certain foreign tax credits. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast, an additional $10 million that was held under an escrow agreement in connection with the transaction and an additional $2 million was received from an unrelated third party.
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

The following table summarizes our cash, cash equivalents and marketable securities for the periods noted:

	December 31,	March 31,
(in thousands)	2007	2007
Cash and cash equivalents	$74,961	$371,525
Marketable securities	31,686	116,215

Total cash, cash equivalents and marketable securities	$106,647	$487,740

Percentage of total assets	26%	69%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Nine Months Ended
	December 31,
(in thousands)	2007	2006
Net cash provided by continuing operating activities	$69,624	$65,220
Net cash provided by continuing investing activities	17,024	438,188
Net cash used for continuing financing activities	(383,663)	(102,846)
Net cash used for discontinued operations	(287)	(95,281)
Effect of currency exchange rates on cash and cash equivalents	738	413

Increase (decrease) in cash and cash equivalents	$(296,564)	$305,694

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $69.6 million and $65.2 million for the nine months ended December 31, 2007 and 2006, respectively, was due in part to the net impact of non-cash adjustments to income from continuing operations.  Non-cash adjustments primarily included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation, amortization and deferred income taxes. For the nine month periods ended December 31, 2007 and 2006, operating cash flows were positively impacted in the amount of $9.6 million and $4.0 million, respectively, by changes in working capital balances. Our working capital was $152.0 million at December 31, 2007, and $524.6 million at March 31, 2007.
Cash Provided by (Used for) Investing Activities of Continuing Operations
Historically, cash provided by (used in) investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the nine months ended December 31, 2007, total cash provided by investing activities of continuing operations was $17.0 million, primarily related to capital expenditures of $13.7 million and the purchase of Perouse of $53.4 million, offset by net sales of marketable securities of $84.1 million. For the nine months ended December 31, 2006, total cash provided by investing activities of continuing operations was $438.2 million, which includes the proceeds from the sale of the urology business of $458.1 million. For the nine months ended December 31, 2006, our net purchases of marketable securities totaled $11.9 million and our capital expenditures totaled $7.9 million.  We anticipate our capital expenditures to total approximately $20 million to $25 million in fiscal 2008, as we will continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, and production equipment.

Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin America markets. We paid $53.4 million in cash (net of cash acquired). In addition, we incurred approximately $0.5 million in acquisition costs, bringing the total purchase price to $53.9 million.
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
Cash (Used) Provided by Discontinued Operations
Cash used by discontinued operations was approximately $0.3 million for the nine months ended December 31, 2007 and $95.3 million for the nine months ended December 31, 2006.
Cash Used for Financing Activities of Continuing Operations
Net cash used for financing activities is primarily a result of our stock repurchase program, cash used in payments of dividends, and the net impact of our debt financing activities offset by cash provided by employee stock option exercises.
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
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into such 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. We repurchased 4.1 million shares of our common stock under this 10b5 Plan for a total purchase price of $166 million, and this 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, we entered into a second stock purchase plan (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. As of December 31, 2007, we have repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 0.8 million shares remain authorized as of February 1, 2008, authorized funding for the 2007 10b5 Plan has been exhausted. The repurchase program may be suspended or discontinued at any time.
In addition to the shares we repurchased under the two 10b5 Plans mentioned above, we acquired 0.3 million shares during the third quarter of fiscal 2008 and an additional 13,628 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the nine month period ending December 31, 2007.

Since April 1, 2007 we have repurchased a total of 9.0 million shares for total consideration of $367.7 million.
On December 14, 2007, the Board of Directors declared a quarterly cash dividend payable on our common stock of $0.20 per share. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs.  At the current annual dividend rate of $0.80 per share, the aggregate annual dividend, based on 33.7 million shares outstanding, would be approximately $27.0 million.
We receive cash from the exercise of employee stock options and the employee stock purchase plan (“ESPP”).  Employee stock option exercises and ESPP purchases provided $5.0 million and $22.2 million of cash in the nine months ended December 31, 2007 and 2006, respectively.  Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. We have one standby letter of credit for $750,000 outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at December 31, 2007, only $199 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business.  Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement.  The amendment also amended certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. On March 30, 2007, we entered into a second amendment to the credit agreement to set the maximum amount of cash dividends per share that we can declare or pay in any four consecutive quarters. The second amendment also increased the amount of our common shares and other equity interests we could repurchase. As of February 1, 2008, there were no borrowings outstanding under the Credit Agreement.
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
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and had fully repaid the balance by December 31, 2006. Accordingly, $18.6 million was available under this facility at December 31, 2007.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of December 31, 2007, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.
On July 2, 2007 we acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. Approximately €0.4 million was repaid in the nine months ended December 31, 2007, leaving €2.6 million or approximately $3.8 million, of which $1.1 million is current and $2.7 million is long term. The debt consists primarily of installment loans with an average term of 6 years and a weighted average interest rate of 3.0%.

At December 31, 2007, we had approximately $1.1 million in short term borrowings and $2.7 million in long term debt outstanding.  The total amount of additional borrowings available to us under all lines of credit was $217.9 million at December 31, 2007, and $216.5 million at March 31, 2007.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $28.9736 and each $1,000 principal amount will be convertible into 34.5142 shares of common stock. Concurrent with the issuance of the convertible subordinated notes, we entered into convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $39.0030.
During the quarter, the market price condition was satisfied, giving holders of the notes the option to convert the notes into common shares at the aforementioned adjusted conversion price per share.  The warrant holder also has the right to purchase 5.2 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $39.0030 per share.
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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), our Puragen™ Plus PMA, other dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business.  Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad.  In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer review and approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications.  If we incur significant unanticipated expenses (for example, in connection with post-market patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry by government agencies in this regard.
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
From time to time, legislative or regulatory proposals are introduced that, if implemented, could alter the review and approval process relating to medical devices, combination products, biologics, or related to the sale of our products.  It is possible that the FDA or other governmental authorities will issue additional regulations, which could further reduce or restrict the sales of either our presently marketed products or products under development.

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
In particular, we face competition from Allergan, Inc., which in March 2006 acquired Inamed Corporation, our then largest competitor in the U.S. and internationally for our breast aesthetics product line. As a result of Allergan’s acquisition of Inamed, we are now competing against a much larger company with a larger portfolio of aesthetic medicine products, which may enable Allergan to compete more effectively with us. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative sizes, some of the smaller competitors have strong market positions in their home markets, which increases the challenges associated with maintaining and growing our international business. Within the U.S., we compete with Allergan, and another company has publicly stated that it will have FDA approval of competitive products in the near future.

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
Certain elective procedures, such as breast augmentation, body contouring and facial injections, which comprise the majority of our revenues, are not covered by insurance.  Adverse changes in the economy or other conditions or events may have an adverse effect on consumer spending, cause consumers to reassess their spending choices, and reduce the demand for these surgeries.  Any such changes, conditions or events could have an adverse effect on our sales and results of operations. In particular, uncertainties in the U.S. economy that were observed in the third fiscal quarter of 2008 may adversely affect discretionary consumer spending and may adversely affect our revenue.
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
We agreed to indemnify Coloplast against specified losses in connection with the June 2006 sale of our urology business and generally retain responsibility for various legal liabilities that accrued prior to closing. We also made representations and warranties to Coloplast about the condition of our urology business. If Coloplast makes an indemnification claim because it has suffered a loss or a third party has commenced an action against Coloplast, we may incur substantial expenses resolving Coloplast’s claim or defending Coloplast and ourselves against the third party action, which would harm our operating results. In addition, our ability to defend ourselves may be impaired because our former urology business employees are now employees of Coloplast or other companies, and our management may have to devote a substantial amount of time to resolving the claim. In addition, these indemnity claims may divert management attention from aesthetics business. It may also be difficult to determine whether a claim from a third party stemmed from actions taken by us or Coloplast, and we may expend substantial resources trying to determine which party has responsibility for the claim.
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
Significant damage to or the loss of our manufacturing facilities could adversely affect our ability to manufacture and/or sell many of our products. In addition, we currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone.  The manufacturing of our products is complex and highly regulated, and any changes to our products may result in delays or disruptions of our manufacturing capacity or the manufacturing capacity of our third-party suppliers. In the event that our manufacturing plants or third-party suppliers cannot meet our requirements, we cannot guarantee that we would be able to produce enough manufactured goods or obtain a sufficient amount of quality raw materials from other suppliers in a timely manner.  We also depend on third-party manufacturers and suppliers for components and licensed products.  In connection with the sale of our urology business to Coloplast, we have entered into a supply agreement with Coloplast for certain components of our breast aesthetic products and Coloplast is our sole source for these components, and if we were unable to obtain the supply, our business would be harmed.  We may determine that we do not want to continue to purchase products from Coloplast, or Coloplast may be unable to meet our needs in a timely manner, either of which may disrupt our business during the period we negotiate a supply agreement with and qualify the manufacturing process of a third party or begin production of the components ourselves.  In addition, we depend on Genzyme for the supply of dermal filler products, Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures, and Niadyne, Inc. for the supply of NIA-24, and if we were no longer able to satisfy demand for these products through our relationships with Genzyme, Tutogen Medical and Niadyne, respectively, our business could be harmed. If there is a disruption in the supply of any of these single or sole source products, our future sales and results of operations would be adversely affected.

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
Our common stock trades on the New York Stock Exchange under the symbol “MNT.”  On February 1, 2008, the closing price of our common stock on the New York Stock Exchange was $32.77 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes (“notes”) due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $28.9736 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies by our competitors and the timing of significant orders and shipments.

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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $39.0030 per share at the current warrant strike price).  In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.
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
On June 18, 2007 we entered into a second stock purchase plan (“2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5-1 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5 million shares. We have repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 0.8 million shares remain authorized as of February 1, 2008, authorized funding for the 2007 10b5 Plan has been exhausted. The 2007 10b5 Plan terminates on June 17, 2008. The repurchase program may be suspended or discontinued at any time.
During the three months ended December 31, 2007 the Company repurchased 0.3 million shares of its common stock for a total purchase price of $9.9 million and 8,000 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants. These purchases were not made under any 10b5-1 Plan.

The table below sets forth certain share repurchase information for the quarter ended December 31, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES (1) (2) (3)

				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
(in thousands	of Shares		Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs
October 1 – October 31, 2007	—		$—	—	1,074
November 1 – November 30, 2007	263	(4)	40.47	263	811
December 1 – December 31, 2007	—		—	—	811

Total	263		$40.47	263	811

(1)	During the period, no shares were purchased under the 2007 10b5 Plan.

(2)	In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program. The initial authorization was for the repurchase of up to one million shares. Subsequently, the Board of Directors has authorized the repurchase of an additional 31.0 million shares, including 5.0 million, 1.7 million and 5.0 million shares in June 2007, June 2006 and March 2006, respectively. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

(3)	We have not set a date for the stock repurchase program to expire.

(4)	Balance includes approximately 8,000 shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.
Item 4. — Submission of Matters to a Vote of Security Holders
None.
Item 5. — Other Information
None.

Item 6. — Exhibits

3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 – Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Articles of Amendment to Restated Articles of Incorporation of Mentor Corporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 – Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 1991 Long-Term Incentive Plan as amended and restated as of September 17, 2007.

10.2*	Mentor Corporation 2005 Long-Term Incentive Plan as amended and restated as of September 17, 2007.

10.3*	Separation and Release Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.4*	Consulting Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.5*	Form of Indemnity Agreement between Mentor Corporation and Michael O’Neill – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

10.6*	Employment Agreement, dated November 13, 2007, between Mentor Corporation and Michael O’Neill – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

10.7*	Amended and Restated Employment Agreement with Joshua Levine dated as of December 21, 2007.

10.8*	Amended and Restated Employment Agreement with Michael O’Neill dated as of December 21, 2007.

10.9*	Amended and Restated Employment Agreement with Joseph A. Newcomb dated as of December 21, 2007.

10.10*	Amended and Restated Employment Agreement with Edward S. Northup dated as of December 21, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MENTOR CORPORATION
(Registrant)

MENTOR CORPORATION
DATE: February 6, 2008	/s/ JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer (Principal Executive Officer)

DATE: February 6, 2008	/s/ MICHAEL O’NEILL
Michael O’Neill
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 – Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Articles of Amendment to Restated Articles of Incorporation of Mentor Corporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 – Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation 1991 Long-Term Incentive Plan as amended and restated as of September 17, 2007.

10.2*	Mentor Corporation 2005 Long-Term Incentive Plan as amended and restated as of September 17, 2007.

10.3*	Separation and Release Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.4*	Consulting Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.5*	Form of Indemnity Agreement between Mentor Corporation and Michael O’Neill – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

10.6*	Employment Agreement, dated November 13, 2007, between Mentor Corporation and Michael O’Neill – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 13, 2007.

10.7*	Amended and Restated Employment Agreement with Joshua Levine dated as of December 21, 2007.

10.8*	Amended and Restated Employment Agreement with Michael O’Neill dated as of December 21, 2007.

10.9*	Amended and Restated Employment Agreement with Joseph A. Newcomb dated as of December 21, 2007.

10.10*	Amended and Restated Employment Agreement with Edward S. Northup dated as of December 21, 2007.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.