Form 10-K
period 2008-03-31
MENTOR CORP /MN/
filed 2008-05-30
CIK 64892

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
March 31, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Based on the closing sale price on the New York Stock Exchange as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 28, 2007), the aggregate market value of the Common Shares of the Registrant held by non-affiliates of the Registrant was approximately $1,314,500,013. For purposes of this calculation, shares held by each executive officer, director and holder of 10% or more of the outstanding shares of the Registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 23, 2008, there were approximately 33,759,970 Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on September 15, 2008 are incorporated by reference into Part III of this Form 10-K.

MENTOR CORPORATION

PART I
FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, when we refer to “Mentor,” “we,” “us,” “our,” or the “Company” in this Form 10-K, we are referring to Mentor Corporation and its subsidiaries on a consolidated basis. Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the U.S. Securities and Exchange Commission (the “SEC”), in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under “Item 1A -Risk Factors” or elsewhere in this Form 10-K. Forward-looking statements include statements regarding, among other things:
•	Our anticipated operating results for fiscal 2009;
•	Our expectations regarding future developments in the markets in which we compete and intend to compete;
•	Our anticipated growth strategies;
•	Our intention to introduce or seek approval for new products;
•	Our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;
•	Our anticipated outcomes of regulatory reviews;
•	Our anticipated outcomes of litigation; and
•	Our ability to replace sources of supply without disruption and regulatory delay.
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

ITEM 1. BUSINESS.
Mentor Corporation was incorporated in Minnesota in 1969. Our fiscal year ends on March 31, and references to fiscal 2008, fiscal 2007 or fiscal 2006 refer to the years ended March 31, 2008, 2007 or 2006, respectively.
General
We develop, manufacture, license and market a range of products serving the aesthetic medical market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial rejuvenation products including various types of products for skin restoration. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses. We currently operate in one business segment — aesthetic products.
Principal Products and Markets
Our aesthetic products fall into three general categories: breast aesthetics, body contouring, and other aesthetics which includes facial aesthetics products. These three product lines are considered one segment for financial reporting purposes. Net sales for each of these product categories and the percentage contributions of such net sales to total net sales are as follows:

	Year Ended March 31,
	2008		2007		2006
(in thousands)	Amount	%	Amount	%	Amount	%
Breast aesthetics	$328,027	87.9%	$262,556	87.0%	$233,189	87.0%
Body contouring	15,212	4.1%	16,734	5.5%	17,782	6.6%
Other aesthetics, including facial products	29,969	8.0%	22,684	7.5%	17,301	6.4%

Total	$373,208	100.0%	$301,974	100.0%	$268,272	100.0%

We develop, produce, and market a broad line of breast implants, including saline-filled implants and silicone gel-filled (MemoryGel™ and Contour Profile® brand) implants. Our breast implants consist of a silicone elastomer shell that is either filled during surgery with a saline solution or pre-filled during the manufacturing process with silicone gel. Our MemoryGel™ breast implants incorporate silicone gel with varying degrees of cohesiveness. Additionally, our implants have either a smooth or textured surface and are provided in a variety of sizes and shapes to meet the varying preferences and needs of patients and surgeons.
Breast implants have applications in both cosmetic and reconstructive plastic surgery procedures. These implants are used in augmentation procedures to enhance breast size and shape, correct breast asymmetries and help restore fullness after breast feeding. During reconstruction procedures, breast implants are utilized as a surgical solution to create a breast mound following a mastectomy. Breast reconstruction is a surgical option for many women following a mastectomy, either at the time of surgery or at a later date.
We estimate the size of the markets for our products using external data and management judgment. We believe the worldwide breast aesthetics market to be approximately $800 million to $850 million per year.
We work actively with FDA as we seek approvals of our pre-market approval applications and our biologic license applications, as well as when we carry out our post-approval conditions. We also work with non-U.S. agencies related to these processes. Following are some key dates related to these activities:
•	During the third quarter of fiscal 2008, we began enrollment of our botulinum toxin type A Phase IIIb study for the treatment of glabellar rhytides (frown lines). Enrollment was completed in January 2008. In February 2008, we began enrollment for our Phase IIIc study, and enrollment was completed in April 2008.
•	In February 2008, FDA approval was received for Prevelle™ Silk, a hyaluronic acid dermal filler containing lidocaine that is manufactured by Genzyme Corporation and distributed by us.

•	Our MemoryGel™ breast implants have been approved by FDA subject to post-approval conditions, including a Post-Approval Study (PAS). To date, we have enrolled over 33,000 patients toward the PAS enrollment goal of 42,900 patients. We anticipate concluding enrollment by the end of calendar year 2008.
•	Our Contour Profile Gel™ breast implants submission was filed with FDA in September 2006 and is under review by the agency.
We carry a full line of breast reconstruction products including the Contour Profile Tissue Expander (“CPX™”) family of breast expanders. These expansion products, used in the first-stage of a two-stage breast reconstruction, create a pocket that will ultimately hold the breast implant that is placed in a second-stage operation. All CPX devices utilize our proprietary, self-sealing BufferZone®™ technology and Centerscope™ injection port locators.
We offer a line of extremity tissue expanders. Extremity tissue expansion involves the process of growing additional tissue for reconstruction and skin graft procedures. Some common applications for extremity tissue expanders include the correction of disfigurements such as burns, large scars and congenital deformities.
With respect to body contouring, we market a complete line of liposuction products and disposable supplies. We estimate the worldwide market for body contouring products to be approximately $40 million to $65 million per year.
Our “other aesthetics” category includes Mentor Solutions and facial aesthetics. The Mentor Solutions group offers software, consulting and business management tools to help plastic surgeons grow their business. In facial aesthetics, we supply dermal filler products and cosmeceutical products that help plastic surgeons and dermatologists treat a variety of skin conditions. We estimate the worldwide market for dermal filler products to be approximately $700 million to $800 million per year. Currently, in the U.S. we sell Prevelle™ Silk, a hyaluronic acid-based dermal filler with lidocaine that is manufactured by Genzyme and is used for the correction of facial lines and wrinkles. Outside of the U.S., we sell the following dermal filler products: (a) Puragen Plus™, our double cross-linked hyaluronic acid-based dermal filler with lidocaine; and (b) Prevelle™, a hyaluronic acid-based dermal filler without lidocaine that is manufactured by Genzyme. These products complement each other by offering treatment options for a wide variety of patients looking for wrinkle correction. We continue to pursue FDA approval for Puragen Plus in the U.S. and for Prevelle Silk in certain territories outside of the U.S. In addition, as part of our commercialization agreement with Genzyme, we are pursuing FDA approval of dermal gel extra, a “next-generation” hyaluronic acid-based dermal filler product.
Our cosmeceutical products are the NIA 24™ line of science-based products that are used to improve and restore the healthy appearance of the skin, which we distribute pursuant to an agreement with Niadyne, Inc.
Most of our sales take place in the U.S., and the majority of such sales are not subject to reimbursement by the government or third parties. Economic conditions can adversely affect the sales of our products, as described in the preceding sentence, because the end-users of our products may react to employment levels, energy and fuel costs, interest rates and other factors that can reduce consumer discretionary spending.
We are developing a botulinum toxin type A product utilizing proprietary technology. We estimate the worldwide market for botulinum toxin products to be greater than $1 billion per year, of which approximately 50% relates to therapeutic uses and 50% to cosmetic use. The only therapeutic indication that we are currently conducting clinical trials in is cervical dystonia (torticollis). We have completed our Phase I and Phase II studies for the treatment of glabellar rhytides (frown lines). The Phase III studies are comprised of three separate protocols, two of which were submitted to FDA as Special Protocol Assessments. The first is a single treatment safety and efficacy study, while the second is a repeat treatment safety and efficacy trial. The third study is designed to collect long term safety data over a three-year period. We have completed enrollment in all three of our Phase III studies. Additionally, in early fiscal 2007, we initiated the United States Phase I dose-escalation study focused on the treatment of adult-onset spasmodic torticollis/cervical dystonia. This study is now closed to enrollment.

Sales and Marketing
We employ a direct sales force domestically for our aesthetic surgery and facial product lines, as well as specialists to support our body contouring product line. The sales force provides product information training, data support and related services to physicians, nurses and other health care professionals. We promote our products through participation in and sponsorship of medical conferences and educational seminars, specialized websites, journal advertising, direct mail programs, and a variety of marketing support programs. One of our most successful marketing initiatives in fiscal 2008 has been our Mentor Masters Series, which is an ongoing educational event that allows physicians to visit our manufacturing facility in Dallas, Texas and see first hand how our breast aesthetics products are manufactured. We are currently the only company that manufactures breast implants in the United States. We employ rigorous quality standards carried out by our long-tenured staff. In addition, we support our physicians and their staff through ongoing education at our Mentor Paragon Forum educational events. These educational symposia are hosted around the globe and feature leading experts on the latest developments and techniques in breast aesthetics surgery.
In February 2008 we launched a new consumer website under the domain name LoveYourLook.com. This website features unique educational tools and support forums to help consumers educate themselves on procedures and find qualified surgeons in their area. In addition, we recently signed a co-marketing agreement with Le Mystere, a manufacturer of high-end lingerie and bras designed specifically for patients undergoing breast surgery.
We contribute to organizations that provide counseling and education for patients suffering from certain conditions (such as breast cancer survivors or breast reconstruction support organizations), and we provide our physicians with educational materials related to our products for use with their patients.
International Operations
We distribute most of our product lines to markets outside of the U.S., principally to Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, France, the United Kingdom, Germany, Spain, Italy and Australia, as well as through independent distributors in other countries. Total foreign net sales for continuing operations, (which are made through distributors and direct international sales offices) were $116.0 million, $84.2 million and $75.5 million, in fiscal 2008, 2007 and 2006, respectively. Other than sales made through our international sales offices, which are denominated in the local currency of the respective sales office, international sales are generally made in U.S. dollars.
In addition, we manufacture breast implants in the Netherlands, France and Mauritius. During fiscal 2007, we recorded a $2.6 million impairment charge related to our decision to close our manufacturing and research facility in Scotland. Total long-lived assets, excluding those related to discontinued operations, located in foreign countries were $86.1 million and $21.5 million as of March 31, 2008 and 2007, respectively.
On July 2, 2007, we purchased all of the outstanding shares of Perouse Plastie SAS (“Perouse”), a medical device company based in Bornel, France. Perouse is a manufacturer and distributor of silicone gel breast implants for a number of established and emerging international markets and sells its products under the Perouse Plastie Perthese® brand. Perouse’s primary manufacturing facility is located in France and a second facility is located in Mauritius.
For additional information regarding our international operations, see “Note U — Segment Information for Continuing Operations” of the “Notes to Consolidated Financial Statements.”
Competition
We believe that we are one of the leading worldwide suppliers of cosmetic and reconstructive surgery products. In the domestic breast implant market, we compete primarily with one other company, Allergan, Inc. (“Allergan”), which acquired Inamed Corporation, our largest competitor in the U.S. in terms of our breast aesthetics products, in March 2006. As a result of Allergan’s acquisition of Inamed, we now compete with a much larger company. The principal competitive factors in this market are product performance and quality, range of styles and sizes, proprietary design, warranty programs, customer service and, in certain instances, price. In addition to current competition from Allergan, there is a strong possibility of additional competition from new entrants into the U.S. market. Several companies have clinical studies underway to receive FDA approval to market their own silicone- and saline-filled breast implants. Outside the U.S., we compete with Allergan and various smaller competitors. Notwithstanding relative company sizes, some of the smaller competitors have strong positions in their home markets, which intensifies the challenges associated with maintaining and growing our international business.

In facial aesthetics, we are a new entrant in the worldwide market and consequently are not a leading competitor. The commercialization agreement reached with Genzyme for hyaluronic acid dermal fillers is expected to provide significant future benefit as we access their manufacturing and research and development expertise in hyaluronic acid technology. Many competitors, both domestically and internationally, exist in the facial aesthetics market; some of these competitors have hyaluronic acid-based products similar to our own, while others have different products and technologies.
Several companies are currently selling botulinum toxin products for facial aesthetics as well as multiple therapeutic indications in global markets outside the United States. Inside the United States, Allergan and one other company distribute the only approved botulinum toxin products, although several other companies have botulinum toxin products in clinical trials. Those companies are seeking additional indications and other companies are pursuing regulatory approval.
Government Regulations
General
Our manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies. These agencies inspect our processes and facilities from time to time to determine whether we are in compliance with various regulations relating to manufacturing practices and other requirements. These agencies have the power to prevent or limit further marketing of products based upon the results of these inspections. These regulations depend heavily on administrative interpretation. Future interpretations made by these agencies could adversely affect us. Failure to comply with these agencies’ regulatory requirements may result in enforcement action, including product recalls, suspension or revocation of product approval, seizure of product to prevent distribution, imposition of injunctions prohibiting product manufacture or distribution, and civil or criminal penalties.
Advertising and promotion of medical devices and biologic products are regulated by the FDA, the Federal Trade Commission (“FTC”), other federal and state agencies in the U.S., and by comparable agencies internationally. A violation of regulatory requirements governing promotional activities could lead to imposition of various penalties, including warning letters, product recalls, injunctive relief, and civil or criminal penalties.
Products and materials manufactured internationally may come under U.S. Department of Homeland Security regulation and oversight from time to time and could be considered for restricted entry into the U.S. by FDA and U.S. Customs. The restricted entry of such products and materials could affect the manufacturing and sale of product domestically and internationally. Our products may also be subject to export control regulations.
We have incurred, and will continue to incur, substantial expenses related to laboratory and clinical testing of new and existing products, as well as any fees related to the preparation and filing of documents required by FDA for approval, pre-market approval, or clearance. The process of obtaining approval, pre-market approval or clearance can be time-consuming and expensive, and there is no assurance that such approvals or clearances will be granted. We may also encounter delays in bringing new products to market as a result of being required by FDA to conduct and document additional investigations of product safety and effectiveness, which may adversely affect our ability to commercialize new products or additional applications for existing products.

U.S. Regulation of Medical Devices
Under the federal Food, Drug, and Cosmetic Act (“FDCA”) as amended, the FDA has the authority to adopt regulations that: (i) set standards and general controls for medical devices; (ii) require demonstration of safety and effectiveness or substantial equivalence to a legally marketed device prior to marketing devices for which the FDA requires pre-market approval or clearance; (iii) require laboratory and/or animal test data to be submitted to the FDA prior to testing of devices in humans; (iv) establish Good Manufacturing Practices (“GMPs”), referred to as Quality System Regulation (“QSR”), that must be followed in device manufacture; (v) permit detailed inspections of device manufacturing facilities for compliance with QSR; (vi) require compliance with certain labeling requirements; (vii) require reporting of certain adverse events, device malfunctions, and other post-market information to the FDA; and (viii) prohibit device exports that do not meet certain requirements. The FDA also regulates marketing and promotional activities by device companies. Essentially, all of our currently marketed products are medical devices and, therefore, are subject to regulation by the FDA in the U.S. and analogous governmental agencies in countries outside the U.S. to which we export our products. We expect other products in development and under regulatory review, such as Puragen Plus™, to be subject to FDA regulation as medical devices.
The FDCA established complex procedures for FDA regulation of devices. Devices are placed in three classes: Class I (general controls, such as establishment registration, device listing, and labeling requirements); Class II (special controls, such as industry standards or FDA guidance documents, in addition to general controls); and Class III (a pre-market approval application (“PMA”) before commercial marketing). Class III devices are the most extensively regulated. Class III devices require each manufacturer to submit to the FDA a PMA that includes information demonstrating the safety and effectiveness of the device. The majority of our aesthetic surgery products are in Class III.
In November 2006, the FDA approved our PMA application for our MemoryGel™ round silicone gel-filled breast implants for breast augmentation, reconstruction and revision. Pursuant to conditions of approval set forth in the FDA’s approval letter, we are required to conduct a large, post-approval study following 42,900 women for 10 years after receiving breast implants. The FDA often requires post-approval studies to answer important questions that can only be answered once a product is in broader use, such as the incidence of rare adverse events. Accordingly, the post-approval studies for our MemoryGel silicone gel-filled breast implants are designed to gather information about the implants and to provide this data to the FDA. We are incurring, and expect to continue to incur, additional expenses in connection with the conduct of this study, which could be substantial.
In September 2006, we submitted the completed modular PMA application to the FDA for our Contour Profile® silicone gel-filled breast implant products (“CPG®”). The application is currently under review.
Regulation of Biologics
Our botulinum toxin product under development is regulated by the FDA as a biological product under the Public Health Service Act and is subject to regulations and requirements on preclinical and clinical testing, manufacture, labeling, quality control, storage, advertising, promotion, marketing, distribution and export. Prior to commercial sale of a biological product, a Biologics License Application (“BLA”) that includes results from required, well-controlled clinical trials to establish the safety and effectiveness for the product’s intended use, and specified manufacturing information, must be submitted to and approved by the FDA. FDA inspection of the manufacturing facility during review of the BLA is required to ensure that manufacturing processes conform to FDA-mandated GMPs. Continued compliance with GMPs is required after product approval, and post-approval changes in manufacturing processes or facilities, product labeling, or other areas require FDA review and approval. We are also subject to regulation by several other agencies in the U.S., such as the Department of Health and Human Services and the Centers for Disease Control, due to the nature of the biological agent used to manufacture our botulinum toxin product (Clostridium botulinum type A). The product is still in the development phase. Failure to comply with the regulations and requirements of these various agencies could affect our ability to manufacture and commercialize the product and may have a significant negative future impact on sales and results of operations.
Additional Regulations
As a manufacturer of medical devices and biologics, our manufacturing processes and facilities are subject to regulation and review by international regulatory agencies for products sold internationally, most notably in Canada and the European Union (“EU”).
In October 2006, Health Canada approved Medical Device Licenses for our round and Contour Profile Gel silicone gel-filled breast implants.

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
Our botulinum toxin product, which is a biologic, will be regulated as medicinal products in the EU and, as such, will require a marketing authorization before they can be introduced into the market. There are three routes by which this can be achieved: the centralized procedure whereby an approval granted by the European Commission permits the supply of the product in question throughout the EU; the Mutual Recognition Procedure (“MRP”) whereby a marketing authorization is granted by one national authority and is subsequently recognized by the authorities of the other member states in which we intend to supply the products; or the decentralized procedure, whereby an application for a marketing authorization is submitted simultaneously to the member states in which we intend to supply the products. The centralized procedure is compulsory for biotechnology products and is optional for certain high-technology products. All such products which are not authorized by the centralized route must be authorized by the MRP or the decentralized procedure unless the product is designed for a single EU country, in which case a national application can be made. In each case, the application must contain full details of the product and the research that has been carried out to establish its efficacy, safety and quality.
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
Environmental Regulation
We are subject to federal, state, local and foreign environmental laws and regulations. Our manufacturing and research and development activities involve the controlled use of potentially hazardous materials, chemicals and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make expenditures for environmental protection, we do not anticipate any additional significant expenditures in complying with such laws and regulations that would have a material impact on our results of operations or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot provide any assurance, however, that environmental claims will not develop in the future, including claims for indemnification, relating to our operations or properties owned or operated by us, or those properties previously owned by us and divested as part of the transaction with Coloplast, nor can we predict whether any such claims, if they were to develop, would require significant expenditures on our part. Violations of environmental health and safety laws could occur in the future as a result of the inability to obtain permits, human error, equipment failure or other causes, which could result in fines and penalties or adversely affect our operating results and harm our business. In addition, environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations.
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

Medicare, Medicaid and Third-Party Reimbursement
Health care providers that purchase medical devices, such as our products, sometimes rely on third-party payors, including the Medicare and Medicaid programs and private payors, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. In the United States, our aesthetics products are sold principally to hospitals, surgery centers and surgeons. We invoice our customers and they remit directly to us. In some cases, the patient and the procedure may be eligible for reimbursement by third-party payors, including Medicare, Medicaid and other similar programs, but this coverage is invisible to us on a case-by-case basis. However, we are aware that some of our customers are being reimbursed, in full or in part, for our products or for procedures that utilize our products. The majority of procedures that utilize our products are not reimbursable by these third-party payors. Nevertheless, reimbursement can be a significant market factor when the product cost represents a major portion of the total procedure cost and the reimbursement for that procedure (or alternative procedures) is changing or influencing treatment decisions. As a result, demand for our products is dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting in which the product is furnished and utilized by patients. In addition, if our botulinum toxin is approved for therapeutic indications, it will be subject to these coverage and reimbursement policies.
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
A portion of our revenue is derived from our customers who operate inpatient hospital facilities. Acute care hospitals are generally reimbursed by Medicare for inpatient operating costs based upon prospectively determined rates. Under the Prospective Payment System, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, into which each Medicare beneficiary stay is assigned, regardless of the actual cost of the services provided. Certain additional or “outlier” payments may be made to a hospital for cases involving unusually high costs. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing our products. Rather, reimbursement for these costs is deemed to be included within the DRG-based payments made to hospitals for the services furnished to Medicare-eligible inpatients in which our products are utilized. Because PPS payments are based on predetermined rates and are often less than a hospital’s actual costs in furnishing care, acute care hospitals have incentives to lower their inpatient operating costs by utilizing equipment, devices and supplies that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. Our product revenue could be affected negatively if acute care hospitals discontinue product use due to insufficient reimbursement, or if other treatment options are perceived to be more profitable.

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
CMS proposes and, after consideration of public comment, implements annual changes to OPPS and payment rates for the following calendar year. The OPPS methodology determines the amount hospitals will be reimbursed for procedures performed on an outpatient basis and determines the profitability of certain procedures for the hospital, which may impact hospital purchasing decisions.
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

The False Claims Act also allows a private individual to bring a “qui tam” suit on behalf of the government for violations of the False Claims Act, and if successful, the “qui tam” individual shares in the government’s recovery. A qui tam suit may be brought, with only a few exceptions, by any private citizen who has material information of a false claim that has not yet been previously disclosed. Recently, the number of qui tam suits brought in the health care industry has increased. In addition, several states have enacted laws modeled after the False Claims Act.
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
Product Development
We are focused on the development of new products and improvements to existing products, as well as on obtaining FDA and other regulatory approval of certain products and processes, and we maintain the highest quality standards of existing products. During fiscal years 2008, 2007 and 2006, we spent a total of $45.0 million, $35.0 million and $29.0 million, respectively, for research and development primarily in support of our silicone gel breast implant regulatory submissions in the United States and Canada, post-approval study costs related to our silicone gel-filled breast implants, laboratory testing and clinical studies for our hyaluronic acid-based dermal fillers and our botulinum toxin development projects.
Patents and Licenses
It is our policy to protect our intellectual property rights relating to our products whenever possible and appropriate. Our patents and licenses relating to continuing operations include those relating to tissue expanders, breast implant manufacturing and design technologies, botulinum toxin, hyaluronic acid dermal fillers, and body contouring (liposuction) equipment. We believe that although our patents and licenses are material in their totality, no single patent or license is material to our business as a whole.
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
Raw Material Supply and Single Source Suppliers
We obtain certain raw materials and components for a number of our products from single source suppliers, including our implant quality silicone elastomers and gel materials for breast implants and certain components used for those implants. We believe our sources of supply could be replaced if necessary, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause an interruption in our ability to manufacture our products and potentially have a material negative impact on sales. No significant interruptions to raw material supplies occurred during fiscal 2008.

Our saline-filled and MemoryGel™ breast implants and other products are available for sale in the U.S. under FDA approvals and/or clearances. A change in raw material, components or suppliers for products may require a new FDA submission, and subsequent review and approval. There is no assurance that such a submission would be approved without delay, or at all. Any delay or failure to obtain approval may have a significant adverse impact on our sales and results of operations.
We depend on Genzyme for the supply of Prevelle™ Silk, which is a hyaluronic acid dermal filler product with lidocaine we distribute in the U.S. and Prevelle™, a hyaluronic acid dermal filler we distribute internationally; Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures; and Niadyne, Inc. for the supply of NIA-24, a line of science-based, cosmeceutical products used to improve and restore the healthy appearance of the skin. We also rely on a contract manufacturing facility to perform fill/finish operations for our botulinum toxin. This facility must comply with all applicable regulations and must undergo successful FDA inspection in order to complete our BLA.
Seasonality
Our quarterly results reflect slight seasonality, as the second fiscal quarter ending in September tends to have the lowest revenue and profitability of all of the quarters. This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacation during this quarter.
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
Employees
As of March 31, 2008, we employed approximately 1,190 people, of whom 650 were in manufacturing, 288 in sales and marketing, 101 in research and development and 151 in finance and administration. We have never had a work stoppage due to labor difficulties, and we consider our relations with our employees to be satisfactory.
Discontinued Operations
On May 17, 2006, we entered into a definitive purchase agreement with Coloplast for the sale of our surgical urology and clinical and consumer healthcare business segments. Total consideration was $463 million, including $456 million in cash and $7 million consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that arose from the transaction. On June 2, 2006, we completed this sale to Coloplast and the post-closing adjustment of $2.7 million was paid by us to Coloplast in the fourth quarter of fiscal 2007. Pursuant to the terms of the purchase agreement, an escrow fund was established with $10 million withheld from the purchase price to secure our indemnification obligations with respect to any breaches of our representations and warranties for a period of 18 months. As of March 31, 2008, all but $3.9 million of the initial $10 million had been released from escrow.
On June 2, 2006, we also completed the sale of our intellectual property, raw materials and tangible assets for the production of silicone male external catheters relating to our catheter production facility in Anoka, Minnesota and our inventory of such catheters to Rochester Medical Corporation, for an aggregate purchase price of approximately $2 million.

Operations associated with the Urology Business have been classified as income (loss) from discontinued operations in the accompanying consolidated statements of income. Prior to being designated as discontinued operations, the Urology Business contributed approximately 47% of our consolidated net sales and approximately 27% of our operating profit in fiscal year 2006. We recorded a net gain on the sale of our Urology Business in the first quarter of fiscal 2007. As a result of this sale, we are able to focus on the aesthetic market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology with products for both surgical and non-surgical procedures.
Executive Officers of the Registrant
Our executive officers as of May 23, 2008 are listed below, followed by brief accounts of their business experience and certain pertinent information as of that date.

Name	Age	Position

Joshua H. Levine	49	President and Chief Executive Officer

Edward S. Northup	59	Vice President, Chief Operating Officer

Michael O’Neill	48	Vice President, Chief Financial Officer and Treasurer

Joseph A. Newcomb	57	Vice President, General Counsel and Secretary
Joshua H. Levine has served as President and Chief Executive Officer of Mentor Corporation since June 2004 and was appointed to Mentor Corporation’s Board of Directors at that time. Mr. Levine began his career with Mentor Corporation in October of 1996 as Vice President, Sales-Aesthetic Products and advanced through positions of increasing responsibility in the aesthetic business franchise. In June of 2002, Mr. Levine was named Senior V.P., Global Sales and Marketing and an executive officer of Mentor Corporation. In December of 2003, Mr. Levine was promoted to President and Chief Operating Officer, the position he held until being named to his current position as Chief Executive Officer. Prior to joining Mentor, Mr. Levine was employed from 1989 through 1996 with Kinetic Concepts, Inc., a specialty medical equipment manufacturer, in a variety of executive level sales and marketing positions, ultimately serving as Vice President and General Manager of KCI’s Home Care Division and a member of KCI’s executive management committee. Mr. Levine began his career in healthcare with American Hospital Supply Corporation in 1982 and advanced over the next six years through a variety of sales and marketing management positions with that organization and its successor, Baxter Healthcare. Mr. Levine earned his bachelor’s degree in Communications from the University of Arizona.
Edward S. Northup has served as Vice President and Chief Operating Officer since February 2007. Prior to joining us, Mr. Northup was employed with Boston Scientific Corporation for nine years and served most recently as President of Boston Scientific’s pain management business. Mr. Northup joined Boston Scientific in 1997 as Vice President, General Manager of Asia Pacific. In 1999, he was promoted to President, Boston Scientific Japan and in 2001 to the concurrent role of President, Boston Scientific International. From 1995 to 1997, Mr. Northup was the President of the Dynacor Division of the privately-held Medline Industries. From 1978 to 1995, Mr. Northup was employed by Baxter Healthcare and American Hospital Supply Corporation in a variety of senior level positions and businesses, including Vice President of Baxter Cardiovascular-Far East, Vice President, General Manager of Euromedical Industries and Director of Operations for the Pharmaseal Division. Over the past 28 years, Mr. Northup has lived and managed businesses in North America, Latin America, Asia/Pacific and Europe. Mr. Northup earned his bachelor’s of science degree in Pre-Med from the University of Santa Clara and began his career in basic research in intracellular immunity and infectious diseases at the Palo Alto Medical Research Foundation.
Michael O’Neill has served as Vice President and Chief Financial Officer since November 2007. Prior to joining us, Mr. O’Neill was employed with Johnson & Johnson, most recently serving as the Vice President of Finance, Worldwide Information Technology. From 2001 through 2007 Mr. O’Neill was the Vice President of Finance, Chief Financial Officer for the Lifescan business, a $2+ billion leading supplier of blood glucose monitoring systems. Mr. O’Neill joined Johnson & Johnson in 1987 with Site Microsurgical as a financial manager/analyst and moved through a progressively responsible series of positions including International Controller, Operations Controller, Finance Director and Group Finance Director before being named to the Chief Financial Officer position at Lifescan. Mr. O’Neill received a bachelor’s degree in Economics and Statistics from the University of Exeter, Devon, United Kingdom and is a Fellow of the Chartered Institute of Management Accountants of Great Britain.

Joseph A. Newcomb has served as Vice President, Secretary and General Counsel since June 2006. Mr. Newcomb previously served as Executive Vice President, General Counsel and Secretary of Inamed Corporation from August 2002 until its acquisition by Allergan, Inc. in March 2006. From August 1997 to July 2002, Mr. Newcomb provided legal, tax and financial services to early stage and start-up companies. From May 1989 to July 1997, he was Vice President and General Counsel for the U.S. affiliate and portfolio companies of Brierley Investments Limited, an international holding company, where he was an active participant in the origination of investments and the management and operations of the portfolio companies. Mr. Newcomb earned a bachelor’s degree in Business Administration from the University of Notre Dame, a J.D. from the University of Connecticut and a LL.M. (Taxation) from Georgetown University Law Center. Mr. Newcomb is a Certified Public Accountant and member of the American Institute of CPAs. Mr. Newcomb is a member of the bar in Massachusetts, Connecticut, Colorado and the District of Columbia, and is a Registered In-House Counsel in California.
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
Our primary web site is http://www.mentorcorp.com. We make available free of charge, on or through this web site, our annual, quarterly and current reports and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. In addition, copies of the written charters for the committees of our Board of Directors, our Corporate Governance Guidelines, our Code of Ethics for Senior Financial Officers, and our Code of Business Conduct and Ethics are also available on this web site and can be found under the Investors and Corporate Governance links. Copies are also available in print, free of charge, by writing to Mentor Corporation, 201 Mentor Drive, Santa Barbara, CA 93111, Attn: Investor Relations. We may post amendments or waivers about our Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics, if any, on our web site. This web site address is intended to be an inactive textual reference only, and none of the information contained on our web site is part of this report or is incorporated in this report by reference.
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
The manufacture and sale of medical devices and biologics expose us to significant risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. Our liability with regard to products includes liability related to certain products manufactured and/or sold by us prior to our business or product line divestitures, including liabilities retained by us in connection with the sale of our Urology Business to Coloplast. If a product liability claim or series of claims, including class action or consolidated claims, is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Some manufacturers that suffered such claims in the past have been forced to cease operations and declare bankruptcy.

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
Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), our Puragen™ Plus PMA, other dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer review and approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses (for example, in connection with post-market approval patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry and audit by government agencies in this regard.
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
The medical device and biologics industries are highly competitive and are subject to significant and rapid technological change. We believe that our ability to develop or acquire new technologies and products is crucial to our success. We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and products and to maintain and improve our competitive position. Any significant delays in the above or termination or failure of our clinical trials or delays in our ability to timely respond to the FDA or other regulatory authorities inquiries, requirements and requests would materially and adversely affect our research, development, and commercialization timelines. We cannot guarantee that we will be successful in enhancing existing products or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.
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
Our products compete with other medical products manufactured by major companies and may face future competition from new products currently under development by others.
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
Certain elective procedures, such as breast augmentation, body contouring and facial injections, which comprise the majority of our revenues, are not covered by insurance. Adverse changes in the economy or other conditions or events may have an adverse effect on consumer spending, cause consumers to reassess their spending choices, reduce the demand for these surgeries or sway their decision to purchase lower cost saline breast implants rather than MemoryGel implants, which carry a higher selling price. Any such changes, conditions or events could have an adverse effect on our sales and results of operations. In particular, recent weakness in the U.S. economy may adversely affect discretionary consumer spending and may adversely affect our revenue.
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
We intend to pursue the possible acquisition of other businesses and technologies to facilitate our business strategies and future growth. There can be no assurance that we will be able to identify appropriate acquisition candidates or technologies, consummate transactions, or obtain agreements with terms favorable to us. Once a business is acquired, any inability to integrate the business, failure to retain and develop its workforce, or establish and maintain appropriate communications, performance expectations, regulatory compliance procedures, accounting controls, and reporting procedures could adversely affect our future sales and results of operations.
In July 2007, we completed the acquisition of Perouse Plastie SAS, a medical device company based in Bornel, France. Risks and uncertainties relating to the Perouse acquisition that may adversely affect our future sales and results of operations include that the businesses of Mentor and Perouse may not be integrated successfully, that anticipated synergies and international growth opportunities may not be fully realized or may take longer to be realized than expected, and possible disruption of the Perouse business, including with customers, employees, suppliers or third parties.

We depend upon our key personnel and our ability to attract, train, and retain employees.
Our success depends significantly on the continued individual and collective contributions of our senior management team. Additionally, many members of our senior management team have recently joined the company. Our future success depends on our ability to hire, train, and retain skilled employees. Competition for such employees is intense. The loss of the services of any member of our senior management or the inability to hire and retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results.
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
Significant damage to or the loss of our manufacturing facilities could adversely affect our ability to manufacture and/or sell many of our products. In addition, we currently rely on single or sole source suppliers for raw materials used in many of our products, including silicone. The manufacturing of our products is complex and highly regulated, and any changes to our products may result in delays or disruptions of our manufacturing capacity or the manufacturing capacity of our third-party suppliers. In the event that our manufacturing plants or third-party suppliers cannot meet our requirements, we cannot guarantee that we would be able to produce enough manufactured goods or obtain a sufficient amount of quality raw materials from other suppliers in a timely manner or at all.

We also depend on third-party manufacturers and suppliers for components and licensed products. We depend on Genzyme for the supply of dermal filler products, Tutogen Medical, Inc. for the supply of NeoForm™, a human tissue product used in breast reconstruction procedures, and Niadyne, Inc. for the supply of NIA-24, and if we were no longer able to satisfy demand for these products through our relationships with Genzyme, Tutogen Medical and Niadyne, respectively, our business could be harmed. If there is a disruption in the supply of any of these single or sole source products, our future sales and results of operations would be adversely affected. We also rely on a third party contract manufacturing vendor for fill/finish of our botulinum toxin product. If that vendor fails to pass regulatory inspections or has a business interruption, there would be a significant adverse effect on our ability to commercialize the product.
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
In the U.S., each of our domestic manufacturing facilities is subject to regulation by the United States Environmental Protection Agency and other state and local environmental agencies. For example, in Texas, we are subject to regulation by the local Air Pollution Control District as a result of some of the chemicals used in our manufacturing processes. In our Wisconsin operations, we are also subject to regulation by the U.S. Department of Health and Human Services, Centers for Disease Control due to the nature of the biological agent used to manufacture our botulinum toxin product, Clostridium botulinum type A, which is still in the development phase. Prior to the June 2006 Coloplast transaction, we were also subject to regulation by the United States Nuclear Regulatory Commission in our Oklahoma facility due to the manufacture and distribution of brachytherapy seeds using radioactive iodine I-125 and palladium Pd-103. In addition, pursuant to the terms of our agreement with Coloplast for the sale of our Urology Business, we may have continuing direct liability or liability through our indemnification provisions, for any violations in connection with our Urology Business that arose prior to the Coloplast transaction.
In Europe, each of our manufacturing facilities is subject to regulation by country-specific environmental protection agencies. For example, in Leiden, as a result of some of the chemicals and other materials used in our manufacturing processes, we are subject to regulation by Dutch law on environmental control and the Dutch emission guidelines (“NeR”) that regulate the exhaust of certain chemicals and hazardous waste regulations. In France, we are subject to regulation by the Ministry of Environment. In Mauritius, we are subject to regulation by the Department of Environment.
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
Our common stock trades on the New York Stock Exchange under the symbol “MNT.” On March 31, 2008, the closing price of our common stock on the New York Stock Exchange was $25.72 per share. On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes (“notes”) due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $28.9158 per share and are subordinated to all existing and future senior debt. The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies or the introduction of new products by our competitors and the timing of significant orders and shipments.
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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $38.9251 per share at the current warrant strike price). In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions. Such hedging arrangements could adversely affect the market price of our common stock. In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.
Our Restated Articles of Incorporation provide our Board with the authority to issue “blank check” preferred stock. The issuance of “blank check” preferred stock could adversely affect the market price and the rights and powers, including voting rights, of our common stock, and decrease the amount of earnings and assets allocable to or available for distribution to holders of our common stock.
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

Our Board of Directors may also issue preferred stock in connection with such activities as public or private offerings of shares for cash, acquisitions of other companies and other financing opportunities. We do not have any current plans, commitments, arrangements or agreements, written or otherwise, to issue or designate any of our blank check preferred stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own and lease the following facilities:

Location	Total Sq. Ft.	Principal Segment and Use

Owned Properties
Netherlands	65,000	Manufacturing, warehousing and administrative offices

Minnesota	20,000	Manufacturing and warehousing

	85,000

Leased Properties
Texas	149,000	Manufacturing, warehousing and administrative offices

California	124,000	Corporate offices, research and development, and sales and marketing

Arizona	32,000	Manufacturing, warehousing and administrative offices

Mauritius	32,000	Manufacturing and warehousing

France	27,000	Manufacturing, warehousing and administrative offices

United Kingdom	11,000	Warehousing and administrative offices

Canada	11,000	Sales, warehousing and administrative offices

Wisconsin	10,000	Research and development

	396,000

Our property in the Netherlands is pledged as collateral on borrowings under a Loan and Overdraft Facility with Cooperative RaboBank Leiden. See “Liquidity and Capital Resources” under Item 7A - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. Our leases have terms ranging from one to 15 years, many of which have options to renew on terms we consider favorable. In addition to the facilities mentioned above, we have international sales offices throughout four countries where we lease office and warehouse space ranging from 2,000 to 8,000 square feet. We also lease approximately 400,000 square feet of land located in Madison, Wisconsin for purposes of constructing a new manufacturing, distribution and office facility, planned to be approximately 35,000 square feet. We anticipate that we will be able to extend or renew the leases that expire in the near future on terms satisfactory to us, or if necessary, locate substitute or additional facilities on acceptable terms.
We believe our facilities are generally suitable and adequate to accommodate our current operations and additional suitable facilities are readily available to accommodate future expansion as necessary.
For information regarding lease obligations see Note N “Commitments” under “Notes to Consolidated Financial Statements.”
ITEM 3. LEGAL PROCEEDINGS.
We have been served with various lawsuits filed against us in several jurisdictions related to ObTape, an implantable product used to treat female urinary incontinence that was sold by us through our discontinued Urology Business between 2003 and 2006. The lawsuits were filed between April 13, 2006 and May 27, 2008. These complaints, filed on behalf of patients who were implanted with ObTape, assert product liability and other claims and seek compensatory damages in unspecified amounts, and, in some cases, seek punitive damages and the granting of extraordinary equitable relief. We deny the allegations and regard them as without merit, and we intend to defend the lawsuits vigorously. Management is unable to determine the financial statement impact, if any, of these legal proceedings.
In addition, in the ordinary course of our business we experience other varied types of claims that sometimes result in litigation or other legal proceedings. Although there can be no certainty, we do not anticipate that any of these proceedings will have a material adverse effect on us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted for a vote of our shareholders during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock trades on the New York Stock Exchange under the symbol “MNT”. The high and low quarterly sales prices of our common stock, as reported by the NYSE for the two most recent fiscal years are set forth below.

Year Ended March 31, 2008	High	Low

Quarter ended March 31, 2008	$40.82	$23.95

Quarter ended December 28, 2007	$47.99	$35.72

Quarter ended September 28, 2007	$48.80	$39.00

Quarter ended June 29, 2007	$49.90	$38.08

Year Ended March 31, 2007	High	Low

Quarter ended March 31, 2007	$53.40	$45.59

Quarter ended December 29, 2006	$54.40	$44.49

Quarter ended September 29, 2006	$50.94	$40.22

Quarter ended June 30, 2006	$45.31	$37.25
The closing sales price of our common stock as of May 23, 2008, was $29.18 per share. According to the records of our transfer agent, there were approximately 741 holders of record of our common stock on May 23, 2008. However, the majority of shares are held by brokers and other institutions on behalf of shareholders.
Dividend Policy
We periodically declare cash dividends on our common stock. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board of Directors approval, cash availability, limitations under our existing credit facility, and alternative cash needs. Our current credit agreement, as recently amended, limits the aggregate amount of dividends payable in any fiscal year to $0.90 per share.

	Quarterly Cash Dividends Declared
	Year Ended March 31,
	2008	2007	2006
First Quarter	$0.20	$0.18	$0.17
Second Quarter	0.20	0.18	0.18
Third Quarter	0.20	0.18	0.18
Fourth Quarter	0.20	0.20	0.18

Total	$0.80	$0.74	$0.71

Issuer Purchases of Equity Securities
During the three months ended March 31, 2008, the Company repurchased 2,000 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants. On June 18, 2007, we entered into a stock purchase plan (“2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under a Rule 10b5-1 Plan compliant with Rule 10b-18. We made no purchases under the 2007 10b5 Plan during the three month period ended March 31, 2008.

The table below sets forth certain share repurchase information for the quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES(1) (2) (3)
				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
(in thousands	of Shares		Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs
January 2008	—		$—	—	811
February 2008	2	(4)	31.79	—	809
March 2008	—		—	—	809

Total	2		$31.79	—	809

(1)	During the period, no shares were purchased under the 2007 10b5 Plan.

(2)	In the first quarter of fiscal 1996, our Board of Directors authorized an ongoing stock repurchase program. The initial authorization was for the repurchase of up to one million shares. Subsequently, the Board of Directors has authorized the repurchase of an additional 31.0 million shares, including 5.0 million, 1.7 million and 5.0 million shares in June 2007, June 2006 and March 2006, respectively. These share amounts have been adjusted for the two-for-one stock split affected December 2002.

(3)	We have not set a date for the stock repurchase program to expire. The 2007 10b5 Plan will terminate on June 17, 2008.

(4)	Balance includes approximately 2,000 shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.

ITEM 6. SELECTED FINANCIAL DATA.
The selected consolidated financial information presented below is obtained from our audited consolidated financial statements. As a result of the sale of our Urology Business on June 2, 2006, operations, assets and liabilities associated with the Urology Business have been segregated from continuing operations and are reported as discontinued operations. This selected financial data should be read together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended March 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales	$373,208	$301,974	$268,272	$251,726	$218,437
Gross profit	274,213	223,318	199,063	187,150	157,854
Operating income from continuing operations	79,071	65,629	69,065	65,381	66,206
Income before income taxes - continuing operations	78,324	82,172	67,685	62,745	67,251
Income taxes — continuing operations	23,373	24,548	19,606	19,937	21,479
Income from continuing operations	54,951	57,624	48,079	42,808	45,772
Discontinued operations, net of income tax(1)	8,464	232,990	14,278	12,073	9,007
Net income	$63,415	$290,614	$62,357	$54,881	$54,779

Basic earnings per share:
Continuing operations	$1.55	$1.37	$1.12	$1.02	$1.00
Discontinued operations(1)	$0.24	$5.55	$0.33	$0.29	$0.20
Basic earnings per share	$1.79	$6.93	$1.45	$1.31	$1.20

Diluted earnings per share:
Continuing operations	$1.40	$1.24	$1.01	$0.93	$0.95
Discontinued operations(1)	$0.20	$4.75	$0.28	$0.24	$0.18
Diluted earnings per share	$1.61	$5.99	$1.29	$1.17	$1.13

Dividends per common share	$0.80	$0.74	$0.71	$0.66	$0.47

Weighted average shares outstanding:
Basic	35,375	41,960	42,995	41,921	45,543
Diluted	41,449	49,092	50,870	49,667	49,272	(2)

Balance Sheet Data (continuing operations):
Working capital(3)	$171,873	$534,163	$210,135	$155,688	$155,532
Total assets(3)	440,579	709,768	391,771	311,962	312,236
Long-term accrued liabilities, less current portion(3)	27,536	21,683	19,100	22,639	19,148
Convertible subordinated notes	150,000	150,000	150,000	150,000	150,000
Shareholders’ equity	$143,034	$434,868	$226,589	$172,527	$196,004

(1)	In June 2006, we sold our surgical urology and clinical and consumer healthcare businesses. As a result, the operations for these former businesses have been reflected as discontinued operations for all prior periods. See “Note T — Discontinued Operations” in the “Notes to Consolidated Financial Statements.”

(2)	Per share amounts and diluted shares outstanding for fiscal 2004 have been restated to reflect the additional shares that would be issued upon conversion of our 2 3/4% convertible notes, in accordance with the adoption of Emerging Issues Task Force (EITF) Issue No. 04-8 in the quarter ended December 2004.

(3)	Prior years have been restated to conform to current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read together with our consolidated financial statements and related notes, which are included in this report, and the information in the “Item 1A. Risk Factors” section of this report.
OVERVIEW
We develop, manufacture, license and market a range of products serving the aesthetic market, including plastic and reconstructive surgery. Our products include breast implants for plastic and reconstructive surgery, capital equipment and consumables used for soft tissue aspiration for body contouring (liposuction), and facial aesthetics products. Historically, we operated in three reportable segments: aesthetic and general surgery, surgical urology, and clinical and consumer healthcare. In June 2006, we sold the surgical urology and clinical and consumer healthcare businesses (collectively, the Urology Business) to Coloplast A/S (Coloplast) for total consideration of $463 million ($456 million in cash and the remainder consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits that arose from the transaction). As a result of the sale to Coloplast, operations associated with the Urology Business have been classified as income from discontinued operations in the accompanying consolidated statements of income. As a result of this sale, we are focused on the aesthetic medical market. We intend to leverage our traditional strengths in plastic surgery and grow our market presence in cosmetic dermatology. For further information regarding this divestiture, see Note T of the Notes to Consolidated Financial Statements. We currently operate one business segment — aesthetic products.
We are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, the Netherlands, France and Mauritius, and employ approximately 1,190 people around the world. We purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense, royalties, amortization of certain intangibles, and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, the purchase accounting treatment of acquired inventory, amortization and changes in manufacturing processes and yields.
In addition to our U.S. sales, we sell most of our product lines outside the U.S., principally to Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, France, United Kingdom, Germany, Spain, Italy and Australia, as well as through independent distributors in other countries. Our manufactured products are mainly supplied by our plants in the U.S., the Netherlands and France. Our plants in the Netherlands and France serve our international branches and distributors. Our U.S. plant serves these markets in addition to the U.S. market.
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

Our research and development expenses are comprised of the following types of costs incurred in performing clinical development and research and development activities: salaries and benefits, allocated overhead, clinical trial and related clinical manufacturing costs, regulatory submission costs, contract services, other outside costs and costs related to our post-approval conditions. We also conduct research on materials technology, manufacturing processes, product design and product improvement options.
Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of breast aesthetics products, primarily for the European and Latin American markets. We paid $53.5 million in cash (net of cash acquired). In addition, we incurred approximately $0.4 million in acquisition costs, bringing the total purchase price to $53.9 million.
Important Factors
Management currently considers the following events, trends and uncertainties to be important to understanding our financial condition and operating performance:
•	The performance of the U.S. economy will impact the demand for our products in the U.S. in fiscal 2009, and continued weakness in the U.S. economy could put pressure on our revenue growth;

•	We are in the midst of a transition in the U.S. from saline breast implants to MemoryGel breast implants that we expect will continue over a several year period with potentially uneven rates of change that could cause revenues and profits to fluctuate quarter to quarter; and

•	We are committed to investing in the development and marketing of new aesthetics products to expand our product portfolio, which may have the effect in the short term of increasing our expenses faster than our revenues are anticipated to increase.
Our focus in fiscal year 2009 will be on those activities within the aesthetic business that we can influence and control, including the following:
•	competing to grow U.S. breast aesthetics market share through targeted marketing programs;

•	supporting the continued transition in the U.S. from saline breast implants to MemoryGel breast implants;

•	launching our entry in the U.S. dermal filler market with Prevelle Silk;

•	continuing our international breast aesthetics growth strategy by leveraging the Perouse acquisition and investing in management and marketing infrastructure; and

•	investing in research and development programs to expand our product portfolio and create incremental product bundling opportunities that will allow us to better serve customers.
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

We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. As a result of these periodic analyses, we recorded adjustments reducing our warranty reserves by $3.7 million during fiscal 2008 relating to pre-existing warranties.
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
Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, cost are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses or discontinued operations, and may affect our operating results in future periods.
Goodwill and Intangible Asset Impairment
We evaluate long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In addition, we evaluate goodwill and other indefinite-lived intangibles annually in the fourth quarter of each fiscal year. In assessing the recoverability of goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The impairment tests performed in fiscal 2007 indicated certain impaired assets, for which we recorded an impairment charge. These impairment charges are included in the results of operations. Our tests performed in fiscal 2008 and 2006 did not indicate impairment. See Note I — “Intangible Assets and Goodwill” of the Notes to Consolidated Financial Statements.
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
Deferred Income Taxes
Our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States based on our projected cash flow, working capital and long-term investment requirements of our U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact our future effective tax rate. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
Effective April 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. We record a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. Due to the inherent risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note H of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth various items from the Consolidated Statements of Income as a percentage of net sales for the periods indicated:

	Year Ended March 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%

Cost of sales	26.5%	26.0%	25.8%

Gross profit	73.5%	74.0%	74.2%

Selling, general, and administrative	40.2%	39.8%	37.7%
Research and development	12.1%	11.6%	10.8%
Long-lived asset impairment charges	—	0.9%	—

Operating income from continuing operations	21.2%	21.7%	25.7%
Interest expense	(1.5)%	(2.0)%	(2.1)%
Interest income	2.1%	7.4%	1.5%
Other (expense) income, net	(0.8)%	0.0%	0.1%

Income from continuing operations before income taxes	21.0%	27.1%	25.2%
Income taxes	6.3%	8.1%	7.3%

Income from continuing operations	14.7%	19.0%	17.9%
Income (loss) from discontinued operations, net of tax	(0.0)%	0.5%	5.3%
Gain on sale of discontinued operations, net of tax	2.3%	76.7%	—

Net income	17.0%	96.2%	23.2%

YEARS ENDED MARCH 31, 2008 AND 2007
Net Sales
Net sales increased 24% to $373.2 million, compared to $302.0 million in the prior year. Foreign exchange rate movements, primarily the stronger Euro, Canadian Dollar and British Pound, over the prior year had a favorable year-to-year impact on sales of $5.1 million. The increase in net sales was primarily the result of a 25% increase in total sales of breast aesthetic products to $328.0 million for fiscal 2008 from $262.6 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. These increases were due primarily to regulatory approval of these products in the U.S. and Canada during the third quarter of fiscal 2007. Because of this regulatory approval, during fiscal 2008, our U.S. augmentation market experienced a shift from saline-filled breast implants to our MemoryGel™ breast implants, which carry a higher average selling price than saline-filled breast implants. Excluding unit volume related to our Perouse acquisition, we saw overall growth in unit sales of breast implant products of approximately 6%. Increased breast aesthetics sales were also due in part to $14.0 million in incremental sales in the current year from our Perouse operations. Net sales of body contouring products decreased 9% to $15.2 million for fiscal 2008, from $16.7 million for the same period in the prior year, due in part to our decision in the first quarter of fiscal 2007 to discontinue sale of a number of low margin products within the body contouring product line. Other aesthetic products sales increased 32% to $30.0 million for the current year, from $22.7 million for the same period in the prior year, due in part to increased revenue from our facial aesthetics products, including international sales of dermal fillers and Niadyne’s NIA 24™ line of science-based cosmeceutical products which was launched domestically in May 2006. In addition, other aesthetic product sales include $1.5 million related to Perouse.
We anticipate that our sales in fiscal 2009 will be driven by existing products, including sales of out MemoryGel breast implants in all markets and facial aesthetics products, primarily in the U.S. We expect net sales in the range of $405 million to $425 million for the full fiscal year 2009.

Cost of Sales and Gross Profit
Gross profit increased $50.9 million to $274.2 million for fiscal 2008 from $223.3 million last year. The gross profit percentage decreased to 73.5% of net sales for fiscal 2008 compared to 74.0% in the prior year. Fiscal 2008 included a decrease in gross profit percentage related to Perouse products, including $2.3 million of additional cost of goods sold as a result of inventory fair value adjustments. The gross profit percentage also decreased due to inventory adjustments in our foreign offices and higher distributor sales, which tend to carry lower margins. These decreases were partially offset by adjustments to our estimated warranty reserves of $3.7 million which were the result of updated actuarial data. Gross profit was further impacted by favorable manufacturing variances. In addition, fiscal 2007 included additional inventory reserves for the discontinuation of certain low margin product lines in our body contouring business of $1.2 million. We believe that our gross profit as a percentage of net sales will be in the range of 71% to 73% for the full fiscal year 2009.
Selling, General and Administrative
Selling, general and administrative expenses increased to $150.2 million, or 40.2% of net sales, for the current year compared to $120.1 million, or 39.8% of net sales, in the prior year. The increase was primarily due to Perouse costs in fiscal 2008 of $5.7 million and $9.1 million of higher compensation expense, including salaries, bonuses and commissions. Other increases included $3.4 million related to higher consulting fees, $2.6 million related to foreign currency fluctuations and $5.2 million in higher promotional and other marketing expenses. We expect selling, general and administrative expenses to be in the range of 41% to 43% of net sales for the full fiscal year 2009.
Research and Development
Research and development expense was $45.0 million, or 12.1% of net sales, for fiscal 2008 compared to the $35.0 million or 11.6% of net sales reported in the same period in the prior year. This change was primarily due to increases in development costs, including $9.1 million in combined expense related to our botulinum toxin project and our dermal filler development program with Genzyme. Higher costs related to the requirements of FDA post-approval conditions of $5.0 million in the current year were partly offset by a $0.8 million decrease in clinical study costs. These decreases were partly due to the completion of certain prior year studies and a decrease in expenses related to our silicone gel-filled breast implant regulatory submissions in the U.S. and Canada for which we received approval in the third quarter of fiscal 2007. In addition, fiscal 2007 includes $1.5 million in severance-related costs. We expect research and development expense to be in the range of 10% to 12% of net sales for the full fiscal year 2009.
Long-Lived Asset Impairment Charges
During fiscal 2007, we recorded a $2.6 million impairment charge related to our decision to close our manufacturing and research facility in Scotland. The impairment charge relates to intangibles of $1.2 million and property and equipment and other assets of approximately $1.4 million.
For further discussion related to asset impairments, see Note I of the Notes to Consolidated Financial Statements.
Interest and Other Income and Expense
Interest expense was $5.7 million and $6.2 million for fiscal 2008 and 2007, respectively. These costs include interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, interest expense on balances outstanding under our lines of credit in the prior year, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $14.5 million to $8.0 million for fiscal 2008 compared to $22.5 million in the prior year, as a result of lower cash and marketable securities balances in fiscal 2008 due mainly to share purchases under our stock buyback program and the acquisition of Perouse.
Other (expense) income primarily includes foreign currency gains or losses related to our foreign operations. Other (expense) income for fiscal 2008 was ($3.1) million as compared to $0.2 million for the prior year.

Income Taxes
Our effective tax rate was 29.8% in fiscal 2008, as compared to 29.9% in fiscal 2007.
Income, Net of Income Taxes, and Earnings per Share from Continuing Operations
Income from continuing operations was $55.0 million and $57.6 million for fiscal 2008 and 2007, respectively. This equates to $1.55 and $1.37 basic earnings per share and $1.40 and $1.24 diluted earnings per share for these same respective periods. We expect diluted earnings per share from continuing operations to be in the range of $1.40 to $1.50 for the full fiscal year 2009.
Income from Discontinued Operations, Net of Income Taxes
Income from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast on June 2, 2006. For fiscal 2008, we reported a loss from discontinued operations of $0.3 million compared to income from discontinued operations, net of income taxes, of $1.6 million for fiscal 2007. For further details regarding discontinued operations, see Note T of the Notes to Consolidated Financial Statements.
Gain on Sale of Discontinued Operations, Net of Income Taxes
For fiscal 2008 and 2007, we recorded a net gain of $8.7 million and $231.4 million, respectively, after taxes and expenses related to the sale of our Urology Business. Fiscal 2008 includes an $8.8 million income tax benefit related to the gain on sale of the Urology Business. For further details regarding discontinued operations, see Note T of the Notes to Consolidated Financial Statements.
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

Selling, General and Administrative
Selling, general and administrative expenses increased $19.1 million to $120.1 million, or 39.8% of net sales, in fiscal 2007 compared to $101.0 million, or 37.7% of net sales, in fiscal 2006. Contributing to the increased expenses were (i) higher equity compensation of $9.5 million due to our adoption of SFAS 123(R) as of April 1, 2006, (ii) higher compensation expense, including salaries, incentive compensation and severance of $7.6 million, (iii) higher costs of $2.9 million related to conventions and meetings and the launch of our silicone-gel breast implants, and (iv) higher expenses at our foreign sales subsidiaries due to fluctuations in exchange rates of $0.9 million.
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
Research and Development
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
Long-Lived Asset Impairment Charges
During fiscal 2007, we recorded a $2.6 million impairment charge related to our decision to close our manufacturing and research facility in Scotland. The impairment charge relates to intangibles of $1.2 million and property and equipment and other assets of approximately $1.4 million.
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

Net Income from Continuing Operations and Earnings Per Share
Net income from continuing operations in fiscal 2007 increased to $57.6 million from $48.1 million in fiscal 2006. Basic earnings per share from continuing operations increased 22% to $1.37 per share in fiscal 2007 from $1.12 per share in fiscal 2006. Diluted earnings per share from continuing operations increased 23% to $1.24 in fiscal 2007 compared to $1.01 for fiscal 2006 as a result of additional net income and a decrease in diluted weighted average shares outstanding used to calculate diluted earning per share.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of March 31, 2008, we had cash, cash equivalents and short-term marketable securities of $109.9 million, a decrease of $377.8 million from $487.7 million as of March 31, 2007. The principal components of the decrease in cash, cash equivalents and marketable securities were cash outflows of $368.4 million for common shares repurchased under our share repurchase program, $53.5 million related to the purchase of Perouse, $29.5 million in dividends paid and $27.7 million used for capital expenditures, offset by cash generated from operating activities of continuing operations of $85.5 million, proceeds of $5.9 million from the exercise of employee stock options and stock purchases under our Employee Stock Purchase Plan and $85.2 million in net sales of marketable securities.
During the first quarter of fiscal 2007 we completed the sale of our Urology Business to Coloplast for total consideration of $463 million, which was subject to customary post-closing adjustments and included $7 million of non-cash consideration consisting of the value of the indemnification by Coloplast to us related to certain foreign tax credits. On the closing date of June 2, 2006, we received $446 million in cash from Coloplast. In addition, $10 million of the purchase price was held in an escrow account in connection with the transaction. An additional $2 million was received from an unrelated third party. As of March 31, 2008, all but $3.9 million of the initial $10 million had been released from escrow.
We invest excess cash in interest bearing bank deposits and marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities. Our short-term marketable securities consist primarily of money market funds, state and municipal government and government agency obligations, Federal Home Loan Bank and Mortgage Association bonds, and investment-grade corporate obligations, including commercial paper. None of our investments include auction rate securities.

The following table summarizes our cash, cash equivalents and marketable securities for the periods noted:

	March 31,	March 31,
(in thousands)	2008	2007
Cash and cash equivalents	$79,697	$371,525
Marketable securities	30,218	116,215

Total cash, cash equivalents and marketable securities	$109,915	$487,740

Percentage of total assets	25%	69%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Year Ended March 31,
(in thousands)	2008	2007	2006
Net cash provided by continuing operating activities	$85,512	$68,948	$99,044
Net cash provided by (used in) continuing investing activities	4,054	429,696	(76,052)
Net cash used in continuing financing activities	(390,321)	(104,653)	(16,122)
Net cash provided by (used in) discontinued operations	8,464	(121,842)	15,957
Effect of currency exchange rates on cash and cash equivalents	463	663	(780)

Increase (decrease) in cash and cash equivalents	$(291,828)	$272,812	$22,047

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $85.5 million, $68.9 million and $99.0 million for fiscal 2008, 2007 and 2006, respectively, was due in part to the net impact of non-cash adjustments to income from continuing operations. Non-cash adjustments primarily included tax benefits from the exercise of employee stock options, non-cash compensation, depreciation, amortization and deferred income taxes. For fiscal 2007, operating cash flows were negatively impacted in the amount of $20.2 million by changes in working capital balances. For fiscal 2008 and 2006, operating cash flows were positively impacted by changes in working capital in the amount of $7.3 million and $12.0 million, respectively. Our working capital was $171.9 million at March 31, 2008 and $534.2 million at March 31, 2007.
Cash Provided by (Used in) Investing Activities of Continuing Operations
Historically, cash provided by (used in) investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles. For fiscal 2008, total cash provided by investing activities of continuing operations was $4.1 million, primarily related to net sales of marketable securities of $85.2 million, offset by capital expenditures of $27.7 million and the purchase of Perouse for $53.5 million. For fiscal 2007, total cash provided by investing activities of continuing operations was $429.7 million, which includes the proceeds from the sale of the Urology Business of $455.3 million. For fiscal 2007, our net purchases of marketable securities totaled $13.6 million and our capital expenditures totaled $12.5 million. For fiscal 2006, total cash used in investing activities of continuing operations was $76.1 million. This amount was comprised of net investments of $66.0 million in marketable securities and approximately $10.1 million of capital expenditures. We anticipate our capital expenditures to total approximately $30 million to $40 million in fiscal 2009, as we will continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, production equipment and milestone payments.

Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of breast aesthetics products for the European and Latin American markets. We paid $53.5 million in cash (net of cash acquired). In addition, we incurred approximately $0.4 million in acquisition costs, bringing the total purchase price to $53.9 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The fair value of intangible assets acquired was determined based upon an external valuation and for tangible assets the Company used a combination of methods including replacement cost. The results of Perouse operations are included in our consolidated results since acquisition date. For further information regarding this acquisition, see Note J of the Notes to Consolidated Financial Statements.
Cash Used in Financing Activities of Continuing Operations
Net cash used in financing activities is primarily a result of our stock repurchase program, cash used in payments of dividends, and the net impact of our debt financing activities offset by cash provided by employee stock option exercises.
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
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. We repurchased 4.1 million shares of our common stock under the 2006 10b5 Plan for a total purchase price of $166 million, and the 2006 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, we entered into a second Rule 10b-5 stock purchase plan compliant with Rule 10b-18 (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. As of March 31, 2008, we have repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 0.8 million shares remain authorized as of May 23, 2008, authorized funding for the 2007 10b5 Plan has been exhausted. The repurchase program may be suspended or discontinued at any time.
In addition to the shares we repurchased under the two 10b5 Plans mentioned above, we acquired 0.3 million shares during fiscal 2008 outside the 10b5 Plans and an additional 16,000 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the fiscal year ending March 31, 2008.
The Board of Directors declared quarterly cash dividends per share of $0.20 per quarter for fiscal 2008. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. Total dividend payments during fiscal 2008 were $29.5 million.

We receive cash from the exercise of employee stock options and to a lesser degree from our employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $5.9 million and $24.2 million of cash in fiscal 2008 and 2007, respectively. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
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
Cash Provided by (Used in) Discontinued Operations
Cash provided by (used in) discontinued operations was approximately $8.5 million and ($121.8) million for the year ended March 31, 2008 and 2007, respectively.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. We have one standby letter of credit totaling $0.8 million outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2008, only $199 million was available for borrowings.
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

The Credit Agreement imposes certain financial and operational restrictions, including financial covenants that require us to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, a minimum quarterly adjusted EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict our ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in our representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.
Other Financing
On October 4, 2005, Mentor Medical Systems B.V. (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provided Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to five years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. On March 31, 2006 we borrowed $14 million under the Facility to partially fund our repatriation of foreign earnings for reinvestment in the U.S. and during the year ended March 31, 2007, we had fully repaid this balance. Accordingly, $19.6 million was available under this facility and no borrowings were outstanding at March 31, 2008.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2008, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
In addition to our RaboBank Facility, we previously established several lines of credit with local foreign lenders to facilitate operating cash flow needs at our foreign Urology subsidiaries. These unsecured lines had no borrowings at March 31, 2006 and were terminated with the sale of our Urology Business on June 2, 2006.
On July 2, 2007 we acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €2.2 million in net debt and a capital lease obligation of approximately €0.8 million.

Approximately €0.6 million of the debt was repaid in the fiscal year ended March 31, 2008, leaving €1.6 million or approximately $2.5 million, of which $0.9 million is current and $1.6 million is long term. The debt consists primarily of installment loans with an average term of 5.94 years and a weighted average interest rate of 3.68%.
Of the capital lease obligations assumed, approximately €60 thousand was repaid in the fiscal year ended March 31, 2008, leaving €0.8 million or approximately $1.2 million, of which $0.1 million is current and $1.1 million is long term. The lease obligations have a remaining term of 8.5 years and a weighted average interest rate of 5.9%.
A total of $218.8 million was available under all lines of credit at March 31, 2008, and approximately $216.5 million was available under all lines of credit at March 31, 2007.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increases the conversion price has been adjusted to $28.916 and each $1,000 principal amount will be convertible into 34.5832 shares of common stock. If the market price of our stock falls below $28.916 per share as of the next “put” date, January 1, 2009, it is likely that the bondholders will exercise their “put” option, requiring us to pay them cash for the value of their bonds on that date.
Concurrent with the issuance of the convertible subordinated notes, we entered into a convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $38.9251.
Contractual Obligations and Commitments
The following table summarizes our significant contractual obligations and other commitments at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than	1-3	4-5	More than
(in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Convertible notes	$150,000	$150,000	$—	$—	$—
Milestone commitments	20,500	8,000	12,500	—	—
Operating lease obligations	21,291	4,474	8,534	5,467	2,816
Purchase obligations	20,414	20,414	—	—	—
Interest on convertible notes	3,094	3,094	—	—	—
Loans payable	2,555	935	1,296	229	95
Capital lease obligations	1,224	144	275	295	510
Credit agreement (commitment fees)	545	159	119	119	148
Unrecognized tax benefits(1)	1,114	1,114	—	—	—

Total	$220,737	$188,334	$22,724	$6,110	$3,569

(1)	In addition to the current liabilities for unrecognized tax benefits (UTBs) included in the table above, long-term liabilities for UTBs (net of federal tax benefits on state taxes) and related accrued interest totaling approximately $6.6 million at March 31, 2008 are not included in the contractual commitments table because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

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
We believe that funds generated from operations, our cash, cash equivalents and marketable securities, plus funds available under our line of credit agreements, will be adequate to meet our working capital needs and capital expenditure investment requirements and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to consummate acquisitions of other businesses, products or technologies through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds in the short-term, we may still elect to sell additional equity or debt securities or borrow for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.
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
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a fixed rate of 2 3/4% per annum. Our subsidiaries may also borrow certain levels of variable rate debt under operating lines of credit. Approximately $1.0 million in variable rate borrowings are outstanding at March 31, 2008. The majority of our debt carries a fixed rate percentage and therefore is not subject to significant interest rate risk. A 100 basis point change in interest rates would not have a material impact on our results of operations or financial condition related to the variable rate debt described.

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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2008 based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Mentor Corporation
We have audited Mentor Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Mentor Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Mentor Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mentor Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated May 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
May 22, 2008

ITEM 9B. OTHER INFORMATION.
On May 28, 2008, the Compensation Committee of the Board of Directors of the Company approved the Company’s Fiscal 2009 Annual Incentive Bonus plan (the “AIB”), including minimum, target and maximum level bonus objectives for the executive and non-executive officers. The amount of the award of any cash bonuses under the AIB plan for fiscal year 2009 performance will be based on our achievement of both specified results with respect to corporate earnings per share and non-financial strategic initiatives for fiscal year 2009. If the minimum performance objectives are met, participants will receive a bonus payment under the AIB plan. The amount that could be received by our President and Chief Executive Officer under the AIB plan ranges from between 0% (assuming the minimum objectives were not met) and 150% of base salary, with a target bonus amount of 125% of base salary. For the other executive officers, the amount such officers could receive under the AIB plan ranges from 0% to 90% of base salary, with target bonus amounts of 75% of base salary.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
Certain biographical information required by this Item with respect to our executive officers is set forth in Item 1, Business. Other required information is hereby incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is herein incorporated by reference to information in our Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) (1) Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended March 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Mentor Corporation
We have audited the accompanying consolidated balance sheets of Mentor Corporation as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mentor Corporation at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mentor Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2008 expressed an unqualified opinion thereon.
As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for stock-based compensation in 2007 upon adoption of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”.

/s/ Ernst & Young LLP
Los Angeles, California
May 22, 2008

MENTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$79,697	$371,525
Marketable securities	30,218	116,215
Accounts receivable, net of allowance for doubtful accounts of $5,510 in 2008 and $4,534 in 2007	82,060	65,419
Inventories	49,940	38,073
Deferred income taxes	29,040	25,892
Prepaid income taxes	8,074	13,495
Prepaid expenses and other	11,233	6,761

Total current assets	290,262	637,380

Property and equipment, net	58,252	34,683
Intangible assets, net	36,336	15,963
Goodwill, net	49,707	12,644
Other assets	6,022	9,098

Total assets	$440,579	$709,768

Liabilities and shareholders’ equity
Current liabilities:
Account payable and accrued liabilities	$110,706	$94,736
Dividends payable	6,748	8,481
Short-term portion of long-term debt	935	—

Total current liabilities	118,389	103,217

Long-term accrued liabilities	27,536	21,683
Long-term debt	1,620	—
Convertible subordinated notes	150,000	150,000
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized - 150,000,000 shares; issued and outstanding 33,739,203 shares in 2008; 42,400,483 shares in 2007;	3,374	4,240
Preferred stock, $.01 par value
Authorized - 25,000,000 shares in 2008, none in 2007; none issued and outstanding	—	—
Accumulated other comprehensive income	31,992	11,342
Retained earnings	107,668	419,286

Total shareholders’ equity	143,034	434,868

Total liabilities and shareholders’ equity	$440,579	$709,768

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
(in thousands, except per share data)	2008	2007	2006
Net sales	$373,208	$301,974	$268,272
Cost of sales	98,995	78,656	69,209

Gross profit	274,213	223,318	199,063

Selling, general, and administrative	150,158	120,080	100,962
Research and development	44,984	35,021	29,036
Long-lived asset impairment charges	—	2,588	—

	195,142	157,689	129,998

Operating income from continuing operations	79,071	65,629	69,065

Interest expense	(5,709)	(6,178)	(5,690)
Interest income	8,034	22,489	4,124
Other (expense) income	(3,072)	232	186

Income from continuing operations before income taxes	78,324	82,172	67,685

Income taxes	23,373	24,548	19,606

Income from continuing operations	54,951	57,624	48,079

Income (loss) from discontinued operations, net of income taxes	(270)	1,551	14,278
Gain on sale of discontinued operations, net of income taxes	8,734	231,439	—

Net income	$63,415	$290,614	$62,357

Basic earnings per share
Continuing operations	$1.55	$1.37	$1.12
Discontinued operations	$0.24	$5.55	$0.33
Basic earnings per share	$1.79	$6.93	$1.45

Diluted earnings per share
Continuing operations	$1.40	$1.24	$1.01
Discontinued operations	$0.20	$4.75	$0.28
Diluted earnings per share	$1.61	$5.99	$1.29

Dividends per share	$0.80	$0.74	$0.71

Weighted average shares outstanding
Basic	35,375	41,960	42,995
Diluted	41,449	49,092	50,870
See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common	Common	Capital in		Other
	Shares	Stock $.10	Excess of	Deferred	Comprehensive	Retained
(in thousands, except per share data)	Outstanding	Par Value	Par Value	Compensation	Income	Earnings	Total
Balance March 31, 2005	40,746	$4,075	$8,419	$—	$22,534	$137,499	$172,527

Comprehensive income:
Net income	—	—	—	—	—	62,357	62,357
Foreign currency translation adjustment	—	—	—	—	(6,157)	—	(6,157)
Change in unrealized loss on investments	—	—	—	—	121	—	121

Comprehensive income							56,321
Exercise of stock options	3,149	315	43,334	—	—	—	43,649
Income tax benefit from the exercise of stock options	—	—	26,267	—	—	—	26,267
Issuance of restricted stock	289	29	15,197	(15,226)	—	—	—
Forfeiture of restricted stock	(10)	(1)	(510)	511	—	—	—
Amortization of restricted grants	—	—	—	1,471	—	—	1,471
Repurchase of common stock	(998)	(100)	(42,737)	—	—	—	(42,837)
Dividends declared ($.71 per share)	—	—	—	—	—	(30,809)	(30,809)

Balance March 31, 2006	43,176	$4,318	$49,970	$(13,244)	$16,498	$169,047	$226,589

(continued on next page)

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)

					Accumulated
	Common	Common	Capital in		Other
	Shares	Stock $.10	Excess of	Deferred	Comprehensive	Retained
(in thousands, except per share data)	Outstanding	Par Value	Par Value	Compensation	Income	Earnings	Total
Balance March 31, 2006	43,176	$4,318	$49,970	$(13,244)	$16,498	$169,047	$226,589

Comprehensive income:
Net income	—	—	—	—	—	290,614	290,614
Foreign currency translation adjustment	—	—	—	—	(5,247)	—	(5,247)
Change in unrealized gain (loss) on investments	—	—	—	—	91	—	91

Comprehensive income							285,458
Exercise of stock options	1,294	129	24,008	—	—	—	24,137
Income tax benefit from the exercise of stock options	—	—	11,870	—	—	—	11,870
Issuance of restricted stock	210	21	(21)	—	—	—	—
Forfeiture of restricted stock	(91)	(9)	9	—	—	—	—
Issuance of stock under ESPP	2	—	70	—	—	—	70
Repurchase of common stock	(2,191)	(219)	(83,612)	—	—	(9,194)	(93,025)
Reclass related to adoption of SFAS 123(R)	—	—	(13,244)	13,244	—	—	—
Stock based compensation expense	—	—	10,950	—	—	—	10,950
Dividends declared ($.74 per share)	—	—	—	—	—	(31,181)	(31,181)

Balance March 31, 2007	42,400	$4,240	$—	$—	$11,342	$419,286	$434,868

Comprehensive income:
Net income	—	—	—	—	—	63,415	63,415
Foreign currency translation adjustment	—	—	—	—	20,443	—	20,443
Change in unrealized gain (loss) on investments and unrecognized actuarial gains	—	—	—	—	207	—	207

Comprehensive income	—	—	—	—	—	—	84,065
Exercise of stock options, net	314	32	5,776	—	—	—	5,808
Income tax benefit from the exercise of stock options	—	—	3,488	—	—	—	3,488
Issuance of restricted stock	52	5	(5)	—	—	—	—
Forfeiture of restricted stock	(30)	(3)	3	—	—	—	—
Issuance of stock under ESPP	3	—	99	—	—	—	99
Repurchase of common stock	(9,000)	(900)	(20,244)	—	—	(347,239)	(368,383)
Stock based compensation expense	—	—	10,883	—	—	—	10,883
Dividends declared ($.80 per share)	—	—	—	—	—	(27,794)	(27,794)

Balance March 31, 2008	33,739	$3,374	$—	$—	$31,992	$107,668	$143,034

See notes to consolidated financial statements.

MENTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(in thousands)	2008	2007	2006
Net income	$63,415	$290,614	$62,357
Less: (income) loss from discontinued operations, net of income taxes	270	(1,551)	(14,278)
Less: (gain) on sale of discontinued operations, net of income taxes	(8,734)	(231,439)	—

Income from continuing operations	$54,951	$57,624	$48,079
Operating Activities:
Adjustments to derive cash flows from continuing operating activities:
Depreciation	8,389	7,198	7,748
Amortization	5,225	2,495	2,274
Deferred income taxes	(2,800)	4,889	793
Non-cash compensation	10,883	10,950	1,471
Tax benefit from exercise of stock options	3,488	11,870	26,267
Excess tax benefits from equity compensation	(2,285)	(8,643)	—
Non-cash impairment of long-lived assets	—	2,588	—
Loss on sale of assets	149	304	303
Loss (gain) on long-term marketable securities and unrecognized actuarial gains, net	207	(91)	121
Changes in operating assets and liabilities:
Accounts receivable	(9,334)	(7,576)	(2,136)
Inventories	2,348	(2,658)	(2,293)
Other current assets	(1,749)	(17,228)	(2,109)
Accounts payable and accrued liabilities	16,040	9,063	19,618
Income taxes payable	—	(1,837)	(1,092)

Net cash provided by continuing operating activities	85,512	68,948	99,044
Net cash provided by (used in) discontinued operating activities	8,464	(121,672)	25,354

Net cash provided by (used in) operating activities	93,976	(52,724)	124,398
Investing Activities:
Purchases of property and equipment	(23,381)	(5,737)	(8,531)
Purchases of intangibles	(4,313)	(6,741)	(1,543)
Purchases of marketable securities	(45,943)	(77,999)	(295,439)
Sales of marketable securities	131,117	64,396	229,461
Proceeds from the sale of the Urology Business	—	455,348	—
Purchase of business, net of cash acquired	(53,460)	—	—
Other, net	34	429	—

Net cash provided by (used in) continuing investing activities	4,054	429,696	(76,052)
Net cash used in discontinued investing activities	—	(50)	(5,164)

Net cash provided by (used in) investing activities	4,054	429,646	(81,216)
Financing Activities:
Repurchase of common stock	(368,383)	(93,025)	(42,837)
Proceeds from exercise of stock options and ESPP	5,907	24,207	43,649
Excess tax benefits from equity compensation	2,285	8,643	—
Dividends paid	(29,526)	(30,478)	(29,964)
Borrowings under line of credit agreements	—	—	14,000
Repayments of debt	(604)	(14,000)	(970)

Net cash used in continuing financing activities	(390,321)	(104,653)	(16,122)
Net cash used in discontinued financing activities	—	—	(2,213)

Net cash used in financing activities	(390,321)	(104,653)	(18,335)
Effect of currency exchange rates on cash and cash equivalents	463	663	(780)
Effect of currency exchange rates of discontinued operations	—	(120)	(2,020)

Increase (decrease) in cash and cash equivalents	(291,828)	272,812	22,047
Cash and cash equivalents at beginning of year	371,525	98,713	76,666

Cash and cash equivalents at end of year	$79,697	$371,525	$98,713

Supplemental cash flow information
Cash paid during the year for:
Income taxes for continuing operations	$11,778	$19,927	$4,601
Interest for continuing operations	$4,606	$4,822	$4,522
See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
On June 2, 2006, the Company completed a transaction for the sale of the Surgical Urology and the Clinical and Consumer Healthcare segments (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). Please see Note T to the consolidated financial statements for further information. The Company currently operates one business segment — aesthetic products.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.
Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The March 31, 2007 balance sheet includes a $9.5 million reclassification from current liabilities to long-term accrued liabilities for the long term portion of deferred revenue.
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

Cash and available-for-sale investments at March 31, 2008 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$71,756	$—	$—	$71,756
Money market funds	7,941	—	—	7,941
U.S. Government and Agency	15,336	16	—	15,352
State and Municipal Agency obligations	14,582	3	—	14,585
Corporate debt	281	—	—	281

Total available-for-sale investments	$109,896	$19	$—	$109,915

Included in cash and cash equivalents	$79,697	$—	$—	$79,697
Included in current marketable securities	30,199	19	—	30,218

Total available-for-sale investments	$109,896	$19	$—	$109,915

Cash and available-for-sale investments at March 31, 2007 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$146,552	$—	$—	$146,552
Money market funds	224,973	—	—	224,973
U.S. Government and Agency	23,923	34	(3)	23,954
State and Municipal Agency obligations	92,261	1	(1)	92,261

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Included in cash and cash equivalents	$371,525	$—	$—	$371,525
Included in current marketable securities	116,184	35	(4)	116,215

Total available-for-sale investments	$487,709	$35	$(4)	$487,740

Our debt securities include U.S. Government and Agency obligations and corporate debt with maturities within one year and highly liquid variable rate State and Municipal Agency obligations with maturities greater than ten years.
Fair Values of Financial Instruments
The fair value of available-for-sale investments is based on quoted market prices. The fair values of cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short-term nature of these financial instruments. The carrying value of the debt acquired in the Perouse acquisition and of the convertible subordinated notes approximates fair value.
Concentrations and Credit Risk
The Company obtains certain raw materials and components for a number of its products from single suppliers. In most cases the Company’s sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacturing or sales. No material interruptions in raw material supply occurred during fiscal 2008.

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
The Company has current and long-term deferred revenue, which include funds received in connection with purchases of the Company’s Enhanced Advantage Breast Implant Limited Warranty program. The fees received in connection with a sale of the Enhanced Advantage Breast Implant Limited Warranty are deferred and recognized evenly over the life of the warranty term.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is based on the useful lives of the assets and computed using the straight-line method. Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated useful lives ranging from 3 to 15 years or lease term. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.
Intangible Assets and Goodwill
Intangible assets consist of values assigned to patents, licenses, trademarks, trade names and other intangibles. These are stated at cost less accumulated amortization and, when applicable, are amortized over their economic useful life ranging from 3 to 20 years using the straight-line method. Goodwill represents the excess purchase cost over fair value of net identifiable assets acquired. The Company evaluates goodwill and other intangibles annually in the fourth quarter of each fiscal year, and has determined that its reporting units may be aggregated to its single business segment for purposes of this test. The impairment tests involve the use of both estimates of fair value as well as cash flow assumptions. If the book value exceeds the fair value, then the net book value would be reduced to fair value.

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
Product Liability Reserves
The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. The Company has also established additional reserves, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of our General Counsel and other general and administrative staff and are directly impacted by the Company’s overall risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, cost are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses or discontinued operations, and may affect the Company’s operating results in future periods.
Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of March 31, 2008, these plans have instruments outstanding that might require the issuance of 4.9 million shares of common stock to its employees and directors. Stock-based awards under the Company’s employee compensation plans are made with authorized but unissued shares reserved for this purpose.
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
Advertising Expenses
The Company expenses media advertising costs as incurred or where applicable, upon first showing. Advertising expenses were $3.1 million, $1.8 million and $3.0 million in fiscal 2008, 2007 and 2006, respectively. There were no capitalized advertising costs at March 31, 2008 and 2007.
Foreign Operations
Export sales to independent distributors were $9.0 million, $6.8 million and $7.2 million in fiscal 2008, 2007 and 2006, respectively. In addition, $107.0 million, $77.3 million, and $68.3 million of net sales from continuing operations in fiscal 2008, 2007 and 2006, respectively, were from the Company’s direct international sales offices primarily in Canada and Europe.
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
Effects of Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS No. 157 in the first quarter of fiscal 2009, and it is not expected to have a material impact on the Company’s results of operations or financial position.
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS 159 was effective April 1, 2008. The Company did not elect the fair value option for any of its eligible financial instruments and other items.
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

In December 2007, FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”. EITF No. 07-1 requires a company in a collaborative arrangement to present the results of activities for which it acts as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. The Company is required to adopt EITF No. 07-1 for annual periods beginning after December 15, 2008. The Company is currently evaluating the requirements of EITF No. 07-1 and it is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development (IPR&D), and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.
Use of Estimates
Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.
Note B — Inventories
Inventories at March 31 consisted of:

(in thousands)	2008	2007
Raw materials	$7,327	$5,924
Work in process	6,950	4,961
Finished goods on consignment	18,058	13,402
Finished goods	17,605	13,786

	$49,940	$38,073

Note C — Property and Equipment
Property and equipment at March 31 consisted of:

(in thousands)	2008	2007
Land	$276	$55
Buildings	13,909	10,853
Leasehold improvements	23,747	23,099
Furniture, fixtures and equipment	70,832	59,708
Construction in progress	20,657	4,217

	129,421	97,932
Less accumulated depreciation and amortization	(71,169)	(63,249)

	$58,252	$34,683

Note D — Other Comprehensive Income
Other comprehensive income includes the net change in unrealized gains (losses) on available-for-sale securities and unrecognized actuarial gains as follows:

	Year Ended March 31,
(in thousands)	2008	2007	2006
Unrealized gains (losses) and unrecognized actuarial gains arising during period, net of taxes of $6, $0 and $217, respectively	$239	$32	$(403)
Reclassification adjustments for gains (losses) realized in net income, net of taxes of $0, $27 and $282, respectively	(32)	59	524

Change in net unrealized/unrecognized gains	$207	$91	$121

Accumulated other comprehensive income which is included in the Company’s shareholders’ equity at March 31 consisted of:

(in thousands)	2008	2007
Net unrealized/unrecognized gains	$239	$32
Foreign currency translation adjustments	31,753	11,310

Accumulated other comprehensive income	$31,992	$11,342

Note E — Accounts Payable and Accrued Liabilities and Long-Term Accrued Liabilities
Accounts payable and accrued liabilities at March 31 consisted of:

(in thousands)	2008	2007
Trade accounts payable	$43,209	$32,147
Accrued compensation	22,026	14,022
Sales returns	17,344	18,590
Product liability reserve	6,945	6,555
Deferred revenue	2,693	2,349
Warranty reserves	2,534	2,989
Other	15,955	18,084

	$110,706	$94,736

Long-term accrued liabilities at March 31 consisted of:

(in thousands)	2008	2007
Warranty reserves	$9,410	$11,319
Deferred revenue	9,663	9,514
Long-term capital lease obligations	1,080	—
Other	7,383	850

	$27,536	$21,683

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
During the quarter ended June 30, 2006, the Company entered into an Amendment to the Credit Agreement (“First Amendment”) to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments. Additionally, the First Amendment released urology subsidiaries as guarantors, released the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modified certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.
On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has one standby letter of credit totaling $0.8 million outstanding which is secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at March 31, 2008, only $199 million was available for borrowings.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2008, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.

Loan and Overdraft Facility
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of March 31, 2008, there was no outstanding balance under this credit facility, and accordingly, $19.6 million was available for borrowing.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of March 31, 2008, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10-year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At March 31, 2008, there were short-term and long-term borrowings outstanding of approximately $0.9 million and $1.6 million, respectively. Of the $1.6 million of long-term borrowings, $0.9 million matures in fiscal 2010 and $0.7 million thereafter. A total of $218.8 million and $216.5 million was available under all lines of credit at March 31, 2008 and 2007, respectively.
Note G — Stock Options, Restricted Stock and Employee Stock Purchase Plan
Employee Stock Purchase Plan
In September 2005, the Company’s Board of Directors approved its Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to assist the Company in securing and retaining its U.S. based employees by allowing them to participate in the ownership and growth of the Company through the grant of certain rights to purchase shares of the Company’s common stock at an initial discount of 5% from the fair market value of its shares. The granting of such rights serves as partial consideration for employment and gives employees an additional inducement to remain in the service of the Company and its subsidiaries and provides them with an increased incentive to work toward the Company’s success.
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

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of March 31, 2008, approximately 5,000 shares have been sold under the plan.
The Company’s Long-Term Incentive Plans
The Company has two plans under which equity awards have been issued, the 1991 Plan and the Amended 2000 Long-Term Incentive Plan. The latter was amended and restated by shareholder approval in September 2005 and is now referred to as the Mentor Corporation 2005 Long-Term Incentive Plan, and was further amended in November 2005 and September 2006 (as amended, the “2005 Plan”). These amendments resulted in an increase in the number of shares of the Company’s common stock available for award under the plan by 1,600,000 shares with the new aggregate share limit for the 2005 Plan at 7,600,000 shares.
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
On August 9, 2007 the Board of Directors (the “Board”) of Mentor Corporation approved the 2007 Strategic Equity Incentive Plan (the “Sub-Plan”) under the 2005 Plan. The Board’s objective in establishing the Sub-Plan was to create a long-term incentive plan for the Company’s top 40 executives and senior managers, including the Company’s executive officers, designed to reward the participants for achieving superior financial results for the Company over a period of approximately four fiscal years.
The Sub-Plan provides for the grants of non-qualified stock options to key employees of the Company. The exercise price for the shares subject to the options was set at a premium to the closing trading price of the Company’s common stock as reported by the New York Stock Exchange on the date of grant. The shares subject to the options will vest subject to the attainment of specified earnings per share (“EPS”) targets over the second half of fiscal 2008 and the full fiscal years 2009, 2010 and 2011. The vesting percentages are disproportionately skewed to the achievement of the EPS targets in fiscal years 2010 and 2011, and the EPS targets represent compounded growth rates that are in excess of recent EPS growth rates for the Company.
Restricted Stock
Restricted stock vests and restrictions lapse, with respect to one-fifth of the total number of shares of restricted stock on each of the first, second, third, fourth and fifth anniversaries of the Award Date. The vesting schedule requires continued employment or service through each applicable vesting date as a condition to the vesting of the applicable installment of the restricted stock.
Stock compensation expense is recognized over the 5-year vesting period of the restricted stock grants. As of March 31, 2008 there was $6.1 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.5 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.
The total fair value of shares vested during the years ended March 31, 2008 and 2007 was $3.5 million and $2.7 million, respectively. Because no shares vested during the year ending March 31, 2006, the total fair value of shares vested was $0.

The fair value of shares of restricted stock is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the year ended March 31, 2008 is as follows:

		Weighted-average
(in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2007	346	$47.71
Granted	51	40.65
Lapsed	(80)	48.37
Forfeited	(30)	50.02

Nonvested at March 31, 2008	287	$46.03

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
Options issued under the Sub-Plan are exercisable, subject to the attainment of EPS targets, disproportionately over forty-two months and expire seven years from the date of grant. They were issued with an exercise price at a premium to the fair market value on the date of grant. Activity in the stock option plans during fiscal 2008, 2007 and 2006 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance March 31, 2005	6,165	$16.83

Granted	893	37.49
Exercised	(3,162)	13.79		$79,379
Canceled or expired	(214)	22.41

Balance March 31, 2006	3,682	24.11

Granted	280	46.39
Exercised	(1,277)	18.89		$36,865
Canceled or expired	(424)	32.68

Balance March 31, 2007	2,261	28.13

Granted	2,847	47.80
Exercised	(328)	19.69		$8,041
Canceled or expired	(142)	42.20

Balance March 31, 2008	4,638	$40.39	6.63	$7,052

Vested and Expected to Vest at March 31, 2008	4,315	$39.94	6.55	$7,052

Exercisable at March 31, 2008	1,305	$24.81	5.16	$7,052

As of March 31, 2008 there was $33.1 million of total unrecognized compensation expense related to stock options. That expense is expected to be recognized over a weighted-average period of 2.9 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.

At March 31, 2008, the 2005 Plan had options for 4.4 million shares granted and outstanding, and 0.2 million shares available for grant. The 1991 Plan had options for 0.2 million shares granted and outstanding at March 31, 2008. No additional options can be granted under the 1991 Plan.
Information regarding stock options outstanding at March 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-
	Number of	Remaining	Average	Number of	Weighted-Average
Price Range	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
Under $22.00	732,501	3.84	$16.09	732,501	$16.09
$22.01-$38.00	1,061,025	7.17	$35.33	495,578	$34.40
$38.01-$48.00	779,420	8.57	$43.30	45,750	$41.62
$48.01-$53.76	2,065,000	6.62	$50.52	31,250	$52.68
At March 31, 2008, 2007 and 2006, stock options to purchase 1.3 million, 1.2 million and 1.7 million shares, respectively, were exercisable at weighted-average exercise prices of $24.81, $20.19 and $15.96 per share, respectively.
The weighted-average fair values of stock options granted were $12.02, $15.63 and $10.60 per share for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. These values were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended March 31,
	2008	2007	2006
Risk-free interest rate	4.18%	4.91%	3.93%
Expected life (in years)	4.97	4.77	4.93
Expected volatility	0.34	0.36	0.32
Expected dividend yield	1.914%	1.503%	2.047%
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of March 31, 2008. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The fair value of the PSUs at the date of grant was determined using a Monte Carlo Simulation Model.

Information regarding our Performance Stock Units during the fiscal year ended March 31, 2008 is as follows:

		Fair market
		value at date
(in thousands)	Shares	of grant
Nonvested at March 31, 2007	307	$6,520
Forfeited	(5)	(109)

Nonvested at March 31, 2008	302	$6,411

As of March 31, 2008 there was $2.2 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 1.0 year. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche. Because no shares vested during the years ended March 31, 2008, 2007 and 2006 the total fair value of shares vested was $0.
Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the twelve months ended March 31, 2008, 2007 and 2006, respectively:

	Twelve Months Ended March 31,
(in thousands)	2008	2007	2006
Stock options	$4,367	$4,425	$—
Restricted stock	4,361	4,879	1,471
Performance units	2,155	1,646	—

Total stock-based compensation expense, pre-tax	10,883	10,950	1,471
Tax benefit from stock-based compensation expense	(3,371)	(3,349)	(544)

Total stock-based compensation expense, net of tax	$7,512	$7,601	$927

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the fiscal year ended March 31, 2008 and 2007 was minor. The above table does not reflect compensation expense related to stock option grants in fiscal 2006 since the Company did not record stock option expense pursuant to APB No. 25, as discussed below.
The Company’s pro forma information reported in years prior to its adoption of SFAS 123(R) is as follows:

Year Ended
March 31,
(in thousands, except per share data)	2006
Net income from continuing operations: as reported	$48,079
Deduct: compensation expense fair value method	(3,900)

Net income: pro forma	$44,179

Basic earnings per share from continuing operations: as reported	$1.12
Basic earnings per share from continuing operations: pro forma	$1.02

Net income from continuing operations: as reported	$48,079
Add back after tax interest expense on convertible notes	3,208

Net income: diluted earnings per share	51,287
Deduct: compensation expense fair value method	(3,900)

Net income: diluted earnings per share pro forma	$47,387

Diluted earnings per share from continuing operations: as reported	$1.01
Diluted earnings per share from continuing operations: pro forma	$0.93

Prior to April 1, 2006, the Company accounted for its employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the recognition principles of APB No. 25, compensation expense related to restricted stock and performance units was required to be recognized in the Company’s financial statements.
Exercise prices for stock options are set at fair market value, as determined by the closing price of the Company’s common stock on the New York Stock Exchange on the date of grant, and the related number of shares granted is fixed at that point in time. Therefore, under the principles of APB No. 25, the Company did not recognize compensation expense associated with the grant of stock options. SFAS 123 “Accounting for Stock-Based Compensation” required the use of an option valuation model to provide supplemental information regarding options granted after fiscal 1995. Pro forma information regarding net income and earnings per share shown above were determined as if the Company had accounted for its employee stock options under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options would be amortized ratably over the options’ vesting period.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”. In addition to recognizing compensation expense related to restricted stock and performance units, SFAS 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and other equity-based compensation instruments. The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for fiscal 2006 have not been adjusted to reflect the adoption of SFAS 123(R).
Note H — Income Taxes
The provision for income taxes includes the following:

	Year Ended March 31,
(in thousands)	2008	2007	2006
Current:
Federal	$24,232	$22,281	$17,436
State	2,368	3,379	519
Foreign	796	2,177	1,660

	27,396	27,837	19,615

Deferred:
Federal	(2,414)	(2,617)	637
State	(836)	(246)	339
Foreign	(773)	(426)	(985)

	(4,023)	(3,289)	(9)

	$23,373	$24,548	$19,606

Deferred income taxes reflect the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets at March 31 are as follows:

(in thousands)	2008	2007
Deferred tax liabilities	$—	$—

Deferred tax assets:
Book liabilities not deductible for tax	$22,144	$25,192
Expenses capitalized for tax	474	471
Intercompany inventory-related items	5,658	3,733
Fixed assets	2,282	1,654
Convertible note hedge	1,610	3,918

Total deferred tax assets	$32,168	$34,968

Net deferred tax assets	$32,168	$34,968

The change in the net deferred tax asset differs from the deferred tax provision as a result of deferred tax assets that do not typically impact the provision. This includes the benefit related to tax deductions from the exercise of non-qualified stock options in excess of compensation-cost recognized for financial statement reporting purposes which is recorded as an increase to additional paid-in-capital when realized.
Effective April 1, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in our consolidated financial statements of tax positions taken or expected to be taken in a tax return. For tax benefits to be recognized under FIN 48, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement. There was no cumulative effect of applying the recognition measurement provisions upon adoption of FIN 48.
FIN 48 also provides guidance on the balance sheet classification of liabilities for unrecognized tax benefits (“UTBs”) as either current or non-current depending on the expected timing of payments. Upon adoption of FIN 48, the Company reclassified approximately $1.4 million and $3.5 million of UTBs and related accrued interest from income taxes payable to current and non-current liabilities, respectively.
The reconciliation of the total gross amounts of UTBs for the year ended March 31, 2008 is as follows (in thousands):

Balance at April 1, 2007	$4,304
Additions based on tax positions related to the current year	1,757
Additions for tax positions of prior years	2,619
Reductions for tax positions of prior years	(448)
Settlements	(185)
Statute lapses	(54)

Balance at March 31, 2008	$7,993

The majority of UTBs, if recognized, would affect our effective tax rate.
As of March 31, 2008, the Company believes that it was reasonably possible that our liabilities for UTBs may decrease by $0.9 million to $1.7 million within the succeeding twelve months due to potential tax settlements as well as resolution of other issues identified during the examination process.
Interest and penalties related to UTBs are classified as a component of our provision for income taxes. During fiscal 2008, the Company recognized approximately $0.2 million of interest benefit through the income tax provision in the Consolidated Statement of Income. At March 31, 2008, there was approximately $0.5 million of accrued interest associated with UTBs.

The reconciliation of the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended March 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes net of federal tax benefit	1.6	1.4	1.6
Non-taxable interest and dividends	(0.6)	(1.4)	(0.4)
Research and development credit	(1.6)	(1.9)	(1.7)
ETI/MFG deduction	(0.8)	(0.4)	(1.1)
Foreign operations	(4.3)	(4.9)	(7.3)
Dividend repatriation	—	—	2.5
Equity compensation	0.5	0.8	—
Other	—	1.3	0.4

	29.8%	29.9%	29.0%

The Company does not provide for U.S. income taxes on undistributed earnings of the Company’s foreign operations that are intended to be invested indefinitely outside the United States. At March 31, 2008, these foreign earnings amounted to approximately $60.1 million. If repatriated, additional taxes of approximately $22.0 million on these earnings would be due, based on the current tax rates in effect. For the years ended March 31, 2008, 2007, and 2006, foreign income before taxes were $17.6 million, $20.4 million and $19.3 million, respectively.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of credits, and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company is no longer subject to U.S. federal income tax examinations for tax years ending on or before March 31, 2004 or to California state income tax examinations for tax years ending on or before March 31, 2003.
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
The impairment tests involve the use of both estimates of fair value as well as cash flow assumptions. Impairment tests are performed in the fourth quarter of each fiscal year. No impairment was noted for fiscal 2008. For fiscal 2007, the Company performed impairment testing and determined that certain intangible assets had fair values less than their respective book values and were deemed impaired. Accordingly, the Company recorded a net impairment charge, related to the closure of our Scotland facility, for the impairment of long-lived assets of $2.6 million, including $1.2 million related to intangibles and $1.4 million related to property and equipment and other assets.
During fiscal 2007, the Company entered into a commercialization agreement with Genzyme Corporation. Two milestone obligations of $3 million each were met as of March 31, 2007 and are included in other intangibles. These milestones are being amortized over three years for one of the $3 million milestones and ten years for the other. As of March 31, 2008, an additional $4.3 million milestone was met and is also included in other intangibles and will be amortized over five years. The lives over which the milestone payments are being amortized are based on the term of the commercialization agreement for the non-refundable upfront payment, or the expected product life cycle of each underlying product in each region for the remaining milestones.
In July 2007, the Company acquired Perouse Plastie SAS resulting in the addition of $18.4 million in intangibles and $31.8 million in goodwill. For further information related to this acquisition, see Note J — Acquisitions.

Intangible assets at March 31 consisted of:

	Year Ended March 31, 2008
		Accumulated	Carrying
(in thousands)	Original Cost	Amortization	Value	Useful Life
Patents	$10,853	$(1,684)	$9,169	5-20
Licenses	11,123	(4,431)	6,692	3-17
Trademarks	128	(64)	64	3-20
Trade name	4,741	—	4,741	Indefinite
Other intangibles	22,807	(7,137)	15,670	3-20

Subtotal intangibles	49,652	(13,316)	36,336
Goodwill	50,430	(723)	49,707

Total intangibles and goodwill	$100,082	$(14,039)	$86,043

	Year Ended March 31, 2007
		Accumulated	Carrying
(in thousands)	Original Cost	Amortization	Value	Useful Life
Patents	$1,103	$(494)	$609	5-20
Licenses	11,323	(3,849)	7,474	3-17
Trademarks	106	(33)	73	3-20
Other intangibles	11,515	(3,708)	7,807	3-20

Subtotal intangibles	24,047	(8,084)	15,963
Goodwill	13,367	(723)	12,644

Total intangibles and goodwill	$37,414	$(8,807)	$28,607

The aggregate amortization expense on intangible assets recorded for fiscal 2008, 2007 and 2006 was $5.2 million, $2.5 million and $2.3 million, respectively. The following table summarizes the estimated aggregate amortization expense for each of the five succeeding fiscal years:

Estimated Amortization
Year Ended	Expense (in thousands)
March 31, 2009	$6,036
March 31, 2010	$5,123
March 31, 2011	$4,007
March 31, 2012	$3,452
March 31, 2013	$3,203
The changes in the carrying amount of goodwill for fiscal 2008 and 2007 were as follows:

(in thousands)
Balance at March 31, 2006	$11,878
Currency translation	766

Balance at March 31, 2007	$12,644

Goodwill acquired	31,769
Currency translation	5,294

Balance at March 31, 2008	$49,707

Note J — Acquisitions
On July 2, 2007 the Company purchased all of the outstanding shares of Perouse Plastie SAS (Perouse). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin American markets. The Company paid $53.5 million in cash (net of cash acquired). In addition, the Company incurred approximately $0.4 million in acquisition costs, bringing the total purchase price to $53.9 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The results of Perouse operations are included in the Company’s consolidated results since acquisition date. Pro forma results of operations for fiscal year 2008 and 2007 as though the acquisition had taken place at the beginning of each of the periods presented, would not differ significantly from the actual results for those periods.
The following table summarizes the Company’s current estimates of the fair values of the assets acquired and liabilities assumed at July 2, 2007. This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities, including finalizing its review of deferred tax assets and liabilities.

(In thousands)
Cash	$436
Accounts receivable	3,508
Inventory	8,953
Prepaid expenses and other current assets	798

Total current assets	13,695

Property, plant and equipment	5,226
Intangible assets	18,423
Goodwill	31,769
Other assets	39

Total assets acquired	$69,152

Liabilities associated with acquisition:
Accounts payable and accrued liabilities	$8,185
Other long-term liabilities	7,071

Total liabilities assumed	$15,256

Net assets acquired	$53,896

Of the $18.4 million of acquired intangible assets, $8.7 million was assigned to developed technology with a useful life of seven years (based on the excess earnings method under the income approach), $5.4 million was assigned to customer relationships with a four year life for distributors (based on the with and without method under the income approach) and an eight year life for physicians and hospitals (based on the excess earnings method under the income approach), $0.3 million was assigned to a covenant not to compete with a useful life of three years (based on the with and without method under the income approach), and $4.0 million was assigned to trade names (based on the royalty relief method), which have an indefinite life and is therefore not subject to amortization. The weighted average amortization period for the intangible assets with definite lives is 6.5 years.
Of the $7.1 million in other long-term liabilities, $4.2 million is the long-term portion of deferred taxes related to the intangibles acquired. The remaining $2.9 million is the long-term portion of capital lease obligations and outstanding bank loans assumed.

Note K — Earnings per Share
A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Year Ended March 31,
(in thousands)	2008	2007	2006
Net income from continuing operations: as reported	$54,951	$57,624	$48,079
Add back after tax interest expense on convertible notes	3,208	3,208	3,208

Net income from continuing operations for numerator of diluted earnings per share	$58,159	$60,832	$51,287

	Year Ended March 31,
(in thousands)	2008	2007	2006
Net income from discontinued operations	$8,464	$232,990	$14,278

Net income: as reported	$63,415	$290,614	$62,357
Add back after tax interest expense on convertible notes	3,208	3,208	3,208

Net income from continuing operations for numerator of diluted earnings per share	$66,623	$293,822	$65,565

	Year Ended March 31,
(in thousands, except per share data)	2008	2007	2006
Weighted average outstanding shares: basic	35,375	41,960	42,995
Restricted grants	296	152	140
Shares issuable through exercise of stock options	538	1,000	1,901
Shares issuable through convertible notes	5,175	5,151	5,138
Shares issuable through warrants	65	829	696

Weighted average outstanding shares: diluted	41,449	49,092	50,870

Basic earnings per share
Continuing operations	$1.55	$1.37	$1.12
Discontinued operations	$0.24	$5.55	$0.33
Basic earnings per share	$1.79	$6.93	$1.45

Diluted earnings per share
Continuing operations	$1.40	$1.24	$1.01
Discontinued operations	$0.20	$4.75	$0.28
Diluted earnings per share	$1.61	$5.99	$1.29
Employee stock options
Shares issuable under the Company’s 2005 Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy was 3.2 million, 183,500 and 1,000 shares for fiscal 2008, 2007 and 2006 respectively. This calculation is performed on an instrument-by-instrument basis.

Convertible subordinated notes and warrants
The terms of the Company’s 2005 convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds 120% of the conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF issue No. 04-8 requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described below in Note L. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense avoided for the period upon conversion and the denominator of the calculation is increased by approximately 5.2 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described below in Note L, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to approximately $38.9251. SFAS 128, however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended March 31, 2008 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been zero, 1.1 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the year ended March 31, 2008 exceeded the $38.9251 conversion price of the warrants. The impact of these warrants was that 65,000 shares were added to the diluted shares and diluted earnings per share calculation as of the fiscal year ended March 31, 2008.
Note L — Long-Term Debt
On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of the Company’s common stock at an adjusted conversion price of $28.9158 per share and are subordinated to all existing and future senior debt.
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
At an initial conversion price of $29.289, each $1,000 principle amount of notes will be convertible into 34.1425 shares of common stock. As a result of the Company’s dividend increases, the conversion price has been adjusted to $28.9158, and each $1,000 principle amount will be convertible into 34.5832 shares of common stock.

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
Concurrent with the issuance of the notes, the Company issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $38.9251. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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
Note M — Share Repurchase Program
The Company has a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effect of our employee equity compensation and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations.
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5.0 million shares of the Company’s common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program from 3.3 million to 5.0 million shares. The Company repurchased 4.1 million shares of its common stock for a total purchase price of $166 million under the 2006 10b5 Plan, and this 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, the Company entered into a second Rule 10b5-1 stock purchase plan compliant with Rule 10b-18 (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing its common stock, up to a cumulative purchase price of $200 million. In connection with the entry into the 2007 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. The Company repurchased 4.8 million shares of its common stock under the 2007 10b5 Plan for a total purchase price of $200 million. Although 0.8 million shares remained authorized for future repurchases under the Company’s stock repurchase program as of March 31, 2008, authorized funding for the 2007 10b5 Plan has been exhausted. The 2007 10b5 Plan terminates on June 17, 2008.

For fiscal 2008, the Company repurchased 9.0 million shares of its common stock for a total purchase price of $367.7 million, of which 8.7 million shares were purchased for $357.8 million under the 10b5 plans.
In addition to the shares repurchased under the 10b5 plans, the Company acquired an additional 16,000 shares for a purchase price of $0.7 million for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during fiscal 2008.
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
The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $31.6 million as of March 31, 2008. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note F — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note N — Commitments
The Company’s manufacturing, warehousing and administrative offices in Bornel, France are leased under a non-cancelable lease classified as a capital lease. Leased property under the capital lease as of March 31, 2008, net of $0.1 million of accumulated amortization, totals $1.1 million and is included as part of “Property and equipment, net” in the Company’s consolidated balance sheet. The Company leases certain facilities under non-cancelable operating leases with unexpired terms ranging from one to nine years. Most leases contain renewal options. Rental expense included in continuing operations for these leases was $4.4 million, $4.0 million and $3.9 million for fiscal 2008, 2007 and 2006, respectively. Future minimum lease payments (net of non-cancelable sublease rentals) under operating and capital lease arrangements at March 31, 2008 were as follows:

	Capital	Operating
(in thousands)	Lease	Leases
2009	$144	$4,474
2010	169	4,415
2011	169	4,119
2012	169	3,449
2013	169	2,018
Thereafter	575	2,816

Total	$1,395	$21,291

Less: Amounts representing interest costs	171

Net present value	1,224
Less: Capital lease obligations included in short-term debt	144

Long-term capital lease obligations	$1,080

Future minimum rental commitments to be received under non-cancelable subleases totaled approximately $2.4 million at March 31, 2008.

During fiscal 2008, the Company amended an existing supply and distribution agreement with Misonix, Inc. to include a commitment by the Company to purchase approximately $1.0 million of liposuction systems prior to September 30, 2008. As of March 31, 2008, the Company had remaining purchase obligations of approximately $0.5 million under that agreement.
Note O — Related Party Transactions
On March 6, 2006, the Company repurchased 995,814 shares of its common stock from two retiring members of the Board of Directors at a purchase price of $43.00 per share, a discount from the closing price of the Company’s common stock on the NYSE of $44.37 on that date. The Company’s Audit Committee and the Board of Directors evaluated and pre-approved the transactions.
On June 5, 2006, the Company repurchased 2 million shares of its common stock from an investment partnership managed by ValueAct Capital at $42.00 per share, a discount to the $42.21 closing market price on the NYSE on that date. ValueAct Capital’s managing director, Mr. Jeff Ubben, was a member of the Company’s Board of Directors at the time of this share repurchase. Mr. Ubben is no longer on the Company’s Board of Directors. The 2.0 million shares were repurchased for a total of $84 million pursuant to the Company’s continuing stock repurchase program and represented approximately 4.6% of outstanding shares before the transactions. After the transactions, ValueAct Capital, through several of its investment partnerships, continued to own more than 2 million shares of common stock, or approximately 5% of the outstanding shares of the Company. The repurchase of these shares was pre-approved by the Audit Committee and the Board of Directors with interested parties abstaining or not in attendance.
Note P — Warranty Reserves
The Company offer two types of warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, the Company began a limited-time offer of free enrollment in our Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007, in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the customer, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. As a result of these periodic analyses, the Company recorded adjustments reducing its domestic and international warranty reserves by $3.3 million and $0.4 million, respectively, during fiscal 2008.
The following table presents changes in the Company’s short-term and long-term accrued product warranty reserves for fiscal 2008 and 2007.

	Year Ended March 31,
(in thousands)	2008	2007
Beginning warranty reserves	$14,308	$13,603
Cost of warranty claims	(2,702)	(3,225)
Accrual for product warranties	3,990	3,930
Adjustments made to accruals related to pre-existing warranties	(3,652)	—

Ending warranty reserves	$11,944	$14,308

Note Q — Contingencies
Warranty, product liability and related claims are a regular and ongoing aspect of the medical device and biologics industries. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual, or by a group of patients purported to be a class action. The Company is currently involved in a number of product liability legal actions and related claims, the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company has retained liabilities associated with warranty and product liability and related claims arising out of its discontinued products, including urology products sold prior to the June 2, 2006 closing date of the sale of the Urology Business to Coloplast. No individual product liability case or group of cases in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies,” a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.
The Company carries product liability insurance on all its products. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. At March 31, 2008 and March 31, 2007, the Company had established reserves of $2.4 million and $2.7 million, respectively, for product related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, at March 31, 2008 and March 31, 2007, the Company had established additional reserves of $4.5 million and $3.8 million, respectively, through its wholly-owned captive insurance subsidiary based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses and may affect the Company’s operating results in future periods.
The Company also offers limited warranty coverage on some of its products (see Note P for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its raw material and component suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems. Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.
In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse effect on the Company.
Note R — Long-Lived Asset Impairment Charges
During the fourth quarter of fiscal 2007, the Company incurred $2.6 million in expenses related to certain long-lived assets that were determined to be impaired associated with the closure of our Scotland facility.
Note S — Postretirement Benefit Plans
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to specified percentages of each employee’s compensation. Charges against income for the matching contributions were $1.5 million, $1.1 million and $0.9 million for fiscal years 2008, 2007 and 2006, respectively.

The Company’s subsidiary in the Netherlands employed approximately 210 people and 180 people, as of March 31, 2008 and 2007, respectively, to which it offers a defined benefit plan. As of March 31, 2008, the projected benefit obligation, plan assets, accrued pension costs, and unrecognized actuarial gains were $2.3 million, $1.6 million, $0.7 million and $0.2 million, respectively. As of March 31, 2007, the projected benefit obligation, plan assets and accrued pension costs were $2.4 million, $1.6 million and $0.8 million, respectively.
Note T — Discontinued Operations
On May 17, 2006 the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits. In accordance with the agreement, a post-closing adjustment of $2.7 million was paid by the Company to Coloplast in the fourth quarter of fiscal 2007. The sale was completed on June 2, 2006. Operations associated with these discontinued segments have been classified as income from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash provided by discontinued operations for fiscal 2008 was $8.5 million, which includes approximately $8.8 million in income tax benefits related to the gain on the sale of the Urology Business.
At the end of last year, the Company computed its best estimate of the gain on the sale of the Company’s Urology Business. During the preparation of the fiscal 2007 federal income tax return, more facts and information became available that allowed us to refine and more accurately compute the Company’s original estimate of the book and tax differences on the sale and the resulting provision on the gain on sale, including the effect of foreign tax credits generated from the sale. The current year benefit of $8.8 million in discontinued operations reflects the impact of adjusting the prior year provision estimate to reflect these factors.
Net sales from discontinued operations were $38.4 million and $235.5 million for fiscal years 2007 and 2006, respectively. Income (loss) before income taxes from discontinued operations was ($0.3) million, $3.6 million and $24.8 million for fiscal years 2008, 2007 and 2006, respectively.
Included in discontinued operations for fiscal 2006, were pre-tax charges of $6.1 million related to the divestiture of the Company’s surgical urology and clinical and consumer healthcare businesses.

Note U — Segment Information for Continuing Operations
The Company operates in one business segment – aesthetic products. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting. The Company’s operations by principal product and geographic area are presented below.

	Year Ending March 31,
(in thousands)	2008	2007	2006
Principal products net sales
Breast aesthetics	$328,027	$262,556	$233,189
Body contouring	15,212	16,734	17,782
Other aesthetics, including facial products	29,969	22,684	17,301

Consolidated total	$373,208	$301,974	$268,272

	Year Ending March 31,
(in thousands)	2008	2007	2006
Geographic area net sales
United States	$257,250	$217,785	$192,764
Canada	20,381	16,234	15,178
All other countries	95,577	67,955	60,330

Consolidated total	$373,208	$301,974	$268,272

	At March 31,
(in thousands)	2008	2007
Geographic area long-lived assets
United States	$58,229	$41,792
France	61,613	26
Netherlands	17,039	15,263
All other countries	7,414	6,209

Consolidated total	$144,295	$63,290

Note V — Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations:

(in thousands, except per share data)
Year Ended March 31, 2008	First	Second	Third	Fourth
Net sales	$95,564	$85,390	$92,860	$99,394
Gross profit	74,340	59,910	66,722	73,241
Net income from continuing operations	21,744	10,029	12,112	11,066
Net income (loss) from discontinued operations, net of tax	(6)	(111)	(170)	8,751
Net income	$21,738	$9,918	$11,942	$19,817

Basic earnings (loss) per share
Continuing operations	$0.54	$0.29	$0.36	$0.33
Discontinued operations	$—	$—	$(0.01)	$0.26
Basic earnings per share	$0.54	$0.29	$0.36	$0.59

Diluted earnings (loss) per share
Continuing operations	$0.48	$0.27	$0.32	$0.30
Discontinued operations	$—	$—	$(0.01)	$0.22
Diluted earnings per share	$0.48	$0.26	$0.32	$0.53

(in thousands, except per share data)
Year Ended March 31, 2007	First	Second	Third	Fourth
Net sales	$79,437	$66,908	$75,309	$80,320
Gross profit	57,392	48,387	56,384	61,155
Net income from continuing operations	15,674	10,823	14,750	16,377
Net income (loss) from discontinued operations, net of tax	225,728	(1,102)	(1,122)	9,486
Net income	$241,402	$9,721	$13,628	$25,863

Basic earnings (loss) per share
Continuing operations	$0.37	$0.26	$0.35	$0.39
Discontinued operations	$5.32	$(0.03)	$(0.03)	$0.23
Basic earnings per share	$5.69	$0.24	$0.33	$0.61

Diluted earnings (loss) per share
Continuing operations	$0.33	$0.24	$0.32	$0.35
Discontinued operations	$4.58	$(0.03)	$(0.03)	$0.19
Diluted earnings per share	$4.91	$0.22	$0.29	$0.54

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
	Balance at	Charged		Balance at
	Beginning	to Costs and		End of
Description	of Period	Expenses	Deductions	Period
Year Ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$4,534	$1,598	$622	$5,510

Liability reserves:
Product liability reserves	$6,555	$503	$113	$6,945
Accrued sales returns and allowances	18,590	5,494	6,740	17,344

	$25,145	$5,997	$6,853	$24,289

Year Ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$4,616	1,524	1,606	$4,534

Liability reserves:
Product liability reserves	$6,701	$418	$564	$6,555
Accrued sales returns and allowances	15,544	12,651	9,605	18,590

	$22,245	$13,069	$10,169	$25,145

Year Ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$3,839	$1,804	$1,027	$4,616

Liability reserves:
Product liability reserves	$5,232	$1,732	$263	$6,701
Accrued sales returns and allowances	13,162	9,049	6,667	15,544

	$18,394	$10,781	$6,930	$22,245

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION
DATE: May 30, 2008	/s/ JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date Signed

/s/ Joshua H. Levine Joshua H. Levine	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2008
/s/ Michael O’Neill Michael O’Neill	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 30, 2008
/s/ Joseph E. Whitters Joseph E. Whitters	Chairman of the Board	May 30, 2008
/s/ Michael L. Emmons Michael L. Emmons	Director	May 30, 2008
/s/ Walter W. Faster Walter W. Faster	Director	May 30, 2008
/s/ Margaret H. Jordan Margaret H. Jordan	Director	May 30, 2008
/s/ Katherine S. Napier Katherine S. Napier	Director	May 30, 2008
/s/ Burt E. Rosen Burt E. Rosen	Director	May 30, 2008

EXHIBIT INDEX

Item Number
2.1
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

3.1
Composite Restated Articles of Incorporation of the Company dated December 12, 2002 — Incorporated by reference to Exhibit 3(a) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Articles of Amendment to Restated Articles of Incorporation of Mentor Corporation — Incorporated by reference to Exhibit 3.1 on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation — Incorporated by reference to Exhibit 3.2 on Form 8-K filed on September 21, 2007.

4.1
Indenture 2 3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 4(a) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1*	Mentor Corporation Employee Stock Purchase Plan — Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2
Lease Agreement, dated November 10, 1989, between Mentor Corporation and Skyway Business Center Joint Venture — Incorporated by reference to Exhibit 10(b) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

10.3
First Amendment to Lease Agreement, dated December 1, 1993, between Mentor Corporation and Skyway Business Center Joint Venture — Incorporated by reference to Exhibit 10(c) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

10.4
Lease Agreement, dated July 23, 1990, between Mentor Corporation and SB Corporate Center, Ltd., covering 201 Mentor Drive, Santa Barbara, CA 93111 — Incorporated by reference to Exhibit 10(f) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

10.5
Lease Agreement, dated August 19, 1998, between Mentor Corporation and SB Corporate Center, LLC, covering 301 Mentor Drive — Incorporated by reference to Exhibit 10(n) of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 1999.

10.6	Convertible Note Hedge Confirmation, dated December 17, 2003 — Incorporated by reference to Exhibit 10(b) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

EXHIBIT INDEX (continued)

Item Number
10.7
Registration Rights Agreement — 2 3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 10(c) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.8	Warrants Confirmation, dated December 17, 2003 — Incorporated by reference to Exhibit 10(d) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.9
Purchase Agreement — 2 3/4% Convertible Subordinated Notes Due 2024, dated December 17, 2003 — Incorporated by reference to Exhibit 10(e) of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.10	Collared Accelerated Share Repurchase Transaction, dated March 8, 2004 — Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.11*
Employment Agreement between Mentor Corporation and Loren L. McFarland dated August 25, 2005 — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.12
Amended and Restated Supply Agreement, dated July 6, 2004 by and among NuSil Corporation, SiTech Inc., and Mentor Corporation — Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

10.13*	Mentor Corporation Form of Option Agreement — Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.14
Lease Agreement, dated March 17, 2004 between University Research Park, Incorporated, and Mentor Corporation covering 535 Science Drive, Suites A, B, C and D, Madison, Wisconsin — Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

10.15
Credit Agreement dated May 25, 2005, between Mentor Corporation, Bank of the West, Union Bank of California, N.A. and Wells Fargo, N.A. — Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed June 2, 2005.

10.16
English translation of RaboBank Loan and Overdraft Facility dated September 30, 2005 — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 11, 2005.

10.17*
Mentor Corporation 2005 Long-Term Incentive Plan Form of Restricted Stock Award Agreement — Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

10.18
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

EXHIBIT INDEX (continued)

Item Number
10.19
Mentor Corporation—Citigroup Global Markets Inc. Form 10b5-1 Stock Purchase Plan dated June 16, 2006 — Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.20*
2005 Long-Term Incentive Plan Form of Executive Performance Stock Unit Award Agreement — Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on June 28, 2006.

10.21*	Written Description of Car Allowance Plan — Incorporated by reference to Exhibit 10.11 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.22*	Form of Indemnification Agreement — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 29, 2006.

10.23
Second Amendment to Credit Agreement dated as of March 30, 2007, amending that certain Credit Agreement, dated as of May 25, 2005, and first amended May 31, 2006, by and among Mentor Corporation, Bank of the West, as administrative agent, Union Bank of California, N.A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.24*
Amended and Restated 2007 Strategic Equity Incentive Plan under the 2005 Long-Term Incentive Plan — Amended September 18, 2007— Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.25*
Separation and Release Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.26*
Consulting Agreement dated October 27, 2007, between Mentor Corporation and Loren L. McFarland — Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 30, 2007.

10.27*
Mentor Corporation 1991 Long-Term Incentive Plan as amended and restated as of September 17, 2007 — Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

10.28*
Mentor Corporation 2005 Long-Term Incentive Plan as amended and restated as of September 17, 2007 — Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

10.29*
Employment Agreement with Joshua Levine dated as of December 21, 2007 — Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

EXHIBIT INDEX (continued)

Item Number
10.30*
Employment Agreement with Michael O’Neill dated as of December 21, 2007 — Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

10.31*	Agreement with Joseph A. Newcomb dated as of December 21, 2007 — Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

10.32*
Employment Agreement with Edward S. Northup dated as of December 21, 2007 — Incorporated by reference to Exhibit 10.10 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-15(e) and 15d-15(e) Certification — Principal Executive Officer — Joshua H. Levine.

31.2	Rule 13a-15(e) and 15d-15(e) Certification — Principal Financial Officer — Michael O’Neill.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Joshua H. Levine.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Michael O’Neill.

*	Management contract or compensatory plan or arrangement.