Form 10-K/A
period 2008-03-31
MENTOR CORP /MN/
filed 2008-07-29
CIK 64892

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
(805) 879-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, par value $0.10 per share	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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
     As of May 23, 2008, there were approximately 33,759,970 Common Shares outstanding.
EXPLANATORY NOTE
     The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
          Our bylaws give the board of directors the authority to increase the number of directors by no more than two over the number last established by the shareholders. At a meeting of the board of directors in March 2007, the authorized number of directors was increased from seven to eight, which remains the current authorized number of directors.
          Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified.
          The following sets forth certain information concerning our directors:

		Director
Nominee	Age	Since	Positions and Offices Held with Mentor
Joseph E. Whitters	50	2004	Chairman of the Board

Michael L. Emmons	67	2004	Director

Walter W. Faster	75	1980	Director

Margaret H. Jordan	65	2007	Director

Joshua H. Levine	50	2004	President, Chief Executive Officer and Director

Katherine S. Napier	53	2007	Director

Burt E. Rosen	59	2007	Director
          Joseph E. Whitters has served as a Senior Advisor to Frazier Healthcare Ventures, a health care focused venture capital firm, since 2005. From 1986 until 2005 he held various financial, accounting and tax positions at First Health Group Corp., a managed health care company, including serving as Chief Financial Officer from 1988 until 2004. First Health Group Corp. was acquired in January 2005. Prior to joining First Health Group Corp., Mr. Whitters was employed in various financial, accounting and tax positions by United HealthCare Corp., Overland Express and Peat Marwick. Mr. Whitters is a certified public accountant. He is also a director of Omnicell, Inc. and Luminent Mortgage Capital.
          Michael L. Emmons retired from Accenture, a worldwide consulting firm (formerly known as Andersen Consulting) in August 2001 where he had developed and managed its worldwide tax function since 1995. Prior to joining Accenture, he had been a tax partner with Arthur Andersen & Co., where he was employed for over 28 years in various tax and management positions. Mr. Emmons is a certified public accountant and an attorney. Mr. Emmons holds a BA and JD from University of Washington and a LLM in Taxation from New York University Graduate School of Law.
          Walter W. Faster was Vice President, Corporate Growth and Development with General Mills Inc., a manufacturer and marketer of consumer foods and other consumer goods, when he retired in 1997. In earlier positions during his 34 year career with the company he served in various executive marketing and finance capacities. Prior to General Mills he served as a management consultant with Booz, Allen and Hamilton, an international consulting firm, in an engineering capacity with General Electric and as an Officer in the US Army Signal Corp. Mr. Faster has been a director for several non profit and for profit boards, including service with Volunteers of America as Chair for its National Board. He holds an MBA in marketing and finance from the Wharton Graduate School of the University of Pennsylvania and a BS in Engineering from the University of Illinois.
          Margaret H. Jordan has had a 43 year career focused on private and public healthcare management, and has served as the President of Dallas Medical Resources since 2004. Prior to that position, she has held management positions with organizations such as Texas Health Resource, Southern California Edison Company, Kaiser Foundation Health Plan and the U.S. Public Health Service. Ms. Jordan serves as a director of the Federal Reserve Bank of Dallas, and on several nonprofit boards, including the American Hospital Association, the Dallas Museum of Art and the Women’s Museum. She holds an MPH from the University of California-Berkeley and BSN from Georgetown University.

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
          Katherine S. Napier has had a 27 year career in general management and marketing. She served as Senior Vice President, Marketing, for McDonald’s Corporation in both Europe and the U.S. from 2002 to 2006. Prior to that, she held the position of Vice President and General Manager of the North American Pharmaceuticals Division and Women’s Health Group for Procter & Gamble, where she worked from 1979 to 2002. Ms. Napier serves on the board of Third Wave Technologies and Alberto-Culver Company, is a board of trustee member for Catholic Health Care Partners and Xavier University in Cincinnati, and serves on the Board of Visitors for Wake Forest University Calloway School of Business. She holds an MBA in marketing and finance from Xavier University and a BA in Economics and Studio Fine Arts from Georgetown University.
          Burt E. Rosen has over 30 years experience in developing and implementing federal and state government relations communication strategies for five major pharmaceutical, consumer products and medical device companies. He has served as Vice President Federal Government Relations for Purdue Pharmaceuticals since 2002. He has also served in a government relations capacity for Novartis, SmithKline Beecham (now GlaxoSmithKline), Bristol-Myers Squibb and Pfizer, Inc. Mr. Rosen began his career in public policy when he joined U.S. Senator Ernest F. Hollings (D-SC) as his Legislative Aide in Washington D.C. in 1973. Mr. Rosen holds a BS in Economics from the University of South Carolina and a JD from the University of South Carolina Law Center.
Relationships among Directors or Executive Officers
          There are no current family relationships among any of our directors or executive officers.
Director Independence
          The board has determined that all of the director nominees, other than Mr. Levine, including those who serve on the Audit, Compensation and Nominating and Governance Committees, are “independent” under the listing standards of the New York Stock Exchange (the “NYSE”), and that the members of the Audit Committee are also “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934. The board based this determination primarily on a review of the responses of the director nominees to questions regarding employment and compensation history, affiliations and family and other relationships, and on discussions with the directors.
Corporate Governance
          Pursuant to Minnesota law and our bylaws, our business and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the board and its committees.
          The Board of Directors has adopted a Code of Ethics for Senior Financial Officers and a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. Copies of the written committee charters for the Audit, Compensation and Nominating and Governance Committees, as well as our Corporate Governance Guidelines, Code of Ethics for Senior Financial Officers and Code of Business Conduct and Ethics are available on our website, and can be found under the “Investors” and “Corporate Governance” links. Our website is http://www.mentorcorp.com. Copies are also available in print, free of charge, by writing to Investor Relations, Mentor Corporation, 201 Mentor Drive, Santa Barbara, California

93111. We may post amendments to or waivers of the provisions of the Code of Ethics for Senior Financial Officers and our Code of Business Conduct and Ethics, if any, on the website.
Board Committees and Meetings
          The board of directors held ten meetings during the fiscal year ended March 31, 2008 and acted by written consent without a meeting four times. The board of directors has standing Compensation, Audit and Nominating and Governance Committees. Each incumbent director attended at least 80% of the total number of meetings of the board of directors and board committees on which that director served. Members of the board and its committees also consulted informally with management from time to time.
          Audit Committee. The Audit Committee acts pursuant to a written charter, which is available on our website (as described above). The charter requires that the Audit Committee be comprised of at least three members, all of whom must be independent as defined in the listing standards of the NYSE, and the board of directors has determined that all members of the Audit Committee satisfy this requirement. The board of directors has also determined that each member of the Committee is independent, as that term is defined under Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. The current members of the Audit Committee are Messrs. Emmons, Faster and Whitters. Although more than one member of the Audit Committee is believed to qualify as an “audit committee financial expert” as that term is defined in the rules promulgated under the Securities Act of 1933, as amended, the Audit Committee has designated Mr. Emmons as that expert.
          The Audit Committee assists the board of directors in discharging its responsibilities to oversee the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditor’s qualifications and independence, and the performance of our internal auditors. It has direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accountants employed by us for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services. The Audit Committee is also responsible for producing an Audit Committee Report for inclusion in our proxy statement. The Audit Committee held ten meetings during the fiscal year ended March 31, 2008.
          Compensation Committee. The Compensation Committee acts pursuant to a written charter, which is available on our website. The charter requires that the Compensation Committee be comprised of at least two members, both of whom (or all of whom, as the case may be) must be independent as defined in the listing standards of the NYSE, and the board of directors has determined that all current members satisfy this requirement. The current members of the Compensation Committee are Messrs. Whitters and Faster and Ms. Napier.
          The Compensation Committee assists the board of directors in discharging its responsibilities in respect of compensation of our executive officers and directors, including, among other things, annual salaries and bonuses, equity-based awards, and other incentive compensation arrangements. In addition, it administers our stock incentive plans. Pursuant to its charter, the Compensation Committee may delegate any of its responsibilities to subcommittees of the Compensation Committee, provided that the subcommittee is composed entirely of independent directors and has a published committee charter. Executive officers are not authorized to make discretionary grants or awards to any Company employees. The Compensation Committee is also responsible for producing a Compensation Committee Report for inclusion in our proxy statement. The Compensation Committee held a total of eight meetings and acted by written consent without a meeting five times during the fiscal year ended March 31, 2008.
          Nominating and Governance Committee. The Nominating and Governance Committee acts pursuant to a written charter, which is available on our website. The charter requires that the Nominating and Governance Committee be comprised of at least two members, both of whom (or all of whom, as the case may be) must be independent as defined in the listing standards of the NYSE, and the board of directors has made the determination that all current members satisfy this requirement. The current members of the Nominating and Governance Committee are Mr. Faster, Ms. Jordan and Mr. Rosen.
          Director Nomination Process
          The Nominating and Governance Committee is responsible for identifying individuals qualified to become board members and recommending to the full board of directors nominees for election as directors. To fulfill this role, the Nominating and Governance Committee reviews the composition of the full board to determine the qualifications and areas of expertise needed to further enhance the composition of the board and works with management in attracting candidates with those qualifications. In considering candidates for directors, the Nominating and Governance Committee takes into account a number of factors, including the following: (i) independence under applicable listing standards; (ii) relevant business experience; (iii) judgment, skill, integrity and reputation; (iv) number of other boards on which the candidate serves; (v) other business and professional commitments; (vi) potential conflicts of interest with other pursuits; (vii) whether the candidate is a party to any action or arbitration adverse to us; (viii) financial and accounting background to enable the Nominating and Governance Committee to determine whether the candidate would be suitable for possible Audit Committee membership or qualify as an “audit committee financial expert”, (ix) executive compensation background, to enable the committee to determine whether a candidate would be suitable for Compensation Committee membership; (x) whether the candidate has agreed to be interviewed by the Nominating and Governance Committee if requested; (xi) the size and composition of the existing board; and (xii) diversity the candidate offers to the board and us as a company.
          In addition, candidates must be willing and able to devote the required amount of time to our business. In evaluating candidates, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the board.
          On September 18, 2007, our board of directors unanimously amended our Amended and Restated Bylaws to add a new Section 1.12, which provides, among other things, for a formal director nomination process such that candidates for director nominated by shareholders for election at a meeting of shareholders shall be considered by the Board of directors and the shareholders in an orderly fashion, with sufficient time and information to evaluate the merits of such candidate. Section 1.12 provides that a shareholder must provide notice to the Company of its intent to nominate one or more persons (as the case may be) for election as director(s) at an annual meeting of shareholders not less than one hundred twenty (120) calendar days in advance of the date that the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting of shareholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) calendar days from the date contemplated at the time of the previous year’s proxy statement, notice by the shareholder must be received by the Company not later than the close of business on the tenth (10th) day following the day on which notice of the date of the meeting was mailed or a public announcement of the meeting date was made. In the event the Company calls a special meeting of shareholders for the purpose of electing one or more directors to the board of directors, a shareholder may nominate a person or persons (as the case may be) for election to such position(s) as are specified in the Company’s notice of meeting, if the shareholder’s notice shall be received at the principal executive offices of the Company not earlier than the ninetieth (90th) day prior to such special meeting and not later than the close of business on the later of the seventieth (70th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting.
          Pursuant to Section 1.12, a shareholder’s notice to the Company concerning the nomination of directors must set forth: (i) the name and address of the shareholder who intends to make the nomination, or the beneficial owner, if any, on whose behalf the nomination is being made and of the person or persons to be nominated, (ii) a representation that the shareholder is a holder of record of stock of the Company entitled to vote for the election of directors on the date of such notice and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iii) a description of all arrangements or understandings between the shareholder or such beneficial owner and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the board of directors and (v) the consent of each nominee to serve as a director of the Company if so elected. Shareholders must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.
          Before nominating a sitting director for reelection at an annual meeting, the Nominating and Governance Committee will consider the director’s performance on the board and whether the director’s reelection will be consistent with our Corporate Governance Guidelines.
          When seeking candidates for director, the Nominating and Governance Committee may solicit suggestions from incumbent directors, management or others. After conducting an initial evaluation of the candidate, the Nominating and Governance Committee will interview the candidate if it believes the candidate might be suitable for a director. The

Nominating and Governance Committee may also ask the candidate to meet with management. If the committee believes the candidate would be a valuable addition to the board, it will recommend to the full board that candidate’s election.
          In addition to the above, the Nominating and Governance Committee is responsible for developing and recommending to the board a set of corporate governance principals for the Company and overseeing the evaluation of the board of directors and management. The Nominating and Governance Committee held five meetings during the fiscal year ended March 31, 2008.
Executive Sessions
          Non-management directors meet regularly in executive session without management. Non-management directors are all those who are not our officers and include directors, if any, who are not considered independent under NYSE listing standards. Executive sessions are led by the Chairman of the Board. An executive session is held in conjunction with each regularly scheduled quarterly board meeting and other sessions may be called by the Chairman or at the request of other directors.
Director Attendance at Annual Meetings
          We typically schedule a board meeting in conjunction with our annual meeting of shareholders and expect that our directors will attend, absent a valid reason. Last year, all of our directors attended our annual meeting of shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the Securities and Exchange Commission (the “SEC”) and New York Stock Exchange an initial report of ownership of our stock on Form 3 and reports of changes in ownership on a Form 4 or a Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Under SEC rules, certain forms of indirect ownership and ownership of Company stock by certain family members are covered by these reporting rules. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial reports of ownership, reports of changes in ownership and in filing these reports on their behalf.
          To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Emmons filed one late report with respect to 136 shares of our common stock acquired on June 6, 2007 and Mr. Northup filed one late report with respect to 2,142 shares of our common stock withheld for taxes for restricted stock that vested on February 5, 2008.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Executive Summary
     This Compensation Discussion and Analysis reviews the compensation policies and discussions of the Compensation Committee of our board of directors (the “Committee”) with respect to our named executive officers listed in the Summary Compensation Table (the “NEOs”).
     The design and operation of our compensation program is intended to:
•	attract, motivate, retain and reward employees of outstanding ability;

•	link changes in employee compensation to individual and corporate performance;

•	facilitate the development of a progressive, results-oriented high performance culture;

•	provide opportunities for employee involvement, development and meaningful contribution;

•	support the achievement of annual and long-term financial and strategic goals by rewarding employees for superior results; and

•	align employees’ interests with those of the shareholders.
     The Committee’s approach emphasizes fixed compensation elements of salary and benefits, and variable compensation opportunities contingent on individual and company performance. The ultimate objective of our compensation program is to improve shareholder value. In furtherance of that objective, we evaluate both performance and compensation of employees to ensure that we maintain our ability to attract and retain employees and that compensation provided to employees remains competitive relative to the compensation paid to similarly-situated employees of peer companies.
     The above policies guide the Committee in assessing the compensation to be paid to our NEOs. The Committee endeavors to ensure that the total compensation paid to NEOs is fair, reasonable, competitive and consistent with our compensation policies. The above policies also guide the Committee as to the proper allocation between long-term compensation, current cash compensation, and annual bonus compensation.
     Each of the NEOs is a member of our Executive Leadership Team (“ELT”), consisting of approximately 13 of our most senior executives. NEOs and the remaining ELT members participate in the same fixed and variable compensation programs. All ELT members participate in other compensatory programs such as life insurance and disability benefits, certain perquisites, and severance protection.
     In determining the particular elements of compensation that will be used to implement our overall compensation policies, the Committee may also take into consideration a number of factors related to our performance, such as earnings per share, profitability, product pipeline developments, revenue growth and competitive developments among peer companies.
Role of Executive Officers in Compensation Decisions
     The Committee reviews and approves the compensation paid to our President and Chief Executive Officer (the “CEO”). With regard to the compensation paid to the NEOs other than the CEO, the CEO reviews on an annual basis the compensation paid to each such executive officer during the past year and submits to the Committee his recommendations regarding the compensation to be paid to such persons during the next year. Following a review of such recommendations, the Committee will take such action regarding such compensation as it deems appropriate, including approving compensation in an amount the Committee deems reasonable.
     The CEO plays a significant role in the compensation-setting process for NEOs, other than himself, by:
•	evaluating each NEO’s performance;

•	recommending business performance targets and establishing objectives; and

•	recommending salary levels, bonuses and equity-based awards.

     Management also prepares meeting information for most Committee meetings, and the CEO participates in Committee meetings at the Committee’s request to provide:
•	background information regarding our strategic objectives;

•	his evaluation of the performance of the NEOs (other than himself); and

•	compensation recommendations as to NEOs (other than himself).
Peer Group Benchmarking
     In making compensation decisions, the Committee believes that information regarding pay practices at peer companies is useful because the Committee recognizes that our compensation practices must be competitive in the marketplace. In fiscal 2007, the Committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent human resources consulting firm, to provide the Committee with relevant market data and alternatives to consider when making compensation decisions for the NEOs. Pearl Meyer reported directly to the Committee and did not perform any other services for us. The Committee’s charter grants the Committee the authority, without consulting or obtaining the approval of any officer in advance, to retain and terminate any consultant that it uses to assist in the Committee’s evaluation of director or executive officer compensation.
     As part of its service to the Committee, Pearl Meyer provided research regarding compensation programs and compensation levels among a peer group of publicly-traded healthcare/pharmaceutical companies. The data included a survey of the cash and equity compensation programs of the following companies: Adams Respiratory Therapeutics, Inc.; Advanced Medical Optics, Inc.; American Medical Systems Holdings, Inc.; Arrow International, Inc.; CYTYC Corp.; Gen Probe, Inc.; IDEXX Laboratories, Inc.; ImClone Systems, Inc.; Kyphon, Inc.; Medicis Pharmaceutical Corp.; MGI Pharma, Inc.; Resmed, Inc.; and Techne Corp (collectively, the “Peer Group”). This data is objective, available to others who engage Pearl Meyer, and may be used by companies comparable to us. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.
     For fiscal year 2008, the Committee sought to establish total compensation for NEOs at between approximately the fiftieth percentile and the seventy-fifth percentile of the compensation paid by the Peer Group. The ultimate target that the Committee plans to achieve is the seventy-fifth percentile of Peer Group, but the Committee plans to take several fiscal years of gradual increases to reach this benchmark.
2008 Executive Compensation Components
     For the fiscal year ended March 31, 2008, the principal components of compensation for the NEOs were:
•	base salary;

•	performance-based annual incentive bonus;

•	long-term equity incentive compensation; and

•	perquisites and other personal benefits.
Total Compensation
     In making decisions with respect to any element of an NEO’s compensation, the Committee considers the total compensation that may be awarded to the NEO, including salary, annual bonus, long-term incentive compensation and perquisites. In addition, in reviewing and approving employment agreements for NEOs, the Committee considers the other benefits to which the NEO is entitled by the agreement, including compensation payable upon termination of the agreement under a variety of circumstances. The Committee’s goal is to award a total compensation package that is reasonable when all elements of compensation are considered.
     In addition to peer benchmarking data and internal alignment considerations, the Committee relies upon its judgment and, when appropriate, management’s judgment, of each individual’s performance and responsibilities in determining the amount and mix of compensation elements awarded to that individual. The Committee strives to design each particular payment and award to provide an appropriate incentive and reward for performance that sustains and enhances stockholder value. Key factors affecting this judgment include:
•	individual performance compared to the operational and strategic goals established for the NEO at the beginning of the year;

•	our financial results for the fiscal year;

•	the nature, scope and level of responsibilities;

•	contribution to our financial results, particularly with respect to key metrics such as cash flow, margins, revenue, operating income and earnings per share; and

•	effectiveness in leading our initiatives.
Base Salary
     We provide NEOs with base salary to compensate them for services rendered during the fiscal year. In setting base salaries, the Committee reviewed the data provided by Pearl Meyer with respect to the Peer Group. The base salary for each of the NEOs is guided by the salary levels for comparable positions in the industry, as well as the individual’s personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual at the Committee’s discretion. Our overall performance and profitability also may be a factor in determining the base salaries for the executive officers.
     In fiscal 2008, the base salary of Joshua Levine, our CEO, was increased by approximately 7% over his prior year salary. The base salary of Joseph Newcomb, our Vice President, General Counsel and Secretary, was increased by approximately 4% over his prior year base salary. In approving these increases, the Committee emphasized its longer term objective of providing total compensation packages between the fiftieth and seventy-fifth percentiles of the Peer Group, as well as the elimination of certain perquisites that had been provided in prior years. The base salaries of Michael O’Neill, our Vice President, Chief Financial Officer, and Edward Northup, our Vice President, Chief Operations Officer, were both determined through negotiations in connection with the commencement of their services. The Committee relied in large part on the data regarding Peer Group compensation for executives with similar responsibilities in setting their base salaries.
Performance-Based Annual Incentive Bonus
     We have adopted a performance-based annual incentive bonus plan (“AIB”) which provides the Committee with the flexibility to design a cash-based incentive compensation program to motivate and reward performance for the year for eligible employees, including the NEOs. The Committee considers each year whether a performance-based annual incentive bonus plan should be established for the year and, if so, approves the group of employees eligible to participate in such plan for that year. The AIB includes various incentive levels based on the participant’s position, with the pay-out targets for NEOs ranging from 75% to 125% of base salary. Cash bonuses under the AIB have the effect of linking a significant portion of the NEO’s total cash compensation to overall company performance and to position the NEO’s cash compensation within the range for comparable positions at the Peer Group companies when performance is achieved against pre-defined objectives.
     The Committee sets minimum, target and maximum levels for our financial and strategic objectives each year and the payment and amount of any bonus depends upon whether we achieve those performance goals. The financial objective has typically been a measure of corporate operating income (“COI”). The Committee generally establishes financial and strategic objectives that it believes can be reasonably achieved with strong individual performance over the fiscal year. The Committee retains wide discretion to interpret the terms of the AIB plan and to interpret and determine whether our COI objectives and strategic objectives or an individual’s performance objectives have been met in any particular fiscal year. The Committee also retains the right to exclude extraordinary charges, gains or other special circumstances in determining whether our COI objectives were met during any particular fiscal year. Similarly, the Committee retains the right to consider special circumstances in determining the extent that strategic objectives were met in any particular fiscal year. Further, the Committee may consult with the board of directors or seek ratification from the board of directors with respect to interpretations of the terms of the AIB. The Committee did not exercise this discretion with respect to the 2008 AIB awards.
     The amount of each NEOs target AIB award may be adjusted based upon the evaluation of the individual NEO’s performance and contribution for the fiscal year. If we meet both minimum COI and minimum strategic objectives for the year and the NEO’s individual performance exceeds individual target goals for the fiscal year, his bonus payment for the year may be increased by up to 10%. If, on the other hand, we meet minimum COI and strategic objectives for the year but the NEO’s individual performance is below target goals for the fiscal year, his bonus payment for the year may be less than the targeted percentage of his annual base salary.
     In addition, the Committee may approve cash bonuses outside of the AIB plan. For example, the Committee may approve bonus awards in connection with an executive officer’s efforts and accomplishments with respect to our strategic initiatives and milestones, and such bonus awards may overlap with or be in addition to bonus awards under the AIB plan. For example, in May 2007, with respect to fiscal year 2007, the Committee approved a special cash bonus award to Mr. Levine in the amount of $250,000 as a reward for his leadership in our multi-year efforts to obtain Food and Drug Administration approval of our MemoryGel™ silicone gel-filled breast implants. This FDA approval, with conditions, was received in November 2006. No bonuses to NEOs outside of the AIB were made with respect to performance during fiscal 2008.
     For fiscal 2008, the amount that could have been received by Mr. Levine under the AIB if minimum COI and strategic objectives were achieved ranged from 4% to 150% of annual base salary, with a targeted bonus amount of 125% of base salary at attainment of 100% of budgeted COI and strategic objectives. For NEOs other than the CEO, the amount such officers could have received under the AIB plan if minimum COI and strategic objectives were achieved ranged from 4% to 90% of base salary, with targeted bonus amounts of 75% of annual base salary at attainment of 100% of budgeted COI and strategic objectives. Each executive officer would have received 0% of his base salary if minimum objectives had not been met. The table entitled “Fiscal Year 2008 Grants of Plan-Based Awards” in this proxy statement/prospectus sets forth the estimated range of cash payouts to executive officers under the AIB plan assuming minimum, target or maximum performance objectives were met for fiscal year 2008.
     For fiscal 2008, the Committee set minimum, target and maximum levels based upon our achievement of (i) target COI for the 2008 fiscal year of $80 million and (ii) specified strategic objectives, focused primarily in fiscal 2008 on achievements in our clinical and regulatory and product development functions. At minimum, target and maximum levels, the weighting of the fiscal year 2008 AIB was 50% for COI achievement and 50% for strategic objectives achievement. Minimum levels were set below the target level, while maximum levels were set above the target level. In making its determination of whether minimum, target or maximum levels were achieved, the Committee considered the specific circumstances facing us during the year. The target level with respect to COI was based on our internal performance goals and not on published estimates of our financial performance for the year. The strategic goals were comprised of targeted patient enrollment in our MemoryGel post-approval study; clinical milestones in our phase IIIa, IIIb and IIIc trials in our neurotoxin program; regulatory milestones for our hyaluronic acid dermal-fillers development program; and certain manufacturing cost reduction strategies.
     Under the 2008 AIB, because the minimum COI objectives and minimum strategic performance objectives were met, NEOs were eligible to receive a bonus payment, with the specific amount that such NEO received dependent on his individual performance. If we had not met minimum COI objectives or minimum strategic objectives for fiscal 2008, no bonus payments would have been made under the AIB plan, regardless of individual performance.
     Each of the following NEOs (with the exception of Mr. McFarland) received the following payments in June 2008 under the AIB plan for fiscal year 2008 performance:

Name	2008 AIB Award
Joshua H. Levine	$658,125
Michael O’Neill	$114,257
Loren L. McFarland	$153,281
Joseph A. Newcomb	$239,118
Edward S. Northup	$303,469
     Mr. McFarland, who resigned effective November 12, 2007, received his payment in May 2008 per the terms of his Separation and Release Agreement, dated October 27, 2007. The 2008 AIB Awards to the NEOs (other than Mr. McFarland) were at 97.5% of each NEO’s respective target. In arriving at this amount, the Committee determined that actual COI of $79.1 million exceeded the minimum target but was less than 100% of budgeted COI. The actual COI achieved equated to an 85% payout, before a 50% weighting, or 42.5% for the calculation of the 2008 AIB Awards. The Committee also determined that the strategic objectives were achieved at a 110% level, before a 50% weighting, or 55% for the calculation of the 2008 AIB Awards. The aggregate 2008 AIB awards of 97.5% of each NEO’s respective target was arrived at by combining the COI (42.5%) and the strategic objectives (55%) results.

     Cash awards made to executive officers under the AIB for fiscal year 2008 are reflected in column (g) of the Fiscal Year 2008 Summary Compensation Table.
Long-Term Equity Incentive Compensation
          The board has delegated to the Committee the authority to make grants of stock options, shares of restricted stock, and performance stock units (“PSUs”) to NEOs and other employees under our 2005 Long-Term Incentive Plan, as amended (the “2005 Plan”). All of our NEOs participate in our equity compensation program and have received grants of stock options, shares of restricted stock and PSUs. These grants are designed to:
•	attract superior managerial and professional talent;

•	retain key managerial and professional talent to support our continued growth and success; and

•	align management incentives with goals of the shareholders.
     The size of the grants of stock options, Sub-Plan options (as described below), shares of restricted stock and PSUs to each NEO is set by the Committee at a level that is intended to create a meaningful opportunity for stock ownership and participation in the increases in our equity value, based upon the individual’s current position, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the term of the particular grants. The size of the grants is also determined with reference to equity-based awards made to executive officers by Peer Group companies. The relevant weight given to each of these factors can vary from individual to individual.
     Stock Options
     Each stock option grant allows the NEO to acquire shares of common stock at an exercise price equal to or greater than the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, shares subject to the option grant become exercisable in a series of installments over a four year period, contingent upon the NEO’s continued employment. Accordingly, the option grant will provide a positive return to the NEO only if he or she continues to provide services to us during the vesting period, and then only if the market price of the shares appreciates over the option term. During fiscal 2008, the only stock options granted to a NEO (other than the Sub-Plan options described below) were issued to Mr. O’Neill upon commencement of his employment. Mr. O’Neill received an option to purchase 125,000 shares of our common stock, subject to our standard terms. In approving this grant, the Committee considered the Peer Group data regarding equity compensation as well as the overall compensation package that Mr. O’Neill negotiated in his employment agreement and internal alignment issues.
     During fiscal 2008, we established the 2007 Strategic Equity Incentive Plan (the “Sub-Plan”) under the 2005 Plan. The Sub-Plan was created to provide a long-term incentive plan for approximately 40 of our top executives and senior managers, including the NEOs, and was designed to reward the participants for our achievement of superior financial results over a period of approximately four fiscal years. In designing the Sub-Plan, the Committee consulted extensively with Pearl Meyer, and Pearl Meyer provided the Committee with relevant market data and alternatives to consider when considering adoption of the Sub-Plan.
     The Sub-Plan provides for the grants of nonqualified stock options to our key employees. The Committee made the following grants under the Sub-Plan during fiscal 2008: (i) an option to purchase 350,000 shares with an exercise price of $53.76 per share was granted to Mr. Levine on September 18, 2007; (ii) an option to purchase 150,000 shares with an exercise price of $51.52 per share was granted to Mr. Northup on September 18, 2007; (iii) an option to purchase 100,000 shares with an exercise price of $51.52 per share was granted to Mr. Newcomb on September 18, 2007; and (iv) an option to purchase 100,000 shares with an exercise price of $43.47 per share was granted to Mr. O’Neill on December 3, 2007, in each case representing a significant premium to the closing trading price of our common stock as reported by the New York Stock Exchange, which was $43.74 on September 18, 2007 and $37.07 on December 3, 2007. The shares subject to the options vest subject to the attainment of specified earnings per share (“EPS”) targets over the second half of fiscal 2008 and the full fiscal years 2009, 2010 and 2011. The vesting percentages are disproportionately skewed to the achievement of the EPS targets in fiscal years 2010 and 2011, and the EPS targets represent compounded growth rates that are in excess of our recent EPS growth rates.

     The Sub-Plan provides that the attainment or non-attainment of an EPS target for one fiscal year shall not affect a participant’s ability to achieve vesting in a subsequent fiscal year nor to vest pursuant to the provisions for catch up vesting. Catch up vesting allows a percentage of the shares subject to the options to vest as of the last day of fiscal year 2011 if the cumulative EPS for fiscal years 2008 to 2011 meets or exceeds certain thresholds.
          As a consequence of the design of the Sub-Plan, the participants will only realize the Sub-Plan’s possible full payout if we achieve superior EPS results and the trading price of our common stock increases materially. The Committee believes that the Sub-Plan provides an incentive for the participants to deliver superior, not easily achieved, financial results to our shareholders over the fiscal years covered by the Sub-Plan, and the Sub-Plan increases the alignment of the participants’ interests with those of our shareholders.
          Grants of Sub-Plan options during fiscal 2008 to the NEOs were as follows:

Sub-Plan Option
Name	Grants
Joshua H. Levine	350,000
Michael O’Neill	100,000
Joseph A. Newcomb	100,000
Edward S. Northup	150,000
     Messrs. Levine, Northup and Newcomb each received their respective Sub-Plan grants as of September 18, 2007, and Mr. O’Neill received his grant as of December 3, 2007. The size of the grants of the Sub-Plan options was set by the Committee at a level that was intended to create a meaningful opportunity for stock ownership and participation in the increases in our equity value, based upon the individual’s current position with the Company. The size of the grants was also determined with reference to equity-based awards made to executive officers by Peer Group companies. The size of Mr. O’Neill’s grant was arrived at when the Sub-Plan was adopted. At that time, the Committee made a determination as to the appropriate size of the grant for the Company’s Chief Financial Officer. Mr. O’Neill was not employed by the Company at that time, but received the grant subsequent to joining the Company in November 2007.
     While the EPS target of $0.69 for the second half of fiscal 2008 was not achieved, some or all of the Sub-Plan options may vest in the future depending upon our financial performance. Due to the size of the Sub-Plan and the aggregate grants made to date, it is not contemplated that additional Sub-Plan options will be granted for several years, if at all.
     Restricted Stock Awards
     Each grant of shares of restricted stock vests in equal annual installments over a five year period. Apart from receiving dividends with respect to these shares on the same basis as all other shareholders, the shares of restricted stock will provide a positive return to the executive officer only if he or she remains employed by us during the vesting period. Additionally, the NEO, by accepting the grant of shares of restricted stock, agrees to be bound by certain stock ownership guidelines as set forth in the restricted stock award agreement. Generally, the NEO agrees to attain, by no later than the fifth anniversary of the award date, a level of stock ownership at least equal to two times the NEO’s annual base salary (three times for the CEO), calculated by dividing (i) the product of the NEO’s salary times two (or three, as the case may be) by (ii) the fair market value of a share of our common stock on the award date. Once attained, the NEO must maintain this level of stock ownership throughout the remainder of his/her employment. Additional shares of restricted stock may be granted over time to executive officers in connection with performance and promotions. No restricted stock awards were made to NEOs during fiscal 2008, with the exception of Mr. O’Neill, who was awarded 27,500 shares upon his commencement of employment with the Company.
     Performance Stock Units
     PSUs vest subject to the attainment of specified targets for “total shareholder return” as defined by the Committee. The PSUs vest on a percentage basis by reference to the change in the market price of our common stock on the New York Stock Exchange relative to the total change in price of the Russell 2500 Growth Index for the period from June 23, 2006 to March 31, 2009 (the “TSR Percentage”). If the TSR Percentage is less than 85%, no portion of the PSUs will vest. If the TSR Percentage equals or exceeds 150%, then 200% of the targeted PSU number will vest. The PSUs will not vest unless the NEO is continuously employed or providing service through March 31, 2009. The PSUs will provide a positive return to the executive officer only if he or she remains employed through March 31, 2009 and the market price of our common stock increases in value relative to the Russell 2500 Growth Index as described above. As of March 31, 2008, the TSR Percentage through that date was less than 85%. No PSUs were granted in fiscal 2008.
     See the table entitled “Fiscal Year 2008 Grants of Plan-Based Awards” in this proxy statement/prospectus for additional information on the number of options granted to the executive officers during fiscal year 2008.
Perquisites and Other Personal Benefits
     We provide the NEOs with perquisites and other personal benefits that the Committee believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to NEOs.
     We have a policy with respect to both the recruitment of key executives and requesting existing key executives to relocate which provides for a lump-sum relocation allowance. This amount is intended to cover various costs and expenses such as temporary housing, travel for house hunting trips, new and old home closing costs, and duplicate mortgage costs.
     We have also entered into severance agreements with each of our NEOs. These severance agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the executive officers is provided under the heading “Potential Payments on Termination or Change of Control.”
Fiscal Year 2009 Compensation Decisions
     The Committee has engaged Pearl Meyer to help it evaluate our executive compensation program for fiscal year 2007 and future fiscal years, including advising the Committee on our compensation mix and the structure of our equity program and providing the Committee with comparison information on compensation practices followed by other comparable companies.
     The Committee has approved fiscal year 2009 base salaries for the NEOs and has finalized and approved minimum, target and maximum level bonus objectives for the NEOs under the fiscal year 2009 AIB. In fiscal 2009, the base salaries for Messrs. Levine, Northup and O’Neill were not changed from the fiscal 2008 base salaries, and Mr. Newcomb’s base salary was increased by approximately 10% over his prior year base salary. The Committee did not approve increases in the base salaries of Messrs. Levine and Northup because the Committee determined that a substantial increase in operating expenses most likely would result in limited earnings per share growth for fiscal 2009. Mr. O’Neill did not receive an increase because he was hired shortly before the beginning of fiscal year 2009. In approving Mr. Newcomb’s increase, the Committee reviewed salary levels for comparable positions in the industry, his personal performance, and internal alignment considerations.
     The amount of the award of any cash bonuses under the AIB plan for fiscal year 2009 performance will be based on our achievement of both specified results with respect to earnings per share from continuing operations and strategic initiatives for fiscal year 2009. If the minimum performance objectives are met, NEOs will be eligible to receive bonus payments under the AIB, with the specific amount that such participant receives dependent on his or her individual performance. Consistent with the AIB parameters for fiscal 2008, the maximum amount that could be received by our CEO under the AIB if objectives are achieved is 150% of base salary, with a target bonus amount of 125% of base salary. For the other NEOs, the maximum amount they could receive under the AIB if objectives are achieved is 90% of base salary, with target bonus amounts of 75% of base salary. Executive officers will each receive 0% of their base salary if minimum objectives are not met. The Committee retains wide discretion to interpret the terms of the 2009 AIB and to interpret and determine whether our EPS objectives and strategic objectives or an individual’s performance objectives have been met in any particular fiscal year. The Committee also retains the right to exclude extraordinary charges or other special circumstances in determining whether our EPS objectives were met during fiscal 2009. Similarly, the Committee retains the right to consider special circumstances in determining the extent that strategic objectives were met in fiscal 2009. Further, the Committee may consult with the board of directors or seek ratification from the board of directors with respect to interpretations of the terms of the 2009 AIB.
Stock Ownership Guidelines
     Generally, we require that an executive officer agrees to attain, by no later than the fifth anniversary of the initial award date of shares of restricted stock, a level of stock ownership at least equal to two times the officer’s annual base salary (three times for the CEO), calculated by dividing (i) the product of the officer’s salary times two (or three, as the case may be) by (ii)

the fair market value of a share of our common stock on the award date. Once attained, the officer must maintain this level of stock ownership throughout the remainder of his/her employment.
Deductibility of Executive Compensation
     Section 162(m) of the Internal Revenue Code, as amended, disallows a tax deduction to publicly-held companies for compensation paid to certain of their executive officers, to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to the executive officers for the fiscal year ended March 31, 2008 did not exceed the $1.0 million limit for any executive officer. The 2005 Plan has been structured so that any compensation deemed paid in connection with the exercise of stock options, vesting of shares of restricted stock, and vesting of PSUs under that plan will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. While we did not take any action during fiscal year 2008 to limit or restructure the elements of cash compensation payable to executive officers, cash compensation payable to executive officers in the future may exceed the $1.0 million limit.
Compensation Committee Report
     The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.
THE COMPENSATION COMMITTEE
Joseph E. Whitters, Chair
Katherine S. Napier
Walter W. Faster
     The foregoing Compensation Committee report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after this filing and irrespective of any general language to the contrary.
Compensation Committee Interlocks and Insider Participation
          During fiscal 2008 Messrs. Faster, Rossi, Whitters, Nakonechny (until his resignation from the board of directors in May 2007), and Ms. Napier served on the Committee. Mr. Rossi resigned from the board in May 2008. No member of the Committee was employed by us at any time during fiscal year 2008 or at any other time. None of our current executive officers served as members of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors or Committee.

Fiscal Year 2008 Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)	(j)
						Non-Equity	All
Name and Principal				Stock	Option	Incentive Plan	Other	Total
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
		($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Joshua H. Levine	2008	533,846	—	1,584,263	329,676	658,125	19,710	3,125,620
President, Chief Executive Officer	2007	500,000	450,000	1,934,875	702,318	500,000	18,746	4,105,939

Michael O’Neill	2008	142,788	—	183,780	225,960	114,257	32,810	699,595
Vice President, Chief Financial Officer	2007	—	—	—	—	—	—	—

Loren L. McFarland(5)	2008	245,045	—	616,093	58,070	153,281	1,021,031	2,093,520
Former Vice President, Chief Financial Officer	2007	300,000	225,000	639,251	132,411	225,000	16,540	1,538,202

Joseph A. Newcomb	2008	322,846	—	635,005	587,590	239,118	21,435	1,805,994
Vice President, General Counsel and Secretary	2007	230,770	—	543,443	675,773	225,000	12,280	1,687,266

Edward S. Northup	2008	412,693	—	743,229	1,049,275	303,469	18,662	2,527,328
Vice President, Chief Operations Officer	2007	—	—	—	—	—	—	—

(1)	The amounts shown in column (e) reflect the dollar amount recognized for financial statement reporting purposes of awards, pursuant to our 2005 Long Term Incentive Plan for the fiscal years ended March 31, 2008 and March 31, 2007 in accordance with SFAS 123(R), and thus may include amounts from awards granted in and prior to fiscal year 2008 and fiscal year 2007. Assumptions used in the calculation of these amounts are included in footnote G to our consolidated financial statements for the fiscal year ended March 31, 2008, included in our Annual Report on Form 10-K.

(2)	The amounts shown in column (f) represent the compensation cost of stock options for financial reporting purposes for fiscal year 2008 and fiscal year 2007 under SFAS 123(R), rather than an amount paid to or realized by the named executive officer. The SFAS 123(R) value as of the grant date for options is spread over the number of months of service required for the grant to become non-forfeitable. Compensation costs shown in column (f) reflect ratable amounts expensed for grants that were made in fiscal years 2004 to 2008. The SFAS 123(R) amounts may never be realized.

(3)	The amounts in column (g) reflect the cash awards to named executive officers under our AIB plan.

(4)	The table below shows the components of column (i), which includes perquisites to the named executive officers.

						Financial
					401k	Planning					Total
	Life Ins	Car	Auto	Commuting	Match	Reimburse-		Health		Consultant	Other
	Premiums	Allowance	Lease	Expenses	Contributions	ment	Gifts	Exams	Severance	Fees	Compensation
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Joshua H. Levine	926	—	3,954	—	12,619	—	—	2,211	—	—	19,710
Michael O’Neill	225	—	—	29,556	3,029	—	—	—	—	—	32,810
Loren L. McFarland	260	1,846	—	—	4,780	—	15	1,930	981,000	31,200	1,021,031
Joseph A. Newcomb	1,328	1,846	—	—	9,246	7,500	15	1,500	—	—	21,435
Edward S. Northup	2,872	2,308	—	—	10,785	—	268	2,429	—	—	18,662

(5)	Mr. McFarland left the Company on November 12, 2007.

     The following table includes information on the estimated possible payouts under our performance-based annual incentive bonus plan (“AIB”) for fiscal 2008 based on certain assumptions about the achievement of performance objectives for the Company and the individual named executive officer. The table does not set forth actual payments awarded to the named executive officers, which are reported in the Fiscal Year 2008 Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation”.
Fiscal Year 2008 Grants Of Plan-Based Awards

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
									All Other	All Other
									Stock	Option
									Awards:	Awards:	Exercise	Grant
			Estimated Possible Payouts Under			Estimated Future Payouts Under			Number of	Number of	or Base	Date Fair
			Non-Equity Incentive Plan			Equity Incentive Plan			Shares of	Securities	Price of	Value of
			Awards(1)			Awards(2)			Stock or	Underlying	Option	Option
Name	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum	Units(3)	Options(4)	Awards	Awards(5)
			($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Joshua H. Levine	N/A		21,600	675,000	810,000				—	—	—	—
	9/18/2007	(6)				35,000	350,000	350,000	—	—	53.76	3,924,970
Michael O’Neill (9)	N/A		15,000	281,250	337,500							—
	12/03/2007	(6)				10,000	100,000	100,000	—	—	43.47	890,120
	12/03/2007	(7)							—	125,000	37.80	1,322,075
	12/03/2007	(8)							27,500	—	—	—
Loren L. McFarland (10)	N/A		13,080	245,250	294,300	—	—	—	—	—	—	—
Joseph A. Newcomb	N/A		13,080	245,250	294,300							—
	9/18/2007	(6)				10,000	100,000	100,000	—	—	51.52	1,181,810
Edward S. Northup	N/A		16,600	311,250	373,500							—
	9/18/2007	(6)				15,000	150,000	150,000	—	—	51.52	1,772,715

(1)	Amounts shown in columns (c), (d) and (e) are the estimated possible payouts for fiscal year 2008 under our AIB plan based on the achievement of certain identified objectives for the Company and the individual named executive officer. The actual bonuses awarded to the named executive officers are reported in the Fiscal Year 2008 Summary Compensation Table under the column “Non-Equity Incentive Plan Compensation.” The AIB plan includes various incentive levels based on the participant’s position, with the pay-out targets for executives ranging from 75% to 125% of base salary. The Committee sets minimum, target and maximum levels for our financial objectives each year and the payment and amount of any bonus is dependent upon whether we achieve those performance goals.

For fiscal year 2008, the amount that could have been received by Mr. Levine under the AIB plan ranged from between 0% (assuming the minimum objectives were not met) of annual base salary and 150% of annual base salary, with a targeted bonus amount of 125% of base salary at attainment of 100% of budgeted COI and strategic objectives. For executive officers other than Mr. Levine, the amount such officers could have received ranged from 0% to 90% of base salary, with targeted bonus amounts of 75% of annual base salary at attainment of 100% of budgeted COI and strategic objectives. The table sets forth the estimated range of cash payouts to executive officers under the AIB plan assuming threshold, target or maximum performance objectives were met for fiscal year 2008.

(2)	Represents options that have been granted under the Sub-Plan. For options granted under the Sub-Plan, the executive officer may acquire shares of common stock at an exercise price set at a premium to the closing price of our common stock on the grant date. These options were granted on September 18, 2007 and vest at a rate of 10% on March 31, 2008 (the amount in column (f)); 20% on March 31, 2009, 30% on March 31, 2010 and 40% on march 31, 2011, if the company achieves certain specified EPS targets. The specified EPS target for the fiscal year ended March 31, 2008 was not met and the 10% vesting did not occur.

(3)	Each grant of restricted stock vests in installments over a five year period. Apart from receiving dividends with respect to these shares, the shares of restricted stock will provide a positive return to the executive officer only if he or she remains employed by us during the vesting period. Additionally, the executive officer, by accepting the grant of shares of restricted stock, agrees to be bound by certain stock ownership guidelines as set forth in his/her restricted stock award agreement. Generally, the executive officer agrees to attain, by no later than the fifth anniversary of the award date, a level of stock ownership at least equal to two times the executive officer’s annual base salary (three times for the Chief Executive Officer), calculated by dividing (i) the product of the executive officer’s salary times two (or three, as the case may be) by (ii) the fair market value of a share of our common stock on the award date. Once attained, the officer must maintain this level of stock ownership throughout the remainder of his/her employment. Additional shares of restricted stock may be granted over time to executive officers in connection with performance and promotions.

(4)	Most stock option grants allow the executive officer to acquire shares of common stock at an exercise price equal to the closing price of our common stock on the grant date over a specified period of time not to exceed 10 years. Generally, shares subject to the option grant become exercisable in a series of installments over a four year period, contingent upon the executive officer’s continued employment.

(5)	The amounts shown in column (l) reflect the grant date fair value of each option award computed in accordance with FAS 123(R).

(6)	Represents grants of stock options approved under the Sub-Plan.

(7)	Represents grants of stock options under the 2005 Plan.

(8)	Represents shares of restricted stock under the 2005 Plan.

(9)	Upon his employment with us, Mr. O’Neill received an option to purchase 125,000 shares of common stock with an exercise price of $37.80 per share, 27,500 shares of restricted stock, and 100,000 options under the Sub-Plan with an exercise price of $43.47 per share.

(10)	Mr. McFarland’s employment with the Company terminated during fiscal year 2008. He received a percentage of the non-equity incentive award pursuant to the terms of his separation and release agreement, which is further described in “Potential Payments on Termination or Change of Control”.
Employment Agreements
          We have entered into employment agreements with Mr. Levine, Mr. Northup, Mr. O’Neill and Mr. Newcomb. Pursuant to the terms of these employment agreements and in connection with salary increases effective June 1, 2007, Mr. Levine receives a current base salary of $540,000, Mr. Northup receives a current base salary of $415,000, Mr. O’Neill receives a current base salary of $375,000 and Mr. Newcomb receives a current base salary of $360,000. Each of the executives is also entitled to receive an annual incentive bonus of up to a specified percentage of his base salary (125% in the case of Mr. Levine, 97.5% in the case of Mr. Northup, and 75% in the case of each of the other executives) and future grants of options or other equity awards consistent with our executive compensation program. In addition, each of these employment agreements also provides for certain severance benefits in the event of termination of employment, as described in “Potential Payments on Termination or Change of Control” below.
Potential Payments on Termination or Change of Control
          Our standard employment agreement with named executive officers provides a number of benefits in case of termination by us without cause or resignation by the executive for good reason (as those terms are defined in the agreements), upon the condition that the executive officer executes a general release of claims. Pursuant to the terms of their employment agreements, each executive is entitled to receive severance compensation equal to a multiple of their then-current base salary, payment of full COBRA premiums for 24 months following termination and a prorated amount of their annual incentive bonus based upon the timing of termination in relation to the end of the then fiscal year. In the case of termination within 12 months following a change of control of the Company (as defined in the agreement), each executive is entitled to receive the same severance compensation as above, except that they will receive 100% of their annual incentive bonus rather than a prorated amount, and all outstanding stock options, performance stock units, and shares of restricted stock will vest and the related restrictions shall lapse.
          Loren L. McFarland. On October 27, 2007, we approved a separation and release agreement and a consulting agreement for Loren L. McFarland, our former Vice President and Chief Financial Officer, following his resignation from the Company. Pursuant to the terms of Mr. McFarland’s separation and release agreement, he received a severance payment equal to 36 months of his base salary and payment of his prorated bonus equal to approximately 62.5% of his eligible bonus amount for fiscal 2008. Mr. McFarland is also entitled to payments of COBRA premiums for up to 24 months. Additionally, the Company agreed to (i) reimburse Mr. McFarland up to $8,000 for continuing professional education during the period of November 12, 2007 through April 30, 2009; (ii) continue for 12 months health exam and financial and estate planning benefits; and (iii) make available executive placement benefits or, if Mr. McFarland declines to use such placement benefits, pay the sum of $12,000. Such amounts were payable on May 15, 2008. Mr. McFarland executed a release of claims in favor of the Company and agreed not to solicit our employees for a period of 12 months. Pursuant to the terms of the consulting agreement, he will provide consulting services from the date of the agreement through April 30, 2009. During the consulting term, Mr. McFarland will provide up to sixteen hours of services per month and the Company will pay for such services at a rate of $5,200 per month. Mr. McFarland’s unvested options, performance stock units, and restricted stock awards will continue to vest during the term of the consulting agreement.
     The estimated payments and benefits that would be provided to each Named Executive Officer as a result of a termination (i) without cause or good reason, (ii) with cause or without good reason, (iii) upon a change in control, or (iv) upon death or disability are set forth in the table below. Calculations for this table are based on the assumption that the termination took place on March 31, 2008 and the individual was employed for the full year of fiscal 2008. For Mr. McFarland, the payments and benefits represent the actual amounts received or to be received by him in connection with his separation and release agreement.

	Termination	Termination
	without Cause	For Cause or
	or Resignation	Resignation	Termination	Termination
	for Good	other than for	Upon Change	for Death or
	Reason	Good Reason	in Control	Disability
	($)	($)	($)	($) (2)
Joshua H. Levine
Bonus	$658,125	$—	$658,125	$658,125
Severance Payment	1,620,000	—	1,620,000	—
Value of Accelerated Stock Options	—	—	—	—
Value of Accelerated Restricted Stock	—	—	1,234,560	1,234,560
Value of Accelerated PSUs	—	—	1,157,400	1,157,400
Value of Benefits Continuation	33,072	—	33,072	33,072

Total Payment Upon Termination	$2,311,197	$—	$4,703,157	$3,083,157

Michael O’Neill (1)
Bonus	114,257	—	274,219	114,257
Severance Payment	750,000	—	750,000	—
Value of Accelerated Stock Options	—	—	—	—
Value of Accelerated Restricted Stock	—	—	707,300	707,300
Value of Accelerated PSUs	—	—	—	—
Value of Benefits Continuation	33,072	—	33,072	33,072

Total Payment Upon Termination	$897,329	$—	$1,764,591	$854,629

Loren L. McFarland
Bonus	153,281	—	—	—
Severance	981,000	—	—	—
Value of Benefits Continuation	51,072	—	—	—
Outplacement Assistance	12,000	—	—	—

Total Payment Upon Termination	$1,197,353	$—	$—	$—

Joseph A. Newcomb
Bonus	239,118	—	239,118	239,118
Severance Payment	654,000	—	654,000	—
Value of Accelerated Stock Options	—	—	—	—
Value of Accelerated Restricted Stock	—	—	411,520	411,520
Value of Accelerated PSUs	—	—	643,000	643,000
Value of Benefits Continuation	33,072	—	33,072	33,072

Total Payment Upon Termination	$926,190	$—	$1,980,710	$1,326,710

Edward S. Northup
Bonus	303,469	—	303,469	303,469
Severance Payment	830,000	—	830,000	—
Value of Accelerated Stock Options	—	—	—	—
Value of Accelerated Restricted Stock	—	—	679,008	679,008
Value of Accelerated PSUs	—	—	—	—
Value of Benefits Continuation	33,072	—	33,072	33,072

Total Payment Upon Termination	$1,166,541	$—	$1,845,549	$1,015,549

(1)	Pursuant to Michael O’Neill’s employment agreement, termination through non-renewal of his employment agreement is treated the same as termination without cause or resignation for good reason.

(2)	Accelerated vesting for equity awards applies only to termination as a result of death. Termination as a result of disability would not have resulted in accelerated vesting as of March 31, 2008.

Outstanding Equity Awards At Fiscal Year-End March 31, 2008

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Equity
Equity	Incentive
Incentive	Plan
Plan	Awards:
Equity	Awards:	Market or
Incentive	Number	Payout
Plan	of	Value of
Awards:	Number	Market	Unearned	Unearned
Number of	Number of	Number of	of	Value of	Shares,	Shares,
Securities	Securities	Securities	Shares or	Shares or	Units	Units or
Underlying	Underlying	Underlying	Units of	Units of	or Other	Other
Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
Options	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
(Exercisable)(1)	(Unexercisable)	Options(2)	Price	Date	Vested(3)	Vested	Vested(4)	Vested
(#)	(#)	(#)	($)	(#)	($)	(#)	($)
Joshua H. Levine	20,000	—	—	19.0100	05/22/2012	—	—	—	—
35,000	—	—	21.0000	05/21/2013	—	—	—	—
50,000	—	—	21.7000	11/19/2013	—	—	—	—
75,000	25,000	(5)	—	32.4700	05/26/2014	—	—	—	—
75,000	75,000	(6)	—	37.7000	04/27/2015	—	—	—	—
—	—	35,000	(7)	53.7600	09/18/2014	—	—	—	—
—	—	—	—	—	48,000	(16)	1,234,560	—	—
—	—	—	—	—	—	45,000	1,157,400
Michael O’Neill(21)	—	125,000	(8)	—	37.800	12/03/2017	—	—	—	—
—	—	10,000	(9)	43.470	12/03/2014	—	—	—	—
—	—	—	—	—	27,500	(17)	707,300	—	—
Loren L. McFarland(22)	50,000	—	—	8.312	05/05/2010	—	—	—	—
20,000	—	—	13.3050	05/23/2011	—	—	—	—
14,000	—	—	19.0100	05/22/2012	—	—	—	—
20,000	—	—	21.0000	05/21/2013	—	—	—	—
18,750	6,250	(10)	—	32.1500	06/09/2014	—	—	—	—
10,000	10,000	(11)	—	37.7000	04/27/2015	—	—	—	—
—	—	—	—	—	12,000	(18)	308,640	—	—
—	—	—	—	—	—	—	25,000	643,000
Joseph A. Newcomb	31,250	93,750	(12)	—	41.2200	06/26/2016	—	—	—	—
—	—	10,000	(13)	51.5200	09/18/2014	—	—	—	—
—	—	—	—	—	16,000	(19)	411,520	—	—
—	—	—	—	—	—	—	25,000	643,000
Edward S. Northup	31,250	93,750	(14))	—	52.6800	02/05/2017	—	—	—	—
—	—	15,000	(15)	51.5200	09/18/2014	—	—	—	—
—	—	—	—	—	26,400	(20)	679,008	—	—

(1)	Most stock options vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(2)	Options granted under the Sub-Plan vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(3)	The restrictions with respect to restricted stock awards lapse ratably over a five year period commencing on the date of grant, with 20% vesting on each anniversary of the date of grant.

(4)	The unvested shares consist of Performance Stock Units that will vest on March 31, 2009 only if the Company achieves certain specified targets.

(5)	These options were granted on May 26, 2004 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(6)	These options were granted on April 27, 2005 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(7)	These options were granted on September 18, 2007 and vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(8)	These options were granted on December 3, 2007 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(9)	These options were granted on December 3, 2007 and vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(10)	These options were granted on June 9, 2004 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(11)	These options were granted on April 27, 2005 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(12)	These options were granted on June 26, 2006 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(13)	These options were granted on September 18, 2007 and vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(14)	These options were granted on February 5, 2007 and vest ratably over a four year period commencing on the date of grant, with 25% vesting on each anniversary of the date of grant.

(15)	These options were granted on September 18, 2007 and vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(16)	The unvested shares were awarded on October 5, 2005, and vest ratably over a five year period commencing on the date of grant, with 20% of the total grant vesting on each anniversary of the date of grant.

(17)	The unvested shares were awarded on December 3, 2007, and vest ratably over a five year period commencing on the date of grant, with 20% of the total grant vesting on each anniversary of the date of grant.

(18)	The unvested shares were awarded on October 5, 2005, and vest ratably over a five year period commencing on the date of grant, with 20% of the total grant vesting on each anniversary of the date of grant.

(19)	The unvested shares were awarded on June 26, 2006, and vest ratably over a five year period commencing on the date of grant, with 20% of the total grant vesting on each anniversary of the date of grant.

(20)	The unvested shares were awarded on February 5, 2007, and vest ratably over a five year period commencing on the date of grant, with 20% of the total grant vesting on each anniversary of the date of grant.

(21)	In connection with the commencement of Mr. O’Neill’s employment with us, he received options to purchase 125,000 shares of common stock with an exercise price of $37.80, which vest ratably over four years, 27,500 shares of restricted stock, which vest ratably over five years, and 100,000 options under the Sub-Plan which vest at 10% on March 31, 2008, 20% on March 31, 2009, 30% on March 31, 2010 and 40% on March 31, 2011 if the Company achieves certain specified EPS targets. The specified EPS target was not met for March 31, 2008 and the initial 10% did not vest.

(22)	Mr. McFarland left the Company on November 12, 2007.
Fiscal Year 2008 Options Exercises And Stock Vested

(a)	(b)	(c)
	Stock Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Vesting (#)	Vesting ($)
Joshua H. Levine	16,000	761,120
Michael O’Neill	—	—
Loren L. McFarland	4,000	190,280
Joseph A. Newcomb	4,000	163,240
Edward S. Northup	6,600	209,814
     No stock options were exercised during fiscal year 2008.

Director Compensation
          Non-employee members of the board of directors receive cash compensation as follows:
•	board members who are employees of the Company receive no additional compensation for their services as directors;

•	each non-employee member of the board of directors receives an annual base fee of $60,000;

•	the Chairman of the board, who is a non-employee director, receives an annual fee of $75,000;

•	the Chairman of the Audit Committee, who is a non-employee director, receives an annual fee of $25,000;

•	the Chairman of each of the Compensation Committee and the Nominating and Governance Committees, each of whom is also a non-employee director, receives an annual fee of $10,000;

•	each member of a committee of the board of directors receives a per meeting fee of $1,000 for attending any committee meetings other than those scheduled on the same day or the day following the quarterly board meeting; and

•	each member of the board of directors receives a per meeting fee of $1,000 for attendance at board meetings other than quarterly board meetings.
          All director fees are paid quarterly. Beginning with the 2008 annual meeting of shareholders, an option to purchase 10,000 shares of our common stock will be granted to each director on the date of each annual meeting of shareholders. The exercise price for such options will be the closing price of our common stock as reported by the New York Stock Exchange as of the date of grant. Each option will have a term of ten years and fully vests two years after the grant date, with 50% vesting after the first year following the grant date.
          Each director also receives a grant of 7,500 shares of restricted stock upon his or her initial election to the board of directors, valued at the closing price of our common stock as reported by the New York Stock Exchange as of the date of grant. The shares of restricted stock vest with respect to one-fifth of the total number of shares of restricted stock on each of the first, second, third, fourth and fifth anniversaries of the award date. The vesting schedule requires continued service through each applicable vesting date as a condition to the vesting of the applicable installment of the restricted stock.
Fiscal Year 2008 Director Compensation Table

(a)	(b)	(c)	(d)	(h)
	Fees Earned or	Stock	Option
Name(1)	Paid in Cash	Awards(2)	Awards(3)	Total
	($)	($)	($)	($)
Michael L. Emmons	87,500	96,697	37,799	221,996
Walter W. Faster	65,333	96,697	18,309	180,339
Margaret H. Jordan	58,333	165,286	18,309	241,928
Michael Nakonechny(4)	10,333	52,223	—	62,556
Katherine S. Napier	60,333	165,286	18,309	243,928
Burt E. Rosen	32,283	87,394	18,309	137,986
Ronald J. Rossi(5)	69,500	96,697	18,309	184,506
Joseph E. Whitters	148,667	96,697	63,947	309,311

(1)	Director Joshua Levine is our President and Chief Executive Officer. He is not included in this table, as he receives no compensation for his services as a director. The compensation received by Mr. Levine as our employee is shown in the Fiscal Year 2008 Summary Compensation Table.

(2)	The amounts shown in column (c) reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) for restricted stock awards made for the fiscal year ended March 31, 2008 pursuant to our 2005 Plan, and thus may include amounts from awards granted in and prior to fiscal year 2008. As of March 31, 2008, each of the above held the aggregate number of restricted shares shown in Note 3 below.

(3)	The amounts shown in column (d) represent the compensation costs of stock options for financial reporting purposes for fiscal year 2008 under SFAS 123(R), rather than an amount paid to or realized by the director. The SFAS 123(R) value for options as of the grant date is spread over the requisite service period (four years). As of March 31, 2008, each of the above held the following aggregate number of stock options and restricted shares:

	Stock	Restricted
Name	Options	Shares
Michael L. Emmons	22,500	4,915
Walter W. Faster	62,500	4,915
Margaret H. Jordan	2,500	6,000
Michael Nakonechny	—	—
Katherine S. Napier	2,500	6,000
Burt E. Rosen	2,500	7,500
Ronald L. Rossi	2,500	4,915
Joseph E. Whitters	42,500	4,915

(4)	Mr. Nakonechny resigned from our board of directors in May 2007. In connection with his resignation, vesting was accelerated for all of his unvested stock options and restricted shares.

(5)	Mr. Rossi resigned from our board of directors in May 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of June 27, 2008, by (i) each person who beneficially owns more than five percent (5%) of such stock, (ii) each director and nominee for director of the Company, (iii) each of the executive officers named in the compensation tables, and (iv) all current directors and executive officers as a group. The address for all named executive officers and directors is c/o Mentor Corporation, 201 Mentor Drive, Santa Barbara, CA 93111.

		Percentage of
	Shares of Common	Class of Shares
	Stock Beneficially	Beneficially
Beneficial Owner	Owned	Owned(1)
Fidelity Management & Research (US)(2) 82 Devonshire Street Boston, MA 02109	5,023,671	14.59%
Neuberger Berman, LLC(3) 605 Third Avenue New York, NY 10158	2,484,374	7.22%
HealthCor Management, L.P.(4) 152 West 57th Street, 57th Floor New York, NY 10019	2,200,000	6.39%
Kornitzer Capital Management, Inc.(5) P.O. Box 918 Shawnee Mission, KS 66201	2,061,400	5.99%
Directors
Michael L. Emmons(6)	26,243	*
Walter W. Faster(7)	204,755	*
Margaret H. Jordan	7,800	*
Katherine S. Napier	7,746	*
Burt E. Rosen	7,500	*
Joseph E. Whitters(8)	44,857	*
Named Executive Officers
Joshua H. Levine(9)	469,987	1.38%
Michael O’Neill	27,500	*
Joseph A. Newcomb(10)	81,070	*
Edward S. Northup(11)	58,108	*
Loren L. McFarland(12)	163,872	*
All current directors and executive officers as a group (10 persons)(13)	935,566	2.73%

*	Less than 1%.

(1)	Applicable percentage ownership is based on 33,758,085 shares of our common stock outstanding as of June 27, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock issuable pursuant to options that are currently exercisable or exercisable within 60 days of June 27, 2008 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except in cases in which spouses share authority under applicable law or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by such shareholder.

(2)	According to a Schedule 13G/A filed by FMR LLC and Edward C. Johnson 3d with the SEC on February 14, 2008, FMR LLC and Edward C. Johnson, in his capacity as Chairman of FMR LLC, have sole power to dispose of 5,023,671 shares. The following affiliates of FMR LLC are also beneficial owners of such shares in the following amounts: Fidelity Mid Cap Stock Fund, 1,750,000 shares and Magellan Fund, 3,094,971 shares.

(3)	According to a Schedule 13G/A filed by Neuberger Berman Inc., Neuberger Berman LLC, Neuberger Berman Management Inc. and Neuberger Berman Equity Funds with the SEC on February 12, 2008, Neuberger Berman Inc. and Neuberger Berman LLC have sole voting power of 44,384 shares, shared voting power of 2,061,900 shares and shared dispositive power of 2,484,374 shares. Neuberger Berman Management Inc. has shared voting and dispositive power over 2,061,900 shares. Neuberger Berman Equity Funds has shared voting and dispositive power over 2,047,300 shares.

(4)	According to a Schedule 13G/A filed by HealthCor Management, L.P., HealthCor Associates, LLC, HealthCor Offshores, Ltd., HealthCor Hybrid Offshore, Ltd., HealthCor Group, LLC, HealthCor Capital, L.P., HealthCor, L.P., Joseph Healey, and Arthur Cohen with the SEC on February 13, 2008, HealthCor Management, L.P., HealthCor Associates, LLC, Joseph Healey, and Arthur Cohen have the shared power to vote and dispose of 2,200,000 shares. HealthCor Offshores, Ltd. has the voting and dispositive power over 1,480,073 shares. HealthCor Hybrid Offshore, Ltd. has voting and dispositive power over 310,702 shares. HealthCor Group, LLC, HealthCor Capital, L.P., and HealthCor, L.P. have voting and dispositive power over 409,225 shares.

(5)	According to a Schedule 13G filed by Kornitzer Capital Management, Inc. with the SEC on March 5, 2008, Kornitzer Capital Management has sole power to vote 2,061,400 shares, sole power to dispose of 1,935,060 shares and shared power to dispose of 126,340 shares.

(6)	Includes options to purchase 15,000 shares exercisable within 60 days of June 27, 2008.

(7)	Includes options to purchase 60,000 shares exercisable within 60 days of June 27, 2008.

(8)	Includes options to purchase 30,000 shares exercisable within 60 days of June 27, 2008.

(9)	Includes options to purchase 317,500 shares exercisable within 60 days of June 27, 2008.

(10)	Includes options to purchase 62,500 shares exercisable within 60 days of June 27, 2008.

(11)	Includes options to purchase 31,250 shares exercisable within 60 days of June 27, 2008.

(12)	Includes options to purchase 144,000 shares exercisable within 60 days of June 27, 2008.

(13)	Does not include Loren McFarland, who is no longer employed by the Company.
Equity Compensation Plan Information

	( a )	( b )	( c )
	Number of securities to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance under
	outstanding options, warrants	outstanding options,	equity compensation plans (excluding
Plan Category	and rights	warrants and rights	securities reflected in column (a))
Equity compensation plans approved by security holders	4,637,946	$40.39	183,876
Equity compensation plans not approved by security holders	—	—	—
Total	4,637,946	$40.39	183,876
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     Since April 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Policies and Procedures with Respect to Related Party Transactions
     Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.
Item 14. Principal Accounting Fees and Services.
General
     Ernst & Young LLP has audited the financial statements of the Company for the fiscal year ended March 31, 2008, and for prior years, and has advised the Company that neither the firm nor any of its partners has any direct or indirect material financial interests in the Company or its subsidiaries, nor have they had any connection during the past three years with the Company or its subsidiaries in any capacity other than that of the Company’s independent registered public accounting firm.
Audit and All Other Fees
     The fees billed to the Company by Ernst & Young LLP for services rendered during the 2008 and 2007 fiscal years were as follows:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$1,347,871	$1,035,976

Audit-Related Fees (2)	185,167	117,319

Tax Fees (3)	37,200	104,315

All Other Fees (4)	—	1,500

TOTAL	$1,570,238	$1,259,110

(1)	Audit Fees - Fees for professional services performed by Ernst & Young LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q filings, and the audit of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, consents and comfort letters and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees - Fees for assurance and related services performed by Ernst & Young LLP. This includes professional services related to the audit of the financial statements for our urology business in conjunction with our divestiture of that business and assistance performing due diligence in connection with potential acquisitions and post-acquisition assistance.

(3)	Tax Fees - Fees for professional services performed by Ernst & Young LLP with respect to tax compliance. This includes preparation or review of original and amended tax returns for the Company and/or its subsidiaries and assistance in responses to various tax authorities.

(4)	All Other Fees - Fees related to the Ernst & Young LLP online subscription service.
     Under its charter, the audit committee must pre-approve all engagements of the Company’s independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the audit committee. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At each subsequent audit committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. The audit committee has delegated to the chairman of the audit committee the authority to evaluate and approve engagements on behalf of the audit committee in the event that a need arises for pre-approval between committee meetings. If the chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.
     Since April 2004, each new engagement of Ernst & Young LLP has been approved in advance by the audit committee and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.
AUDIT COMMITTEE REPORT
     The following Audit Committee report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other company filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent Mentor Corporation (the “Company”) specifically incorporates this Audit Committee report by reference therein.
     As more fully described in its charter, the Audit Committee oversees the Company’s financial reporting and internal control processes on behalf of the board of directors, as well as the independent audit of the Company’s consolidated financial statements by the Company’s independent auditors. The Audit Committee approved the engagement of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for fiscal year 2008. Management has the primary responsibility for the Company’s financial statements and the financial reporting process, including the Company’s system of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the Company’s audited financial statements for fiscal 2008 with management and Ernst & Young LLP. Management and Ernst & Young LLP have represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.
     The Audit Committee reviewed with Ernst & Young LLP such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards, including the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees”, as amended. In addition, the Audit Committee has discussed with Ernst & Young LLP, the auditors’ independence from management and the Company, including the matters in the written disclosures and the letter from the Independent Registered Public Accounting Firm required by Independence Standards Board Standard No. 1, “Independence Discussion with Audit Committee.” The Audit Committee discussed with Ernst & Young LLP the overall scope and plans for their audit. The Audit Committee periodically meets with Ernst & Young LLP, with and without management present, to discuss the results of their audit, their evaluation of the Company’s internal controls and the overall quality of the Company’s financial reporting.
     Based upon these reviews and discussions, the Audit Committee has approved the recommendation of Company management that the audited consolidated financial statements for the fiscal year ended March 31, 2008 be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE OF THE
BOARD OF DIRECTORS

Michael L. Emmons, Chairman
Walter W. Faster
Joseph E. Whitters

July 9, 2008

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) Exhibits:

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENTOR CORPORATION.

By	/s/ Joshua H. Levine
Joshua H. Levine, President and Chief Executive Officer
Date: July 29, 2008

EXHIBIT LIST

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.