Form 10-Q
period 2008-06-27
MENTOR CORP /MN/
filed 2008-08-06
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008 there were approximately 33,774,689 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 27,	March 31,
(in thousands)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$74,635	$79,697
Marketable securities	31,148	30,218
Accounts receivable, net	85,869	82,060
Inventories	51,275	49,940
Deferred income taxes	27,406	29,040
Prepaid income taxes	5,566	8,074
Prepaid expenses and other	10,527	11,233

Total current assets	286,426	290,262

Property and equipment, net	65,852	58,252
Intangible assets, net	39,419	36,336
Goodwill, net	50,179	49,707
Other assets	5,695	6,022

Total assets	$447,571	$440,579

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	June 27,	March 31,
(in thousands, except share data)	2008	2008
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$46,328	$43,209
Sales returns	16,379	17,344
Accrued compensation	14,568	22,026
Dividends payable	6,752	6,748
Product liability reserves	6,628	6,945
Deferred revenue	2,638	2,693
Warranty reserve	2,370	2,534
Short-term portion of long-term debt	828	935
Other	17,446	15,955

Total current liabilities	113,937	118,389

Long-term accrued liabilities	27,698	27,536
Long-term debt	1,356	1,620
Convertible subordinated notes	150,000	150,000
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized — 150,000,000 shares; issued and outstanding
33,758,085 shares at June 27, 2008;
33,739,203 shares at March 31, 2008;	3,376	3,374
Preferred stock, $.01 par value:
Authorized — 25,000,000 shares; none issued and outstanding	—	—
Capital in excess of par value	3,348	—
Accumulated other comprehensive income	32,221	31,992
Retained earnings	115,635	107,668

Total shareholders’ equity	154,580	143,034

Total liabilities and shareholders’ equity	$447,571	$440,579

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 27,	June 29,
(in thousands, except per share data)	2008	2007
Net sales	$105,536	$95,564

Cost of sales	29,395	21,224

Gross profit	76,141	74,340

Selling, general, and administrative	42,967	36,045
Research and development	10,982	10,314

	53,949	46,359

Operating income from continuing operations	22,192	27,981

Interest expense	(1,470)	(1,464)
Interest income	594	4,774
Other income (expense), net	34	(294)

Income from continuing operations before income taxes	21,350	30,997

Income taxes	6,248	9,253

Income from continuing operations	15,102	21,744

Loss from discontinued operations, net of tax benefit of $212 and $32, respectively	(385)	(60)
Gain on sale of discontinued operations, net of tax of $20	—	54

Net income	$14,717	$21,738

Basic earnings (loss) per share
Continuing operations	$0.45	$0.54
Discontinued operations	$(0.01)	$—
Basic earnings per share	$0.44	$0.54

Diluted earnings (loss) per share
Continuing operations	$0.40	$0.48
Discontinued operations	$(0.01)	$—
Diluted earnings per share	$0.40	$0.48

Dividends per share	$0.20	$0.20

Weighted average shares outstanding
Basic	33,472	40,465
Diluted	39,277	46,950
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net income:	$14,717	$21,738
Less: loss from discontinued operations, net of income taxes	385	6

Income from continuing operations	$15,102	$21,744
Operating Activities:
Adjustments to derive cash flows from continuing operating activities:
Depreciation	2,079	1,556
Amortization	1,942	849
Deferred income taxes	792	1,452
Non-cash compensation	2,962	3,242
Tax benefit from exercise of stock options	10	231
Excess tax benefits from equity compensation	(107)	(134)
Loss (gain) on long-term marketable securities, net	40	(40)
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	(3,907)	(5,908)
Inventories	(1,000)	1,443
Other current assets	3,742	6
Accounts payable and accrued liabilities	(3,694)	(58)

Net cash provided by continuing operating activities	17,961	24,383
Net cash used for discontinued operating activities	(385)	(6)

Net cash provided by operating activities	17,576	24,377

Investing Activities:
Purchases of property and equipment	(10,080)	(3,717)
Purchases of intangibles	(5,073)	—
Purchases of marketable securities	(7,681)	(5,711)
Sales of marketable securities	6,881	3,403
Acquisitions, net of cash acquired	(173)	—

Net cash used for continuing investing activities	(16,126)	(6,025)

Financing Activities:
Repurchase of common stock	(209)	(210,496)
Proceeds from exercise of stock options and ESPP	588	1,170
Excess tax benefits from equity compensation	107	134
Dividends paid	(6,748)	(8,480)
Repayments of debt	(398)	—

Net cash used for continuing financing activities	(6,660)	(217,672)

Effect of currency exchange rates of continuing operations	148	544

Decrease in cash and cash equivalents	(5,062)	(198,776)
Cash and cash equivalents at beginning of year	79,697	371,525

Cash and cash equivalents at end of period	$74,635	$172,749

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2008
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
On June 2, 2006, the Company completed a transaction for the sale of the Surgical Urology and the Clinical and Consumer Healthcare segments (together referred to as the Urology Business) to Coloplast A/S (“Coloplast”). Please see Note N to the consolidated financial statements for further information.
Note B — Summary of Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated.
Basis of Presentation
The accompanying unaudited consolidated financial statements for the three months ended June 27, 2008 and June 29, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X and in the opinion of management includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period.
Interim results are not necessarily indicative of results for the full fiscal year. The balance sheet at March 31, 2008 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.
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
Warranty Reserves
The Company offers limited warranty coverage on some of its products (see Note F for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component and raw material suppliers, the limited warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from the Company’s estimates and/or changes in claim rates result in revised actuarial assumptions, additional adjustments to the estimated limited warranty liability may be required. These adjustments would be included in cost of sales. The Company’s limited warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
The Company has product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within the Company’s self-insured retention limits. The Company has also established additional reserves for its continuing operations, through its wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities taking into account its excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are directly under the control of its General Counsel and other general and administrative staff and are directly impacted by the Company’s overall risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, product liability costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses or discontinued operations, and may affect the Company’s operating results in future periods.
Employee Stock-Based Payments
The Company has employee compensation plans under which various types of stock-based instruments have been granted. These instruments principally include stock options, restricted stock and performance units. As of June 27, 2008, these plans have instruments outstanding that might require the issuance of 4.9 million shares of common stock to its employees and directors. Stock-based awards under the Company’s employee compensation plans are made with authorized, but unissued, shares reserved for this purpose.
Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). In addition to recognizing compensation expense related to restricted stock and performance units, SFAS 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and other equity based compensation instruments. The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of April 1, 2006, based on the values estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006 based on the grant-date fair values estimated in accordance with the provisions of SFAS 123(R).

Effects of Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The Company adopted SFAS 157 in the first quarter of fiscal 2009, and it did not have a material impact on the Company’s results of operations or financial position.
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
In June 2007, FASB ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered in future research and development activities pursuant to executory contractual arrangements should be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. The Company adopted EITF No. 07-3 in the first quarter of fiscal 2009, and it did not have a material impact on the Company’s results of operations or financial position.
In December 2007, FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 requires a company in a collaborative arrangement to present the results of activities for which it acts as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. The Company is required to adopt EITF No. 07-1 for annual periods beginning after December 15, 2008. The Company is currently evaluating the requirements of EITF No. 07-1 and it is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.

In May 2008, FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the requirements of FSP APB 14-1 and based on the fact that upon conversion the notes would be entirely settled in shares, the FSP is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the requirements of EITF No. 07-05 and it is not expected to have a material impact on the Company’s consolidated financial statements.
Note C — Cash Equivalents, Marketable Securities, and Long-Term Marketable Securities and Investments
All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.
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
Cash and available-for-sale investments at June 27, 2008 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$69,337	$—	$—	$69,337
Money market funds	5,298	—	—	5,298
U.S. Government and agency obligations	16,234	—	(36)	16,198
State and Municipal agency obligations	14,667	3	—	14,670
Corporate debt	281	—	(1)	280

Total available-for-sale investments	$105,817	$3	$(37)	$105,783

Included in cash and cash equivalents	$74,635	$—	$—	$74,635
Included in current marketable securities	31,182	3	(37)	31,148

Total available-for-sale investments	$105,817	$3	$(37)	$105,783

Cash and available-for-sale investments at March 31, 2008 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$71,756	$—	$—	$71,756
Money market funds	7,941	—	—	7,941
U.S. Government and agency obligations	15,336	16	—	15,352
State and Municipal agency obligations	14,582	3	—	14,585
Corporate debt	281	—	—	281

Total available-for-sale investments	$109,896	$19	$—	$109,915

Included in cash and cash equivalents	$79,697	$—	$—	$79,697
Included in current marketable securities	30,199	19	—	30,218

Total available-for-sale investments	$109,896	$19	$—	$109,915

Our debt securities include U.S. Government and agency obligations and corporate debt with maturities within one year and highly liquid variable rate State and Municipal agency obligations with maturities greater than ten years.
Fair Values of Financial Instruments
As disclosed in Note B, “Basis of Presentation,” SFAS No. 159 was effective on April 1, 2008. The Company did not elect the fair value option as allowed by SFAS No. 159 for its financial assets and liabilities that were not previously carried at fair value. Therefore, material financial assets and liabilities that are not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their historical carrying values, which approximates fair value.
The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” effective April 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.
The fair value hierarchy established by SFAS No. 157 includes three levels which are based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The Company has no financial instruments categorized under Level 3. In accordance with SFAS No. 157, the Company’s financial assets that are recorded on the Consolidated Balance Sheets are categorized as Level 1 or Level 2 based on the inputs to the valuation techniques as follows:
Level 1 — Valuations based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2008:

	Quoted prices in
	active markets for	Significant other	Significant
	identical assets	observable inputs	unobservable inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 27, 2008
Assets (in thousands)
Money market funds	$5,298	$—	$—	$5,298
U.S. Government and agency obligations	—	16,198	—	16,198
State and Municipal agency obligations	—	14,670	—	14,670
Corporate debt	—	280	—	280

Total	$5,298	$31,148	$—	$36,446

There were no remeasurements to fair value during the three months ended June 27, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.
Note D — Inventories
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
Inventories at June 27, 2008 and March 31, 2008 consisted of:

(in thousands)	June 27, 2008	March 31, 2008
Raw materials	$8,735	$7,327
Work in process	6,503	6,950
Finished goods on consignment	17,200	18,058
Finished goods	18,837	17,605

	$51,275	$49,940

Note E — Long-Lived Assets
Property and equipment is stated at cost. Depreciation is based on the useful lives of the assets and computed using the straight-line method. Buildings are depreciated over 17 to 30 years, furniture and equipment over three to 10 years and leasehold improvements over the shorter of their estimated useful lives ranging from three to 15 years or lease terms. Significant improvements and betterments are capitalized while maintenance and repairs are charged to operations as incurred.

Property and equipment at June 27, 2008 and March 31, 2008 consisted of:

(in thousands)	June 27, 2008	March 31, 2008
Land	$275	$276
Buildings	13,737	13,909
Leasehold improvements	23,727	23,747
Furniture, fixtures and equipment	72,067	70,832
Construction in progress	29,242	20,657

	139,048	129,421
Less accumulated depreciation and amortization	(73,196)	(71,169)

	$65,852	$58,252

Intangible assets include a $5.0 million milestone payment paid to Genzyme Biopharmaceuticals in the first quarter of fiscal 2009. This milestone payment is being amortized over five years which is based on the term of the expected product life cycle of the underlying product.
Note F — Warranty Reserves
The Company offers two types of limited warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, the Company began a limited-time offer of free enrollment in its Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007 in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, the Company recorded an adjustment reducing its domestic warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties.
Information on changes in the Company’s accrued product warranty reserves is as follows:

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Beginning warranty reserves	$11,944	$14,308
Costs of warranty claims	(677)	(673)
Accruals for product warranties	941	1,230
Adjustments made to accruals related to pre-existing warranties	—	(2,914)

Ending warranty reserves	$12,208	$11,951

The total warranty reserve of $12.2 million as of June 27, 2008 is made up of a current portion of $2.4 million included in current liabilities and a long-term portion of $9.8 million included in “Long-term accrued liabilities” on the Company’s Consolidated Balance Sheet.

Note G — Comprehensive Income
Comprehensive income is net income adjusted for changes in unrealized gains and losses on marketable securities and foreign currency translations.
Comprehensive income for the three month periods ended June 27, 2008 and June 29, 2007 was:

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net income	$14,717	$21,738
Foreign currency translation adjustment	269	1,674
Unrealized losses on marketable securities and investment activities, net	(40)	(40)

Comprehensive income	$14,946	$23,372

Note H — Income Taxes
The effective tax rate for the three months ended June 27, 2008 is different from the statutory rate primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes can arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ending on or before March 31, 2004 or to California state income tax examinations for years ending on or before March 31, 2003.
During the three months ended June 27, 2008, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $0.6 million as a result of tax positions taken during the current year. The majority of our UTBs at June 27, 2008, if recognized, would affect our effective tax rate.

Note I — Earnings per Share
A reconciliation of net income as reported to net income used to calculate diluted earnings per share follows:

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net income from continuing operations: as reported	$15,102	$21,744
Add back after tax interest expense on convertible notes	802	802

Net income from continuing operations for numerator of diluted earnings per share	$15,904	$22,546

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net loss from discontinued operations	$(385)	$(6)

Net income: as reported	14,717	21,738
Add back after tax interest expense on convertible notes	802	802

Net income for numerator of diluted earnings per share	$15,519	$22,540

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended
(in thousands, except per share data)	June 27, 2008	June 29, 2007
Weighted average outstanding shares: basic	33,472	40,465
Unvested restricted grants	338	285
Shares issuable through exercise of stock options	271	678
Shares issuable through convertible notes	5,196	5,165
Shares issuable through warrants	—	357

Weighted average outstanding shares: diluted	39,277	46,950

Basic earnings (loss) per share
Continuing operations	$0.45	$0.54
Discontinued operations	$(0.01)	$—
Basic earnings per share	$0.44	$0.54

Diluted earnings (loss) per share
Continuing operations	$0.40	$0.48
Discontinued operations	$(0.01)	$—
Diluted earnings per share	$0.40	$0.48
Employee stock options, restricted shares and performance stock units
Shares issuable under the Company’s Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three month period ended June 27, 2008 and June 29, 2007, was approximately 3.9 million and 0.3 million shares, respectively. This calculation is performed on an instrument-by-instrument basis.

Convertible subordinated notes and warrants
The terms of the Company’s convertible subordinated notes include restrictions which prevent the holder from converting the notes until the Company’s share price exceeds the 120% conversion price on 20 trading days of the 30 consecutive trading day period ending on the first day of such fiscal quarter. However, EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”) requires that the Company use the if-converted method to determine the dilutive impact of the convertible subordinated notes described in Note L — Long Term Debt. Under the if-converted method, the numerator of the diluted earnings per share calculation is increased by the after-tax interest expense not recognized for the period upon conversion and the denominator of the calculation is increased by approximately 5.2 million shares potentially issued upon conversion for both that current reporting period and the corresponding year-to-date reporting period.
As described in Note L, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $38.8613. SFAS No. 128, “Earnings per Share” (“SFAS 128”), however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended June 27, 2008 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been -0-, 1.2 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended June 27, 2008 did not exceed the $38.8613 conversion price of the warrants. The impact of these warrants was that no shares were added to the diluted shares and diluted earnings per share calculation during the quarter ended June 27, 2008.
Note J — Stock Options, Restricted Stock and Employee Stock Purchase Plan
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

The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of June 27, 2008, approximately 6,000 shares have been sold under the plan.
Long-Term Incentive Plans
The Company has two plans under which equity awards have been issued, the 1991 Stock Option Plan and the Mentor Corporation 2005 Long-Term Incentive Plan, which was amended in November 2005, September 2006 and September 2007 (as amended, the “2005 Plan”). The current aggregate share limit for the 2005 Plan is 7,600,000 shares.
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
On August 9, 2007 the Company’s Board of Directors approved the 2007 Strategic Equity Incentive Plan (the “Sub-Plan”) under the 2005 Plan. The Board’s objective in establishing the Sub-Plan was to create a long-term incentive plan for the Company’s top 40 executives and senior managers, including the Company’s executive officers, designed to reward the participants for achieving superior financial results for the Company over a period of approximately four fiscal years.
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
Stock compensation expense is recognized over the five-year vesting period of the restricted stock grants. As of June 27, 2008 there was $5.1 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.3 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.

The total fair value of shares vested during the three months ended June 27, 2008 and June 29, 2007 was $0.7 million and $1.3 million, respectively.
The fair value of shares of restricted stock is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the three months ended June 27, 2008 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2008	287	$46.03
Restrictions lapsed	(24)	41.05
Forfeited	(6)	49.67

Nonvested at June 27, 2008	257	$46.41

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
Options issued under the Sub-Plan are exercisable, subject to the attainment of EPS targets over a forty-two month period and expire seven years from the date of grant. The EPS targets are disproportionately skewed to the achievement of the EPS targets in fiscal 2010 and 2011. They were issued with an exercise price at a premium to the fair market value on the date of grant.
Activity in the stock option plans during the three months ended June 27, 2008 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance outstanding at March 31, 2008	4,638	$40.39
Granted	46	28.52
Exercised	(34)	16.51
Forfeited/expired	(15)	39.27

Balance outstanding at June 27, 2008	4,635	$40.45	6.44	$7,356

Vested and Expected to Vest at June 27, 2008	4,326	$40.00	6.37	$7,356

Exercisable at June 27, 2008	1,503	$26.70	5.22	$7,356

As of June 27, 2008, there was $5.9 million of total unrecognized compensation expense related to stock options granted under the 2005 and 1991 Plans expected to be recognized over a weighted average period of 2.79 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.
Additionally, there was $26.2 million of unrecognized compensation expense related to stock options granted under the Sub-Plan which will be recognized if specified EPS targets are met. No amounts have yet been recognized related to options granted under the Sub-Plan. It is unknown how much, or when, any expense will be recognized.
At June 27, 2008, the 2005 Plan had options for 4.4 million shares granted and outstanding, and 0.2 million shares available for grant. The 1991 Plan had options for 0.2 million shares granted and outstanding at June 27, 2008. No additional options can be granted under the 1991 Plan.

The weighted-average fair value of stock options granted was $6.44 per share for the three months ended June 27, 2008. There were 45,500 stock options granted during the three months ended June 27, 2008. No stock options were granted during the three months ended June 29, 2007. The weighted-average fair value of stock options were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

June 27,
2008
Risk-free interest rate	3.0%
Expected life (in years)	5.1
Expected volatility	34%
Expected dividend yield	2.8%
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of June 27, 2008. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The fair value of the PSUs at the date of grant was determined using a Monte Carlo Simulation Model.
Information regarding our PSUs during the three months ended June 27, 2008 is as follows, assuming the maximum distribution under the plan:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2008	302	$6,411
Forfeited	—	(2)

Nonvested at June 27, 2008	302	$6,409

As of June 27, 2008 there was $1.6 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 10 months. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche. Because no shares vested during the three months ended June 27, 2008, the total fair value of shares vested was $0.

Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three months ended June 27, 2008 and June 29, 2007, respectively:

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Stock options	$1,464	$962
Restricted stock	976	1,698
Performance units	522	582

Total stock-based compensation expense, pre-tax	2,962	3,242
Tax benefit from stock-based compensation expense	(856)	(1,103)

Total stock-based compensation expense, net of tax	$2,106	$2,139

The employee stock-based compensation cost reflected above that would be properly capitalized as part of inventory and included in research and development expense for the three months ended June 27, 2008 was minor.
Note K — Share Repurchase Program
The Company has a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effects of the Company’s employee equity compensation programs and dilution related to the Company’s convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations.
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5.0 million shares of the Company’s common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program from 3.3 million to 5.0 million shares. In the three months ended June 29, 2007, the Company purchased 3.9 million shares for a total purchase price of $157.8 million under the 2006 10b5 Plan, and the 2006 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, the Company entered into a second Rule 10b5-1 stock purchase plan (the “2007 10b5 Plan”) compliant with Rule 10b-18 with Citigroup Global Markets Inc. for the purpose of repurchasing its common stock, up to a cumulative purchase price of $200 million. In connection with the entry into the 2007 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program by 5.0 million shares. In the three months ended June 29, 2007, the Company purchased 1.3 million shares for a total purchase price of $52.7 million under the 2007 10b5 Plan, and the 2007 10b5 terminated on June 17, 2008.
During the quarter ended June 29, 2007, the Company repurchased an aggregate of 5.2 million shares of its common stock under the 2006 and 2007 10b5 Plans for a total of $210.5 million. No shares were repurchased under the 2007 10b5 Plan during the quarter ended June 27, 2008.
In addition to the share repurchases mentioned above, the Company acquired an additional 7,617 and 4,937 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the three month period ending June 27, 2008 and June 29, 2007, respectively.
As of June 27, 2008, approximately 0.8 million shares remained authorized by the Company’s Board of Directors for future repurchase under the Company’s stock repurchase program. All shares previously repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and the terms of any stock repurchase plan in place at that time. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased. The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006 and further amended on March 30, 2007.

The amended Credit Agreement now permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $31.4 million as of June 27, 2008. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note M — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note L — Long Term Debt
On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of the Company’s common stock at an adjusted conversion price of $28.8684 per share and are subordinated to all existing and future senior debt.
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s dividend increases, the conversion price has been adjusted to $28.8684, and each $1,000 principal amount will be convertible into 34.64 shares of common stock.
The holders of the notes may redeem all or part of the notes for cash on January 1, 2009 at a price equal to 100.25% of the principle amount of the notes being redeemed, plus accrued interest. Based on a commitment we have received from our bank to extend our Credit Agreement in the amount of $150 million through October 31, 2009 (see further discussion of our Credit Agreement in Note M — Short Term Bank Borrowings) and our intent to utilize the credit facility to refinance the notes if required, the notes have been classified as long term in the accompanying consolidated balance sheets.
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

Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $38.8613. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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
The cost of the note hedge and the proceeds from the sale of warrants has been included in shareholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” Any proceeds received or payments made upon termination of these instruments will be recorded in shareholders’ equity.
On July 2, 2007, the Company acquired all of the outstanding shares of Perouse Plastie SAS, including the assumption of approximately €3.0 million in net debt. The debt consists primarily of installment loans with an average term of 6 years and a weighted average interest rate of 3.8%. Approximately €1.4 million, or $2.2 million, is currently outstanding, of which $1.4 million is considered long term. The loans may be repaid at any time, subject to certain notice requirements of the lenders. See Note Q for further information regarding this acquisition.
Note M — Short Term Bank Borrowings
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

On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007. The Company has one standby letter of credit totaling $0.8 million outstanding which is secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 27, 2008, only $199 million was available for borrowings.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum quarterly EBITDA, and a minimum fixed charge ratio of greater than 1.25 to 1.00. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 27, 2008, all covenants and restrictions had been satisfied, and there were no borrowings outstanding under the Credit Agreement.
Other Financing
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to five years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of June 27, 2008, there was no outstanding balance under the Facility, and accordingly, $18.9 million was available for borrowing.
Interest on borrowings under the Facility is at a rate equal to 0.55% over the RaboBank base lending rate, Euribor, or LIBOR depending upon the currency and term of each borrowing. Interest rates on borrowings other than overdrafts are fixed for the term of the advance. Borrowings by Mentor BV under the Facility are guaranteed by Mentor’s wholly-owned subsidiary Mentor Medical Systems CV through a Joint and Several Debtorship agreement. In addition, borrowings under the Facility are secured by certain real estate owned by Mentor BV.

The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 27, 2008, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV is obligated to pay, over the ten year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At June 27, 2008 and March 31, 2008, there was approximately $0.8 million and $0.9 million, respectively, in short term debt outstanding. A total of $218.2 million was available under all lines of credit at June 27, 2008, and approximately $218.8 million was available under all lines of credit at March 31, 2008.
Note N — Discontinued Operations
In May 2006, the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits. The sale was completed on June 2, 2006. Operations associated with these discontinued segments and other former businesses have been classified as income from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash used in discontinued operations for the three months ended June 27, 2008 and June 29, 2007, was $0.4 million and $6,000, respectively.
For the three months ending June 27, 2008 and June 29, 2007, loss before income taxes from discontinued operations was $0.6 million and $92,000, respectively.
Note O — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $0.5 million and $0.2 million for the three month periods ending June 27, 2008 and June 29, 2007, respectively.
Note P — Contingencies
Warranty, product liability and related claims are a regular and ongoing aspect of the medical device and biologics industries. At any one time, the Company may be subject to claims against it and may be involved in litigation. These actions can be brought by an individual, a group of patients, or by a group of patients purported to be a class action. The Company is currently involved in a number of product liability legal actions and related claims, the outcomes of which are not within its control and may not be known for prolonged periods of time. The Company has retained liabilities associated with warranty and product liability and related claims arising out of its discontinued products, including urology products sold prior to the June 2, 2006 closing date of the sale of the urology business to Coloplast A/S. No individual product liability case or group of cases in which the Company is currently involved, is considered material and there are no certified class actions currently pending against the Company. In accordance with SFAS No. 5 “Accounting for Contingencies,” a liability is recorded in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. If a loss is not probable or cannot be reasonably estimated, no liability is recorded in the consolidated financial statements.

The Company carries product liability insurance on all its products. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $1.8 million and $2.4 million at June 27, 2008 and March 31, 2008, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves for its continuing operations of $4.8 million and $4.5 million at June 27, 2008 and March 31, 2008, respectively, through its wholly-owned captive insurance subsidiary based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses or discontinued operations and may affect the Company’s operating results in future periods.
In addition, the Company also offers limited warranty coverage on some of its products (see Note F for details). While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its raw material and component suppliers, the limited warranty obligation is affected by reported rates of product problems as well as the costs incurred in correcting product problems. Should actual warranty experience differ from the estimates and assumptions used to develop the warranty reserves, subsequent changes in the reserves will be recorded in cost of sales and may affect our operating results in future periods.
In addition, in the ordinary course of its business, the Company experiences various types of claims that sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these current proceedings will have a material adverse effect on the Company.
Note Q — Acquisitions
On July 2, 2007 the Company purchased all of the outstanding shares of Perouse Plastie SAS (“Perouse”). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of products for the European and Latin American markets. The Company paid $53.4 million in cash (net of cash acquired) in the second quarter of fiscal 2008. In addition, the Company incurred approximately $0.5 million in acquisition costs and paid a net working capital adjustment of $0.2 million (in the first quarter of fiscal 2009), bringing the total purchase price to $54.1 million.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective values on the acquisition date. The results of Perouse operations are included in the Company’s consolidated results since acquisition date. Pro forma results of operations for the first quarter of fiscal year 2008 as though the acquisition had taken place at the beginning of the period, would not differ significantly from the actual results for the period.

The following table summarizes the Company’s determination of the fair values of the assets acquired and liabilities assumed at July 2, 2007.

(In thousands)
Cash	$436
Accounts receivable	3,508
Inventory	8,953
Prepaid expenses and other current assets	980

Total current assets	13,877

Property, plant and equipment	4,934
Intangible assets	18,423
Goodwill	32,268
Other assets	39

Total assets acquired	$69,541

Liabilities associated with acquisition:
Accounts payable and accrued liabilities	$7,049
Other long-term liabilities	8,424

Total liabilities assumed	$15,473

Net assets acquired	$54,068

Of the $18.4 million of acquired intangible assets, $8.7 million was assigned to developed technology with a useful life of seven years (based on the excess earnings method under the income approach), $5.4 million was assigned to customer relationships with a four year life for distributors (based on the with and without method under the income approach) and an eight year life for physicians and hospitals (based on the excess earnings method under the income approach), $0.3 million was assigned to a covenant not to compete with a useful life of three years (based on the with and without method under the income approach), and $4.0 million was assigned to trade names (based on the royalty relief method), which has an indefinite life and is therefore not subject to amortization. The weighted average amortization period for the intangible assets with definite lives is 6.5 years.
Of the $8.4 million in other long-term liabilities, $5.5 million is the long-term portion of deferred taxes related to the intangibles acquired. The remaining $2.9 million is the long-term portion of capital lease obligations and outstanding bank loans assumed.
Note R — Capital Lease Obligations
The Company’s manufacturing, warehousing and administrative offices in Bornel, France are leased under a non-cancelable lease classified as a capital lease. Leased property under the capital lease as of June 27 and March 31, 2008, net of $0.1 million of accumulated amortization, totals $1.3 million and is included as part of “Property and equipment, net” in the Company’s consolidated balance sheets.
As of June 27, 2008, approximately $0.1 million and $1.0 million of capital lease obligations are included in “Other” current liabilities and “Long-term accrued liabilities”, respectively, in the Company’s consolidated balance sheets. As of March 31, 2008, approximately $0.1 million and $1.1 million of capital lease obligations are included in “Other” current liabilities and “Long-term accrued liabilities”, respectively, in the Company’s consolidated balance sheets. As of June 27, 2008, the lease obligation has a remaining term of 8.2 years and a weighted average interest rate of 6.1%.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our Unaudited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our securities. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended March 31, 2008, and subsequent reports on Form 8-K, both of which discuss our business in greater detail.
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
Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth in Part II under “Item 1A —Risk Factors” or elsewhere in this Report. Forward-looking statements include statements regarding, among other things:
•	our anticipated operating results for fiscal year 2009;
•	our expectations regarding future developments in the markets in which we compete and intend to compete;
•	our anticipated growth strategies;
•	our intention to introduce or seek approval for new products;
•	our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;
•	our anticipated outcomes of regulatory reviews;
•	our anticipated outcomes of litigation; and
•	our ability to replace sources of supply without disruption and regulatory delay.
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
We are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, the Netherlands, France and Mauritius and employ approximately 1,240 people around the world as of June 27, 2008. We purchase finished products and certain raw material components from third party manufacturers and suppliers. Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense, royalties, amortization of certain intangibles, and the cost associated with our product warranty programs. Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, the purchase accounting treatment of acquired inventory, amortization and changes in manufacturing processes and yields.
In addition to our U.S. sales, we also sell most of our product lines outside the U.S., principally to Canada, Europe, Central and South America, and the Pacific Rim. Products are sold through our direct international sales offices in Canada, France, United Kingdom, Germany, Spain, Italy and Australia, as well as through independent distributors in other countries. Our manufactured products are mainly supplied by our plants in the U.S., the Netherlands, France and Mauritius. Our Netherlands, France and Mauritius plants serve our international branches and distributors. Our U.S. plant also serves these markets in addition to the U.S. market.
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
Our quarterly results reflect seasonality, as the second fiscal quarter ending in September tends to historically have the lowest revenue and profitability of all of the quarters. This is primarily due to lower levels of sales of breast implants for augmentation, an elective procedure, as many surgeons and patients take vacations during this quarter.

Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (“Perouse”). Perouse is an international breast implant manufacturer based in France that currently supplies a complete range of breast aesthetics products, primarily for the European and Latin American markets. We paid $53.4 million in cash (net of cash acquired) in the second quarter of fiscal 2008. In addition, we incurred approximately $0.5 million in acquisition costs and paid a net working capital adjustment of $0.2 million in the first quarter of fiscal 2009, bringing the total purchase price to $54.1 million.
Important Factors
Management currently considers the following events, trends and uncertainties to be important to understanding our financial condition and operating performance:
•	The performance of the U.S. economy will impact the demand for our products in the U.S. in fiscal 2009, and continued weakness in the U.S. economy could put pressure on our revenue growth and profitability;
•	We are in the midst of a transition in the U.S. from saline breast implants to MemoryGel breast implants that we expect will continue over a several year period with potentially uneven rates of change that could cause revenues and profits to fluctuate quarter to quarter; and
•	We are committed to investing in the i) marketing of existing products and ii) development and marketing of new aesthetics products to expand our product portfolio, which may have the effect in the short term of increasing our expenses faster than our revenues are anticipated to increase.
Our focus in fiscal year 2009 has been and will be on those activities within the aesthetics business that we can influence and control, including the following:
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
Recent Events
In June 2008, we announced the completion of enrollment in the Phase I trial for botulinum toxin type A in patients with cervical dystonia.
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

Warranty Reserves
We offer two types of limited warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Breast Implant Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first quarter of fiscal 2008, we recorded adjustments reducing our warranty reserves as a result of this periodic analysis in the amount of $2.9 million relating to pre-existing warranties.
While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our raw material and component suppliers, the warranty obligation is affected by reported rates of warranty claims and levels of financial assistance specified in the limited warranties. Should actual patient claim rates reported differ from our estimates and/or changes in claim rates result in revised actuarial assumptions, adjustments to the estimated warranty liability may be required. These adjustments would be included in cost of sales. Our warranty programs may be modified in the future in response to the competitive market environment. Such changes may impact the amount and timing of the associated revenue and expense for these programs.
Product Liability Reserves
We have product liability reserves for product-related claims to the extent those claims may result in litigation expenses, settlements or judgments within our self-insured retention limits. We have also established additional reserves for our continuing operations, through our wholly-owned captive insurance company, for estimated liabilities for product-related claims based on actuarially determined estimated liabilities, taking also into account our excess insurance coverages and retention levels. The actuarial valuations are based on historical information and certain assumptions about future events. Product liability costs are recorded in selling, general and administrative expenses as they are generally under the control of our General Counsel and other general and administrative staff and are directly impacted by our overall corporate risk management strategy; or in the case of products related to discontinued operations, including urology products or ophthalmic products, costs are recorded in discontinued operations. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in reserves will be recorded in selling, general and administrative expenses or discontinued operations, and may affect our results in future periods.
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
Deferred Income Taxes
Our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States based on our projected cash flow, working capital and long-term investment requirements of our U.S. and foreign operations. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that certain assets associated with these earnings be repatriated to the United States, an additional tax provision and related liability would be required which could materially impact our future effective tax rate. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. We record a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. Due to the inherent risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note H of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	June 27, 2008	June 29, 2007
Net sales	100.0%	100.0%
Cost of sales	27.9	22.2

Gross profit	72.1	77.8
Selling, general and administrative expense	40.7	37.7
Research and development expense	10.4	10.8

Operating income	21.0	29.3
Interest expense	(1.4)	(1.5)
Interest income	0.6	5.0
Other expense, net	—	(0.3)

Income from continuing operations before income taxes	20.2	32.5
Income taxes	5.9	9.7

Net income from continuing operations	14.3	22.8

Net loss from discontinued operations	(0.4)	(0.1)
Gain on sale of discontinued operations	—	0.1

Net income	13.9%	22.8%

For the three month period ended June 27, 2008 compared to the three month period ended June 29, 2007
Net Sales
Net sales for the three month period ended June 27, 2008 increased 10.4% to $105.5 million, compared to $95.6 million for the comparable period in the prior year. Foreign exchange rate movements, primarily the stronger Euro and Canadian Dollar over the same quarter in the prior year had a favorable year-to-year impact on sales of $1.6 million. The increase in net sales was primarily the result of an 11.2% increase in total sales of breast aesthetic products to $93.9 million for the quarter from $84.5 million for the same period in the prior year. Increased breast aesthetic sales were driven by growth in MemoryGel™ silicone-gel breast implants across all markets. Increased breast aesthetics sales were also due in part to $5.5 million in incremental sales in the current period from our Perouse operations. Excluding unit volume related to Perouse, we saw overall unit growth in unit sales of breast implant products of approximately 3%. Also contributing to sales growth were NeoForm™ dermis sales in the U.S. and strong global sales of tissue expanders, both of which are primarily used for breast reconstruction. We anticipate that our breast aesthetic sales in the remainder of fiscal 2009 will be driven by existing products, particularly sales of our MemoryGel™ products in all markets and Perouse products internationally. Net sales of body contouring products were $3.7 million for the current quarter, compared to $4.0 million in the first quarter of fiscal 2008. Other aesthetic products sales increased 11.6% to $7.9 million for the quarter, from $7.0 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including sales of our dermal fillers and $0.6 million related to Perouse. We expect net sales in the range of $405 million to $425 million for the full fiscal year 2009.

Cost of Sales and Gross Profit
Gross profit increased $1.8 million to $76.1 million for the first quarter of fiscal 2009 from $74.3 million for the first quarter of fiscal 2008. The gross profit percentage decreased to 72.1% of net sales for the first quarter of fiscal 2008 compared to 77.8% for the same period in the prior year. The current year gross margin percentage decreased primarily due to a higher proportion of international distributor sales and by sales of lower margin Perouse products. Prior year gross margin was favorably impacted by a non-recurring adjustment related to the product warranty accrual of $2.9 million, partly offset by an inventory valuation adjustment. We believe that our gross profit as a percentage of net sales will be in the range of 71% to 73% for the full fiscal year 2009.
Selling, General and Administrative
Selling, general and administrative expenses increased to $43.0 million, or 40.7% of net sales, for the first quarter of fiscal 2009, compared to $36.0 million, or 37.7% of net sales, in the comparable period in the prior year. The increase was primarily due to Perouse costs in fiscal 2009 of $2.8 million and higher costs associated with domestic and international marketing programs and international marketing infrastructure in the current year. The increase was partially offset by favorable changes in the product liability reserve of $0.4 million and an adjustment to a previously estimated compensation accrual of $0.6 million. We expect selling, general and administrative expenses to be in the range of 41% to 43% of net sales for the full fiscal year 2009.
Research and Development
Research and development expense was $11.0 million, or 10.4% of net sales, for the first quarter of fiscal 2009, compared to the $10.3 million or 10.8% of net sales reported in the comparable period last year. This change was primarily due to increases in development costs related to our botulinum toxin program partially offset by lower spending for our dermal filler development program with Genzyme. We expect research and development expense to be in the range of 10% to 12% of net sales for the full fiscal year 2009.
Interest and Other Income and Expense
Interest expense was $1.5 million for both the first quarter of fiscal 2009 and 2008. These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $4.2 million to $0.6 million for the first quarter of fiscal 2009, compared to $4.8 million in the comparable period in the prior year, as a result of lower cash and marketable securities balances in the current period, due mainly to our stock buyback program in fiscal 2008.
Income Taxes
Our effective tax rate for the first quarter of fiscal 2009 was 29.3%, compared with 29.9% for the comparable period last year. The decrease in our effective tax rate for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States relative to total pretax income, partially offset by the expiration of the federal research and experimentation tax credit on December 31, 2007.
For further details see Note H of the Notes to Consolidated Financial Statements.
Income, Net of Income Taxes and Earnings per Share from Continuing Operations
Income from continuing operations was $15.1 million and $21.7 million for the three months ended June 27, 2008 and June 29, 2007, respectively. Basic earnings per share were $0.45 and $0.54 for these same respective periods. Diluted earnings per share were $0.40 and $0.48 for these same respective periods.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast A/S on June 2, 2006. For the three months ended June 27, 2008, we had a loss from discontinued operations, net of income taxes, of $0.4 million compared to a loss from discontinued operations, net of income taxes, of $60,000 for the three months ended June 29, 2007. For further details regarding discontinued operations, see Note N of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of June 27, 2008, we had cash, cash equivalents and short-term marketable securities of $105.8 million, a decrease of $4.1 million from $109.9 million as of March 31, 2008. The principal components of the decrease in cash, cash equivalents and marketable securities were $15.2 million used for capital expenditures and $6.7 million in dividends paid, offset by cash generated from operating activities of continuing operations of $18.0 million.
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
The following table summarizes our cash, cash equivalents and marketable securities for the periods noted:

(in thousands)	June 27, 2008	March 31, 2008
Cash and cash equivalents	$74,635	$79,697
Marketable securities	31,148	30,218

Total cash, cash equivalents and marketable securities	$105,783	$109,915

Percentage of total assets	24%	25%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Three Months Ended
(in thousands)	June 27, 2008	June 29, 2007
Net cash provided by continuing operating activities	$17,961	$24,383
Net cash used for continuing investing activities	(16,126)	(6,025)
Net cash used for continuing financing activities	(6,660)	(217,672)
Net cash used for discontinued operations	(385)	(6)
Effect of currency exchange rates on cash and cash equivalents	148	544

Decrease in cash and cash equivalents	$(5,062)	$(198,776)

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $18.0 million and $24.4 million for the three months ended June 27, 2008 and June 29, 2007, respectively, was due in part to the net impact of non-cash charges to income from continuing operations. Non-cash charges primarily included non-cash compensation, depreciation, amortization and deferred income taxes. For the three month periods ended June 27, 2008 and June 29, 2007, operating cash flows were negatively impacted in the amount of $4.9 million and $4.5 million, respectively, by changes in working capital balances. Our working capital was $172.5 million at June 27, 2008, and $171.9 million at March 31, 2008.
Cash Used for Investing Activities of Continuing Operations
Historically, cash used for investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles. For the three months ended June 27, 2008, total cash used for investing activities of continuing operations was $16.1 million, primarily related to capital expenditures of $15.2 million and net purchases of marketable securities of $0.8 million. For the three months ended June 29, 2007, total cash used in investing activities of continuing operations was $6.0 million, primarily related to capital expenditures of $3.7 million and net purchases of marketable securities of $2.3 million. We anticipate our capital expenditures to total approximately $30 million to $40 million in fiscal 2009, as we will continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, production equipment and milestone payments.
Cash Used for Discontinued Operations
Cash used for discontinued operations was $0.4 million for the three months ended June 27, 2008 and $6,000 for the three months ended June 29, 2007.
Cash Used for Financing Activities of Continuing Operations
Net cash used for financing activities is primarily a result of our stock repurchase program, cash used in payments of dividends, and the net impact of our debt financing activities offset by cash provided by employee stock option exercises.
We have a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effect of our employee equity compensation and dilution related to our convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations. All shares repurchased under the program are retired and are no longer deemed to be outstanding. The timing of our repurchases is subject to market conditions, cash availability and terms of our stock purchase plans, if any. There is no guarantee that shares authorized for repurchase by the Board will ultimately be repurchased.
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. In the quarter ended June 29, 2007, we repurchased 3.9 million shares for a total purchase price of $157.8 million under the 2006 10b5 Plan. The 2006 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, we entered into a second stock purchase plan (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5-1 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. In the quarter ended June 29, 2007, we repurchased 1.3 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $52.7 million. The 2007 10b5 Plan terminated on June 17, 2008.

No purchases were made under the 2007 10b5 Plan in the quarter ended June 27, 2008. We acquired 7,617 shares for the payment of minimum required withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the quarter ended June 27, 2008.
On May 28, 2008, the Board of Directors declared a quarterly cash dividend payable on our common stock of $0.20 per share. It is our intent to continue to pay dividends for the foreseeable future subject to, among other things, Board approval, cash availability, debt and line of credit restrictions and alternative cash needs. At the current annual dividend rate of $0.80 per share, the aggregate annual dividend, based on 33.8 million shares outstanding, would be approximately $27.0 million.
We receive cash from the exercise of employee stock options and purchases under our employee stock purchase plan (“ESPP”). Employee stock option exercises and ESPP purchases provided $0.6 million and $1.2 million of cash in the three months ended June 27, 2008 and June 29, 2007, respectively. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. We have one standby letter of credit for $750,000 outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at June 27, 2008, only $199 million was available for borrowings.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our Urology Business. Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement. The amendment also amended certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. On March 30, 2007, we entered into a second amendment to the credit agreement to set the maximum amount of cash dividends per share that we can declare or pay in any four consecutive quarters. The second amendment also increased the amount of our common shares and other equity interests we could repurchase. As of August 1, 2008, there were no borrowings outstanding under the Credit Agreement.
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
Other Financing
In October 2005, Mentor Medical Systems B.V. (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. Accordingly, $18.9 million was available under this facility at June 27, 2008.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of June 27, 2008, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
On July 2, 2007 we acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. Approximately €1.4 million, or $2.2 million, is currently outstanding, of which $0.8 million is current and $1.4 million is long term. The debt consists primarily of installment loans with an average term of 6 years and a weighted average interest rate of 3.8%.
At June 27, 2008, we had approximately $0.8 million in short term borrowings and $1.4 million in long term debt outstanding. The total amount of additional borrowings available to us under all lines of credit was $218.2 million at June 27, 2008 and $218.8 million at March 31, 2008.

Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $28.8684 and each $1,000 principal amount will be convertible into 34.64 shares of common stock. If the market price of our stock remains below $28.8684 per share as of the next “put” date, January 1, 2009, it is likely that the bondholders will exercise their “put” option, requiring us to pay them in excess of $150 million in cash for the value of their bonds on that date.
The holders of the notes may redeem all or part of the notes for cash on January 1, 2009 at a price equal to 100.25% of the principle amount of the notes being redeemed, plus accrued interest. Based on a commitment we have received from our bank to extend our Credit Agreement in the amount of $150 million through October 31, 2009 (see further discussion of our Credit Agreement in Note M — Short Term Bank Borrowings) and our intent to utilize the credit facility to refinance the notes if required, the notes have been classified as long term in the accompanying consolidated balance sheets.
Concurrent with the issuance of the convertible subordinated notes, we entered into convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million. Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009. The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $38.8613.
The warrant holder also has the right to purchase 5.2 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $38.8613 per share.
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
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our exposure to market risk as reported in Item 7A in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2008.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 27, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
We have been served with various lawsuits filed against us in several jurisdictions related to ObTape, an implantable product used to treat female urinary incontinence that was sold by us through our discontinued urology business between 2003 and 2006. The lawsuits were filed between April 13, 2006 and July 31, 2008. These complaints, filed on behalf of patients who were implanted with ObTape, assert product liability and other claims and seek compensatory damages in unspecified amounts and, in some cases, seek punitive damages and the granting of extraordinary equitable relief. We deny the allegations and regard them as without merit, and we intend to defend the lawsuits vigorously. Management is unable to determine the financial statement impact, if any, of these legal proceedings.
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
The manufacture and sale of medical devices and biologics expose us to significant risk of product liability and other tort claims. Both currently and in the past, we have had a number of product liability claims relating to our products, and we will be subject to additional product liability claims in the future for both past and current products, some of which may have a negative impact on our business. Our liability with regard to products includes liability related to certain products manufactured and/or sold by us prior to our business or product line divestitures, including liabilities retained by us in connection with the sale of our urology business to Coloplast A/S. If a product liability claim or series of claims, including class action or consolidated claims, is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. Some manufacturers that suffered such claims in the past have been forced to cease operations and declare bankruptcy.
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
Delays in, withdrawal of, or rejection by the FDA or other government entity of approval(s) of our products, including delay in the review of our Contour Profile Gel pre-market approval application (“PMA”), our Prevelle® Shape PMA, other dermal filler PMAs, and our botulinum toxin biologics license application (“BLA”) may also adversely affect our business. Such delays, withdrawals, or rejections may be encountered due to, among other reasons, government or regulatory delays, lack of demonstrated safety or efficacy during clinical trials, safety issues, manufacturing issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, adverse publicity, or changes in regulatory policy or requirements in the U.S. and abroad. In the U.S., there has been a continuing trend toward more stringent FDA requirements in the areas of product approval and enforcement, causing medical device and biologics manufacturers to experience longer research and development timelines, longer review and approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, such approval may entail limitations on uses for which the product may be labeled and promoted or stringent post-marketing requirements, or may prevent us from broadening the uses of our current products for different applications. If we incur significant unanticipated expenses (for example, in connection with post-market approval patient monitoring and data collection activities for our MemoryGel™ breast implants), it could have a material adverse effect on our results of operations. In addition, to the extent permissible by law, we may not receive governmental approval to export our products in the future, and countries to which products are to be exported may not approve them for import. We may also be required to withdraw or recall our products after we receive approvals and begin commercial sales if we, the FDA or a foreign government agency determines that there is a higher than average incidence of post-treatment complications with our products as a result of subsequent clinical experience and/or data. From time to time, we are subject to inquiry and audit by government agencies in this regard.
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
The medical device and biologics industries are highly competitive and are subject to significant and rapid technological change. We believe that our ability to develop or acquire new technologies and products is crucial to our success. We are continually engaged in product research and development, product improvement programs, and required clinical studies to develop new technologies and products and to maintain and improve our competitive position. Any significant delays in the above or termination or failure of our clinical trials or delays in our ability to timely respond to the FDA or other regulatory authorities’ inquiries, requirements and requests would materially and adversely affect our research, development, and commercialization timelines. We cannot guarantee that we will be successful in enhancing existing products or in developing or acquiring new products or technologies that will timely achieve regulatory approval or success in the marketplace.
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

In Europe, each of our manufacturing facilities is subject to regulation by country-specific environmental protection agencies. For example, in Leiden, as a result of some of the chemicals and other materials used in our manufacturing processes, we are subject to regulation by Dutch law on environmental control and the Dutch emission guidelines that regulate the exhaust of certain chemicals and hazardous waste regulations. In France, we are subject to regulation by the Ministry of Environment. In Mauritius, we are subject to regulation by the Department of Environment.
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
Our common stock trades on the New York Stock Exchange under the symbol “MNT.” On June 27, 2008, the closing price of our common stock on the New York Stock Exchange was $26.60 per share. On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $28.8684 per share and are subordinated to all existing and future senior debt. The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies or the introduction of new products by our competitors and the timing of significant orders and shipments. If the market price of our stock remains below $28.8684 per share as of the next “put” date, January 1, 2009, it is likely that the bondholders will exercise their “put” option, requiring us to pay them in excess of $150 million in cash for the value of their bonds on that date.
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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $38.8613 per share at the current warrant strike price). In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions. Such hedging arrangements could adversely affect the market price of our common stock. In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.

Our Restated Articles of Incorporation provide our Board of Directors with the authority to issue “blank check” preferred stock. The issuance of “blank check” preferred stock could adversely affect the market price and the rights and powers, including voting rights, of our common stock, and decrease the amount of earnings and assets allocable to or available for distribution to holders of our common stock.
Our Restated Articles of Incorporation provide for the issuance of preferred stock in one or more series, with rights, preferences, privileges and restrictions to be determined by the Board of Directors in its discretion.
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
As discussed in our proxy statement/prospectus filed on July 11, 2008, we expect to submit to our shareholders a proposal to reorganize our company into a holding company structure, under which our present company will become a subsidiary of a new Delaware corporation named Mentor International Holdings, Inc. Several risks associated with this proposed restructuring are described in the proxy statement/prospectus.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended June 27, 2008, the Company repurchased 7,617 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants.
The table below sets forth certain share repurchase information for the quarter ended June 27, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES (1)
				Total Number	Maximum Number
				of Shares	of Shares that May
	Total Number			Purchased as	Yet Be Purchased
	of Shares		Average Price	Part of Publicly	Under the Plans
(in thousands except per share amounts)	Purchased		Paid per Share	Announced Plans	or Programs(2)
April 2008	—		$—	—	809
May 2008	—		—	—	809
June 2008	8	(3)	27.32	—	801

Total	8		$27.32	—	801

(1)	On June 18, 2007, we entered into a Rule 10b5-1 stock purchase plan compliant with Rule 10b-18 (the “2007 10b5 Plan”). The 2007 10b5 Plan terminated on June 17, 2008. No shares were purchased under the 2007 10b5 Plan during the period.

(2)	Reflects shares authorized for repurchase by our Board of Directors. We have not set a date for the stock repurchase program to expire.

(3)	Balance includes approximately 8,000 shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.
Item 4. — Submission of Matters to a Vote of Security Holders
None.
Item 5. — Other Information
None.

Item 6. — Exhibits
3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amendment to Restated Articles of Incorporation of Mentor Corporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

4.1	Indenture 2 3/4% Convertible Subordinated Notes Due 2024, dated December 22, 2003 — Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION (Registrant)	MENTOR CORPORATION
DATE: August 6, 2008	/s/ JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 6, 2008	/s/ MICHAEL O’NEILL
Michael O’Neill
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title or Description

3.1
Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 — Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amendment to Restated Articles of Incorporation of Mentor Corporation — Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 — Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

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