Form 10-Q
period 2008-09-26
MENTOR CORP /MN/
filed 2008-11-05
CIK 64892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008 there were approximately 33,777,968 Common Shares, $.10 par value per share, outstanding.

MENTOR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 26,	March 31,
(in thousands)	2008	2008
Assets
Current assets:
Cash and cash equivalents	$69,135	$79,697
Marketable securities	28,677	30,218
Accounts receivable, net	77,111	82,060
Inventories	52,011	49,940
Deferred income taxes	29,389	29,040
Prepaid income taxes	13,648	8,074
Prepaid expenses and other	13,247	11,233

Total current assets	283,218	290,262

Property and equipment, net	68,804	58,252
Intangible assets, net	36,430	36,336
Goodwill, net	47,099	49,707
Other assets	6,670	6,022

Total assets	$442,221	$440,579

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Balance Sheets
(Unaudited)

	September 26,	March 31,
(in thousands, except share data)	2008	2008
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$44,688	$43,209
Sales returns	16,282	17,344
Accrued compensation	13,113	22,026
Dividends payable	6,757	6,748
Product liability reserves	6,842	6,945
Deferred revenue	3,263	2,693
Warranty reserve	2,563	2,534
Short-term portion of long-term debt	623	935
Other	19,981	15,955

Total current liabilities	114,112	118,389

Long-term accrued liabilities	27,665	27,536
Long-term debt	706	1,620
Convertible subordinated notes	150,000	150,000
Commitments and contingencies

Shareholders’ equity:
Common stock, $.10 par value:
Authorized — 150,000,000 shares; issued and outstanding 33,785,288 shares at September 26, 2008; 33,739,203 shares at March 31, 2008;	3,379	3,374
Preferred stock, $.01 par value:
Authorized — 25,000,000 shares; none issued and outstanding	—	—
Capital in excess of par value	6,341	—
Accumulated other comprehensive income	21,335	31,992
Retained earnings	118,683	107,668

Total shareholders’ equity	149,738	143,034

Total liabilities and shareholders’ equity	$442,221	$440,579

See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 26,	September 28,
(in thousands, except per share data)	2008	2007
Net sales	$84,488	$85,390

Cost of sales	25,615	25,480

Gross profit	58,873	59,910

Selling, general, and administrative	38,033	33,397
Research and development	10,871	12,203

	48,904	45,600

Operating income from continuing operations	9,969	14,310

Interest expense	(1,327)	(1,447)
Interest income	513	1,373
Other income (expense), net	1,539	(675)

Income from continuing operations before income taxes	10,694	13,561

Income taxes	554	3,532

Income from continuing operations	10,140	10,029

Loss from discontinued operations, net of tax benefit of $218 and $25, respectively	(334)	(46)
Loss on sale of discontinued operations, net of tax of $26	—	(65)

Net income	$9,806	$9,918

Basic earnings (loss) per share
Continuing operations	$0.30	$0.29
Discontinued operations	$(0.01)	$—
Basic earnings per share	$0.29	$0.29

Diluted earnings (loss) per share
Continuing operations	$0.28	$0.27
Discontinued operations	$(0.01)	$—
Diluted earnings per share	$0.27	$0.26

Dividends per share	$0.20	$0.20

Weighted average shares outstanding
Basic	33,520	34,044
Diluted	39,311	40,683
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	September 26,	September 28,
(in thousands, except per share data)	2008	2007
Net sales	$190,024	$180,954

Cost of sales	55,010	46,704

Gross profit	135,014	134,250

Selling, general, and administrative	81,000	69,442
Research and development	21,853	22,517

	102,853	91,959

Operating income from continuing operations	32,161	42,291

Interest expense	(2,797)	(2,911)
Interest income	1,107	6,147
Other income (expense), net	1,573	(969)

Income from continuing operations before income taxes	32,044	44,558

Income taxes	6,802	12,785

Income from continuing operations	25,242	31,773

Loss from discontinued operations, net of tax benefit of $431 and $58, respectively	(719)	(105)
Loss on sale of discontinued operations, net of tax of $5	—	(12)

Net income	$24,523	$31,656

Basic earnings (loss) per share
Continuing operations	$0.75	$0.85
Discontinued operations	$(0.02)	$—
Basic earnings per share	$0.73	$0.85

Diluted earnings (loss) per share
Continuing operations	$0.68	$0.76
Discontinued operations	$(0.02)	$—
Diluted earnings per share	$0.66	$0.76

Dividends per share	$0.40	$0.40

Weighted average shares outstanding
Basic	33,496	37,237
Diluted	39,294	43,803
See notes to consolidated financial statements.

Mentor Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 26,	September 28,
(in thousands)	2008	2007
Net income:	$24,523	$31,656
Less: loss from discontinued operations, net of income taxes	719	117

Income from continuing operations	$25,242	$31,773
Operating Activities:
Adjustments to derive cash flows from continuing operating activities:
Depreciation	4,589	3,822
Amortization	3,856	2,326
Deferred income taxes	967	(3,705)
Non-cash compensation	5,544	5,877
Tax benefit from exercise of stock options	37	1,949
Excess tax benefits from equity compensation	(164)	(407)
Gain on long-term marketable securities, net	(44)	(14)
Loss on sale of assets	28	26
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable	3,117	(1,719)
Inventories	(4,768)	2,498
Other current assets	(9,895)	(604)
Accounts payable and accrued liabilities	(3,239)	2,417

Net cash provided by continuing operating activities	25,270	44,239
Net cash used for discontinued operating activities	(719)	(117)

Net cash provided by operating activities	24,551	44,122

Investing Activities:
Purchases of property and equipment	(17,258)	(7,715)
Purchases of intangibles	(5,358)	—
Purchases of marketable securities	(26,081)	(36,165)
Sales of marketable securities	27,881	112,260
Acquisitions, net of cash acquired	(173)	(53,407)

Net cash (used for) provided by continuing investing activities	(20,989)	14,973

Financing Activities:
Repurchase of common stock	(227)	(357,771)
Proceeds from exercise of stock options and ESPP	996	4,162
Excess tax benefits from equity compensation	164	407
Dividends paid	(13,505)	(15,995)
Repayments of debt	(1,229)	(188)

Net cash used for continuing financing activities	(13,801)	(369,385)

Effect of currency exchange rates of continuing operations	(323)	978

Decrease in cash and cash equivalents	(10,562)	(309,312)
Cash and cash equivalents at beginning of year	79,697	371,525

Cash and cash equivalents at end of period	$69,135	$62,213

See notes to consolidated financial statements.

MENTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2008
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
Basis of Presentation
The accompanying unaudited consolidated financial statements for the three and six months ended September 26, 2008 and September 28, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X and in the opinion of management includes all adjustments (consisting only of normally recurring accruals, unless otherwise indicated) that the Company considers necessary for a fair presentation of the results of operations for this period.
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
In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding noncontrolling interests shall be applied retrospectively.
In May 2008, FASB issued FASB Staff Position Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated the requirements of FSP APB 14-1 and it is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the basis for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the requirements of EITF No. 07-05 and it is not expected to have a material impact on the Company’s consolidated financial statements.
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
The Company’s short-term marketable securities consist primarily of money market funds, state and municipal government obligations, U.S. government agency obligations, and investment-grade corporate obligations, including commercial paper. None of the Company’s investments include auction rate securities.
Cash and available-for-sale investments at September 26, 2008 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$60,777	$—	$—	$60,777
Money market funds	8,358	—	—	8,358
U.S. government and agency obligations	14,229	—	(38)	14,191
State and municipal agency obligations	14,202	2	(1)	14,203
Corporate debt	283	—	—	283

Total available-for-sale investments	$97,849	$2	$(39)	$97,812

Included in cash and cash equivalents	$69,135	$—	$—	$69,135
Included in current marketable securities	28,714	2	(39)	28,677

Total available-for-sale investments	$97,849	$2	$(39)	$97,812

Cash and available-for-sale investments at March 31, 2008 were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Cash balances	$71,756	$—	$—	$71,756
Money market funds	7,941	—	—	7,941
U.S. government and agency obligations	15,336	16	—	15,352
State and municipal agency obligations	14,582	3	—	14,585
Corporate debt	281	—	—	281

Total available-for-sale investments	$109,896	$19	$—	$109,915

Included in cash and cash equivalents	$79,697	$—	$—	$79,697
Included in current marketable securities	30,199	19	—	30,218

Total available-for-sale investments	$109,896	$19	$—	$109,915

The Company’s debt securities include U.S. government and agency obligations, corporate debt with maturities within one year and highly liquid variable rate state and municipal agency obligations with maturities greater than ten years.
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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2008:

	Quoted prices in	Significant	Significant
	active markets for	other observable	unobservable	Balance as of
	identical assets	inputs	inputs	September 26,
Assets (in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Money market funds	$8,358	$—	$—	$8,358
U.S. government and agency obligations	—	14,191	—	14,191
State and municipal agency obligations	—	14,203	—	14,203
Corporate debt	—	283	—	283

Total	$8,358	$28,677	$—	$37,035

There were no remeasurements to fair value during the three or six months ended September 26, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.
Note D — Inventories
Inventories are stated at the lower of cost or market, under which cost is determined by the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
Inventories at September 26, 2008 and March 31, 2008 consisted of:

(in thousands)	September 26, 2008	March 31, 2008
Raw materials	$9,133	$7,327
Work in process	7,275	6,950
Finished goods on consignment	17,741	18,058
Finished goods	17,862	17,605

	$52,011	$49,940

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

Property and equipment at September 26, 2008 and March 31, 2008 consisted of:

(in thousands)	September 26, 2008	March 31, 2008
Land	$259	$276
Buildings	12,850	13,909
Leasehold improvements	23,640	23,747
Furniture, fixtures and equipment	72,142	70,832
Construction in progress	32,576	20,657

	141,467	129,421
Less accumulated depreciation and amortization	(72,663)	(71,169)

	$68,804	$58,252

Intangible assets include a $5.0 million milestone payment paid to Genzyme Biopharmaceuticals in the first quarter of fiscal 2009. This milestone payment is being amortized over five years which is based on the term of the expected product life cycle of the underlying product.
Note F —Warranty Reserves
The Company offers two types of limited warranties relating to its breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally at an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. The Company’s standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. During the fourth quarter of fiscal 2007, the Company began a limited-time offer of free enrollment in its Enhanced Advantage Limited Warranty for MemoryGel™ implants implanted after February 15, 2007 in the U.S. The Company provides an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first six months of fiscal 2008, the Company recorded adjustments reducing its warranty reserves as a result of this periodic analysis in the amount of $3.2 million relating to pre-existing warranties.
Information on changes in the Company’s accrued product warranty reserves is as follows:

	Six Months Ended
(in thousands)	September 26, 2008	September 28, 2007
Beginning warranty reserves	$11,944	$14,308
Costs of warranty claims	(1,303)	(1,338)
Accruals for product warranties	1,586	2,122
Adjustments made to accruals related to pre-existing warranties	—	(3,167)

Ending warranty reserves	$12,227	$11,925

The total warranty reserve of $12.2 million as of September 26, 2008 is made up of a current portion of $2.6 million included in current liabilities and a long-term portion of $9.6 million included in “Long-term accrued liabilities” on the Company’s Consolidated Balance Sheet.

Note G — Comprehensive Income
Comprehensive income is net income adjusted for changes in unrealized gains and losses on marketable securities and foreign currency translations.
Comprehensive income for the three and six month periods ended September 26, 2008 and September 28, 2007 was:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2008	2007	2008	2007
Net income	$9,806	$9,918	$24,523	$31,656
Foreign currency translation adjustment	(10,883)	6,234	(10,613)	7,908
Unrealized gains/(losses) on marketable securities and investment activities, net	(3)	26	(44)	(14)

Comprehensive (loss) income	$(1,080)	$16,178	$13,866	$39,550

Note H — Income Taxes
The effective tax rate for the three and six months ended September 26, 2008 is different from the statutory rate primarily as a result of a $2.3 million benefit related to restructuring of our foreign operations. Also, there was an increase in the amount of foreign earnings intended to be invested indefinitely outside the United States relative to total pretax income, partially offset by the expiration of the federal research and experimentation tax credit (“R&E Credit”) on December 31, 2007.
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
During the three and six months ended September 26, 2008, the gross amount of our unrecognized tax benefits (“UTBs”) increased approximately $0.4 million and $1.0 million, respectively, as a result of tax positions taken during the current year. During the six months ended September 26, 2008, the gross amount of our UTBs decreased approximately $0.4 million related to tax positions taken in prior years. The majority of our UTBs at September 26, 2008, if recognized, would affect our effective tax rate.
As of September 26, 2008, the Company believes that it was reasonably possible that our liabilities for UTBs may decrease by $0.7 million to $0.9 million within the succeeding twelve months due to potential tax settlements as well as resolution of other issues identified during the examination process.

Note I — Earnings per Share
A reconciliation of net income as reported to net income used to calculate diluted earnings per share follows:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2008	2007	2008	2007
Net income from continuing operations: as reported	$10,140	$10,029	$25,242	$31,773
Add back after tax interest expense on convertible notes	802	802	1,604	1,604

Net income from continuing operations for numerator of diluted earnings per share	$10,942	$10,831	$26,846	$33,377

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2008	2007	2008	2007
Net loss from discontinued operations	$(334)	$(111)	$(719)	$(117)

Net income: as reported	$9,806	$9,918	$24,523	$31,656
Add back after tax interest expense on convertible notes	802	802	1,604	1,604

Net income for numerator of diluted earnings per share	$10,608	$10,720	$26,127	$33,260

A reconciliation of weighted average shares outstanding, used to calculate basic earnings per share, to weighted average shares outstanding assuming dilution, used to calculate diluted earnings per share, follows:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands, except per share data)	2008	2007	2008	2007
Weighted average outstanding shares: basic	33,520	34,044	33,496	37,237
Unvested restricted grants	362	292	350	289
Shares issuable through exercise of stock options	222	659	247	669
Shares issuable through convertible notes	5,207	5,170	5,201	5,167
Shares issuable through warrants	—	518	—	441

Weighted average outstanding shares: diluted	39,311	40,683	39,294	43,803

Basic earnings (loss) per share
Continuing operations	$0.30	$0.29	$0.75	$0.85
Discontinued operations	$(0.01)	$—	$(0.02)	$—
Basic earnings per share	$0.29	$0.29	$0.73	$0.85

Diluted earnings (loss) per share
Continuing operations	$0.28	$0.27	$0.68	$0.76
Discontinued operations	$(0.01)	$—	$(0.02)	$—
Diluted earnings per share	$0.27	$0.26	$0.66	$0.76

Employee stock options, restricted shares and performance stock units
Shares issuable under the Company’s Amended and Restated 2005 Long Term Incentive Plan, including employee stock options, restricted shares and performance stock units, may be included in the diluted earnings per share calculation using the treasury stock method. The Company would exclude the potential stock issuances in the diluted earnings per share calculation when the combined exercise price, average unamortized fair values and assumed tax benefits upon exercise are greater than the average market price for the Company’s underlying common stock as the inclusion of these shares in the diluted shares outstanding would be anti-dilutive. The total number of shares excluded based on this policy for the three month period ended September 26, 2008 and September 28, 2007, was approximately 4.0 million and 0.5 million shares, respectively, and was 4.0 million and 0.4 million shares for the six month periods ended September 26, 2008 and September 28, 2007, respectively. This calculation is performed on an instrument-by-instrument basis.
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
As described in Note L, the Company purchased a convertible note hedge and sold warrants which, in combination, have the effect of reducing the dilutive impact of the convertible subordinated notes by increasing the effective conversion price for the notes from the Company’s perspective to $38.7819. SFAS No. 128, “Earnings per Share” (“SFAS 128”), however, requires the Company to analyze the impact of the convertible note hedge and warrants on diluted earnings per share separately. As a result, the purchase of the convertible note hedge is excluded because its impact will always be anti-dilutive. SFAS 128 further requires that the impact of the sale of the warrants be computed using the treasury stock method.
For example, using the treasury stock method, if the average price of the Company’s stock during the period ended September 26, 2008 had been $38.00, $50.00 or $60.00, the shares from the warrants to be included in diluted earnings per share would have been -0-, 1.2 million and 1.8 million shares, respectively. The total maximum number of shares that could potentially be included under the warrants is approximately 5.2 million. The average share price of our stock during the quarter ended September 26, 2008 did not exceed the $38.7819 conversion price of the warrants. The impact of these warrants was that no shares were added to the diluted shares and diluted earnings per share calculation during the three and six months ended September 26, 2008.
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
The ESPP provides for a series of consecutive offering periods that are three months long commencing on each Grant Date. Offering periods commence on January 1, April 1, July 1 and October 1 of each year. During each offering period, participating employees are able to purchase shares of common stock at a purchase price equal to 95% of the fair market value of the common stock at the end of each offering period. Under terms of the ESPP, 400,000 shares of common stock have been reserved for issuance to employees. As of September 26, 2008, approximately 7,000 shares have been sold under the plan.
Long-Term Incentive Plans
The Company has two plans under which equity awards have been issued, the 1991 Stock Option Plan and the Mentor Corporation 2005 Long-Term Incentive Plan, which was amended in November 2005, September 2006, September 2007 and September 2008 (as amended, the “2005 Plan”).
Subsequent to the end of the second quarter of fiscal 2009, the shareholders approved an amendment to the 2005 Plan which, among other things, resulted in an increase in the number of shares of the Company’s common stock available for grant under the plan. The current aggregate share limit for the 2005 Plan is 10,100,000 shares.
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
The Sub-Plan provides for the grants of stock options to key employees of the Company. The exercise price for the shares subject to the options was set at a premium to the closing trading price of the Company’s common stock as reported by the New York Stock Exchange on the date of grant. The shares subject to the options will vest subject to the attainment of specified earnings per share (“EPS”) targets over the second half of fiscal 2008 and the full fiscal years 2009, 2010 and 2011. The vesting percentages are disproportionately skewed to the achievement of the EPS targets in fiscal years 2010 and 2011, and the EPS targets represent compounded growth rates that are in excess of recent EPS growth rates for the Company.
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

Stock compensation expense is recognized over the five-year vesting period of the restricted stock grants. As of September 26, 2008 there was $4.3 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 3.0 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.
The total fair value of shares vested during the six months ended September 26, 2008 and September 28, 2007 was $0.8 million and $1.5 million, respectively.
The fair value of shares of restricted stock is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding our restricted stock during the six months ended September 26, 2008 is as follows:

		Weighted-average
Nonvested shares (in thousands, except per share amounts)	Shares	grant date fair value
Nonvested at March 31, 2008	287	$46.03
Restrictions lapsed	(29)	41.84
Forfeited	(7)	48.90

Nonvested at September 26, 2008	251	$46.44

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
Options issued under the Sub-Plan are exercisable over a forty-two month period, subject to the attainment of EPS targets and expire seven years from the date of grant. They were issued with an exercise price at a premium to the fair market value on the date of grant.
Activity in the stock option plans during the six months ended September 26, 2008 was as follows:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
(in thousands, except per share amounts and years)	Options	price	life (Yrs)	value
Balance outstanding at March 31, 2008	4,638	$40.39
Granted	119	25.84
Exercised	(59)	15.92
Forfeited/expired	(32)	38.69

Balance outstanding at September 26, 2008	4,666	$40.34	6.26	$6,548

Vested and Expected to Vest at September 26, 2008	4,371	$39.93	6.22	$6,540

Exercisable at September 26, 2008	1,594	$28.15	5.29	$6,439

As of September 26, 2008, there was $5.1 million of total unrecognized compensation expense related to stock options granted under the 2005 and 1991 Plans expected to be recognized over a weighted average period of 2.6 years. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche.
Additionally, there was $25.7 million of unrecognized compensation expense related to stock options granted under the Sub-Plan which will be recognized if specified EPS targets are met. No amounts have yet been recognized related to options granted under the Sub-Plan. It is unknown how much, or when, any expense will be recognized.

At September 26, 2008, the 2005 Plan had options for 4.4 million shares granted and outstanding, and 0.1 million shares available for grant. The 1991 Plan had options for 0.2 million shares granted and outstanding at September 26, 2008. No additional options can be granted under the 1991 Plan. Subsequent to September 26, 2008, an additional 2.5 million shares were approved by the shareholders for grant under the 2005 Plan.
The weighted-average fair value of stock options granted was $6.48 and $12.44 per share for the six months ended September 26, 2008 and September 28, 2007, respectively. The total stock options granted during the six months ended September 26, 2008 and September 28, 2007 were 0.1 million and 2.4 million shares, respectively. The weighted-average fair value of stock options were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

	September 26,	September 28,
	2008	2007
Risk-free interest rate	2.8%	4.2%
Expected life (in years)	5.1	5.1
Expected volatility	34%	34%
Expected dividend yield	3.1%	1.8%
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
Vesting of the PSUs occurs entirely on March 31, 2009. Consequently, no PSUs have yet vested, no common stock has been issued and no dividends have been accrued or paid to any recipient as of September 26, 2008. The fair value of the PSUs at the date of grant is being amortized as compensation expense over the performance period. The fair value of the PSUs at the date of grant was determined using a Monte Carlo Simulation Model.
Information regarding our PSUs during the six months ended September 26, 2008 is as follows, assuming the maximum distribution under the plan:

		Fair market
		value at date
Nonvested performance stock units (in thousands)	Shares	of grant
Nonvested at March 31, 2008	302	$6,411
Forfeited	—	(2)

Nonvested at September 26, 2008	302	$6,409

As of September 26, 2008 there was $1.1 million of total unrecognized compensation expense related to nonvested shares. That expense is expected to be recognized over a weighted-average period of 6 months. The Company recognizes total compensation cost on a straight-line basis over the service period of each vesting tranche. Because no shares vested during the three months ended September 26, 2008, the total fair value of shares vested was $0.
Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six months ended September 26, 2008 and September 28, 2007, respectively:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
(in thousands)	2008	2007	2008	2007
Stock options	$1,187	$775	$2,651	$1,736
Restricted stock	855	1,305	1,832	3,003
Performance units	540	555	1,061	1,138

Total stock-based compensation expense, pre-tax	2,582	2,635	5,544	5,877
Tax benefit from stock-based compensation expense	(724)	(875)	(1,557)	(1,978)

Total stock-based compensation expense, net of tax	$1,858	$1,760	$3,987	$3,899

Note K — Share Repurchase Program
The Company has a share repurchase program, primarily to reduce the overall number of shares outstanding and to offset the dilutive effects of the Company’s employee equity compensation programs and dilution related to the Company’s convertible notes from the inclusion of contingently convertible debt in fully diluted earnings per share calculations.
On June 16, 2006, the Company entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5.0 million shares of the Company’s common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program from 3.3 million to 5.0 million shares. In the six months ended September 28, 2007, the Company purchased 3.9 million shares for a total purchase price of $157.8 million under the 2006 10b5 Plan, and the 2006 10b5 Plan terminated on June 15, 2007.
On June 18, 2007, the Company entered into a second Rule 10b5-1 stock purchase plan (the “2007 10b5 Plan”) compliant with Rule 10b-18 with Citigroup Global Markets Inc. for the purpose of repurchasing its common stock, up to a cumulative purchase price of $200 million. In connection with the entry into the 2007 10b5 Plan, the Company’s Board of Directors increased the authorized number of shares available for repurchase pursuant to the stock repurchase program by 5.0 million shares. In the six months ended September 28, 2007, the Company purchased 4.8 million shares for a total purchase price of $200 million under the 2007 10b5 Plan, and the 2007 10b5 terminated on June 17, 2008.
During the six months ended September 28, 2007, the Company repurchased an aggregate of 8.7 million shares of its common stock under the 2006 and 2007 10b5 Plans for a total of $358 million.
In addition to the share repurchases mentioned above, the Company acquired an additional 8,310 and 5,586 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the six month periods ending September 26, 2008 and September 28, 2007, respectively.

As of September 26, 2008, approximately 0.8 million shares remained authorized by the Company’s Board of Directors for future repurchase under the Company’s stock repurchase program. All shares previously repurchased under the program have been retired and are no longer deemed to be outstanding. The timing of repurchases is subject to market conditions, cash availability and the terms of any stock repurchase plan in place at that time. There is no guarantee that the remaining shares authorized for repurchase by the Board will ultimately be repurchased. The additional shares available for repurchase are subject to limitations set forth in the Company’s Credit Agreement previously entered into on May 26, 2005, amended on May 31, 2006, March 30, 2007 and further amended on September 26, 2008.
The amended Credit Agreement permits the repurchase of up to $400 million of equity securities, a portion of which was utilized in the repurchases described above, leaving a remaining amount of $31.4 million as of September 26, 2008. In addition, after the $400 million is utilized for such repurchases, the Company may repurchase during any four consecutive quarters additional equity securities in an amount limited to the Company’s consolidated net income, less dividends paid, for the preceding four quarters. See Note M — “Short Term Bank Borrowings” for additional information on the Credit Agreement.
Note L — Long Term Debt
On December 22, 2003, the Company completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at 2 3/4% per annum and are convertible into shares of the Company’s common stock at an adjusted conversion price of $28.8094 per share and are subordinated to all existing and future senior debt.
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
At an initial conversion price of $29.289, each $1,000 principal amount of notes was convertible into 34.1425 shares of common stock. As a result of the Company’s dividend increases, the conversion price has been adjusted to $28.8094, and each $1,000 principal amount will be convertible into 34.7108 shares of common stock.
The holders of the notes may redeem all or part of the notes for cash on January 1, 2009 at a price equal to 100.25% of the principle amount of the notes being redeemed, plus accrued interest. In September 2008, the Company’s Credit Agreement was amended and extended through October 31, 2009 (see further discussion of our Credit Agreement in Note M — Short Term Bank Borrowings). Based on the Company’s intent to utilize the credit facility to refinance the notes if required, the notes have been classified as long term in the accompanying consolidated balance sheets.

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
Concurrent with the issuance of the notes, the Company also issued warrants to Credit Suisse First Boston LLC. The warrants are European-style call warrants, which also expire on January 1, 2009. The holder of the warrants is entitled to purchase 5.2 million shares of the Company’s common stock at $38.7819. The number of shares and exercise price of the warrants are subject to adjustment from time to time in a similar manner to the convertible notes.
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
On July 2, 2007, the Company acquired all of the outstanding shares of Perouse Plastie SAS, including the assumption of approximately €3.0 million in net debt. The debt consists primarily of installment loans with an average term of 5 years and a weighted average interest rate of 3.4%. Approximately €0.9 million, or $1.3 million, is currently outstanding, of which $0.7 million is considered long term. The loans may be repaid at any time, subject to certain notice requirements of the lenders. See Note Q for further information regarding this acquisition.
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

During the quarter ended June 28, 2006, the Company entered into an Amendment to the Credit Agreement to permit the Company to consummate the sale of its surgical urology and clinical and consumer health care segments. Additionally, the amendment released urology subsidiaries as guarantors, released the pledges of the capital stock of urology subsidiaries, modified the minimum EBITDA, modified certain covenants restricting the Company to enter into certain investments, incur indebtedness and increased the amount of its equity securities the Company is allowed to repurchase.
On March 30, 2007, the Company amended the Credit Agreement a second time. The amendment permits the Company to declare or pay annual dividends up to $0.90 per share and repurchase up to an aggregate of $400 million worth of its common stock after March 30, 2007.
On September 26, 2008, prior to the expiration of the Credit Agreement on September 30, 2008, the Company amended the Credit Agreement a third time. Among other things, the third amendment (i) extends the maturity date of the Credit Agreement by up to thirteen (13) months (up to October 31, 2009), (ii) provides for continuation of the Credit Agreement upon consummation of the Company’s proposed reorganization into a holding company structure, (iii) requires Mentor International Holdings, Inc. to execute and deliver a Guaranty of the Secured Obligations upon consummation of such proposed reorganization, (iv) amends an Adjusted Consolidated EBITDA covenant and adds a liquidity covenant, (v) permits use of proceeds from the Loans and Letters of Agreement to prepay or repay Subordinated Indebtedness under the Subordinated Notes, and (vi) revises the Applicable Rate and the Commitment Fee for each of four Pricing Levels.
The Company has one standby letter of credit totaling $0.4 million outstanding which is secured by the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 26, 2008, only $199 million was available for borrowings. On October 28, 2008, the Company drew down $150 million under the Credit Agreement in preparation for repayment of its convertible notes.
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
The Credit Agreement imposes certain financial and operational restrictions on the Company and its subsidiaries, including financial covenants that require the Company to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, minimum four fiscal quarter EBITDA, a minimum fixed charge ratio of greater than 1.25 to 1.00, and a minimum cash and available credit amount. The covenants also restrict the Company’s ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in its representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults. If an event of default occurs and is continuing, the commitments under the Credit Agreement may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of September 26, 2008, all covenants and restrictions had been satisfied.

Other Financing
On October 4, 2005, Mentor Medical Systems B.V., (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation, entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to five years. Up to €10 million of the Facility may be drawn in the form of U.S. Dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. As of September 26, 2008, there was no outstanding balance under the Facility, and accordingly, $17.0 million was available for borrowing.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1. The Facility also contains customary events of default, including cross default and material or adverse change provisions. If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable. As of September 26, 2008, all covenants and restrictions were satisfied.
Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV is obligated to pay, over the ten year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances. Fees are payable quarterly in arrears.
At September 26, 2008 and March 31, 2008, there was approximately $0.6 million and $0.9 million, respectively, in short term debt outstanding. A total of $216.6 million was available under all lines of credit at September 26, 2008, and approximately $218.8 million was available under all lines of credit at March 31, 2008. On October 28, 2008, the Company drew down $150.0 million under the Credit Agreement.
Note N — Discontinued Operations
In May 2006, the Company executed a definitive agreement for the sale of the Company’s surgical urology and clinical and consumer healthcare business segments to Coloplast for $463 million, of which $456 million was in cash and $7 million in non-cash consideration consisting of an indemnification by Coloplast to Mentor related to certain foreign tax credits. The sale was completed on June 2, 2006. Operations associated with these discontinued segments and other former businesses have been classified as income from discontinued operations in the accompanying consolidated statements of income, and cash flows associated with these segments are included in cash flows from discontinued operations in the consolidated statements of cash flows. Net cash used in discontinued operations for the six months ended September 26, 2008 and September 28, 2007, was $0.7 million and $0.1 million, respectively.
For the six months ending September 26, 2008 and September 28, 2007, loss before income taxes from discontinued operations was $1.2 million and $0.2 million, respectively.

Note O — Postretirement Benefit Plan
The Company’s Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. The Company matches contributions up to a specified percentage of each employee’s compensation. Charges against income for the matching contributions were $1.0 million and $0.6 million for the six month periods ending September 26, 2008 and September 28, 2007, respectively.
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
The Company carries product liability insurance on all its products. This insurance is subject to certain self-insured retention and other limits of the policy, exclusions and deductibles that the Company believes to be appropriate. The Company had established reserves of $1.9 million and $2.4 million at September 26, 2008 and March 31, 2008, respectively, for product-related claims to the extent that those claims may result in settlements or judgments within its self-insured retention limits. In addition, the Company had established additional reserves for its continuing operations of $5.0 million and $4.5 million at September 26, 2008 and March 31, 2008, respectively, through its wholly-owned captive insurance subsidiary based on actuarially determined estimates and taking the Company’s excess insurance coverage into account. Those reserves were actuarially determined based on historical information, trends and certain assumptions about future claims and are primarily for claims that have been asserted. Should actual product liability experience differ from the estimates and assumptions used to develop these reserves, subsequent changes in these reserves will be recorded in selling, general and administrative expenses or discontinued operations and may affect the Company’s operating results in future periods.
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
Of the $8.4 million in other long-term liabilities, $5.5 million was the long-term portion of deferred taxes related to the intangibles acquired. The remaining $2.9 million was the long-term portion of capital lease obligations and outstanding bank loans assumed.
Note R — Capital Lease Obligations
The Company’s manufacturing, warehousing and administrative offices in Bornel, France are leased under a non-cancelable lease classified as a capital lease. Leased property under the capital lease as of September 26, 2008 and March 31, 2008, net of $0.2 million and $0.1 million of accumulated amortization, respectively, totals $1.2 million and $1.3 million, respectively, and is included as part of “Property and equipment, net” in the Company’s consolidated balance sheets.

As of September 26, 2008, approximately $0.1 million and $0.9 million of capital lease obligations are included in “Other” current liabilities and “Long-term accrued liabilities”, respectively, in the Company’s consolidated balance sheets. As of March 31, 2008, approximately $0.1 million and $1.1 million of capital lease obligations are included in “Other” current liabilities and “Long-term accrued liabilities”, respectively, in the Company’s consolidated balance sheets. As of September 26, 2008, the lease obligation has a remaining term of 8.0 years and a weighted average interest rate of 6.3%.
Note S — Subsequent Event
On October 28, 2008, the Company drew down $150 million under the Credit Agreement in preparation for the repayment of its convertible notes. For further information regarding the terms of borrowings under the Credit Agreement, see Note M of notes to the consolidated financial statements.
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
Various statements in this Report, in future filings by us with the SEC, in our press releases and in our oral statements made by or with the approval of authorized personnel, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “believe,” “will,” “seek,” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth in Part II under “Item 1A -Risk Factors” or elsewhere in this Report. Forward-looking statements include statements regarding, among other things:
•	our anticipated operating results for fiscal year 2009, including the impact of the economy;

•	our expectations regarding future developments in the markets in which we compete and intend to compete;

•	our anticipated growth strategies;

•	our intention to introduce or seek approval for new products;

•	our ability to continue to meet United States Food and Drug Administration (“FDA”) and other regulatory requirements;

•	our anticipated outcomes of regulatory reviews;

•	our anticipated outcomes of litigation; and

•	our ability to replace sources of supply without disruption and regulatory delay.

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
We are headquartered in Santa Barbara, California, with manufacturing and research operations in the United States, the Netherlands, France and Mauritius and employ approximately 1,250 people around the world as of September 26, 2008.  We purchase finished products and certain raw material components from third party manufacturers and suppliers.  Our cost of goods sold represents raw materials, labor and overhead, the cost of third party finished products, freight expense, royalties, amortization of certain intangibles, and the cost associated with our product warranty programs.  Gross margins may fluctuate from period to period due to a variety of factors, including changes in the selling prices of our products, the mix of products sold, changes in the cost of third party finished products, raw materials, labor and overhead, fluctuations in foreign currency exchange rates, changes in warranty costs and warranty reserves, the purchase accounting treatment of acquired inventory, amortization and changes in manufacturing processes and yields.
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
Perouse Acquisition
On July 2, 2007 we purchased all of the outstanding shares of Perouse Plastie SAS (“Perouse”). Perouse is an international breast implant manufacturer based in France that supplies a complete range of breast aesthetics products, primarily for the European and Latin American markets. We paid $53.4 million in cash (net of cash acquired) in the second quarter of fiscal 2008. In addition, we incurred approximately $0.5 million in acquisition costs and paid a net working capital adjustment of $0.2 million in the first quarter of fiscal 2009, bringing the total purchase price to $54.1 million.
Important Factors
Management currently considers the following events, trends and uncertainties to be important to understanding our financial condition and operating performance:
•	The performance of the worldwide economy has impacted the demand for our products in fiscal 2009, and continued weakness could put added pressure on our revenue growth, profitability, levels of accounts receivable, inventory and financial position;
•	We are in the midst of a transition in the U.S. from saline breast implants to MemoryGel breast implants that we expect will continue over a several year period with potentially uneven rates of change that could cause revenues and profits to fluctuate quarter to quarter; and
•	We are committed to investing in the i) marketing of existing products and ii) development and marketing of new aesthetics products to expand our product portfolio, which may have the effect in the short term of increasing our expenses faster than our revenues are anticipated to increase.
Our focus in fiscal year 2009 has been and will be on those activities within the aesthetics business that we can influence and control, including the following:
•	competing to grow U.S. breast aesthetics market share through targeted marketing programs;
•	supporting the continued transition in the U.S. from saline breast implants to MemoryGel breast implants;
•	continuing our entry in the U.S. dermal filler market with Prevelle Silk;
•	continuing our international breast aesthetics growth strategy by leveraging the Perouse acquisition and leveraging our investment in management and marketing infrastructure; and
•	investing in research and development programs to expand our product portfolio and create incremental product bundling opportunities that will allow us to better serve customers.

Recent Events
On October 1, 2008 we announced the completion of the first of three Phase 3 clinical trials with our purified botulinum Type A neurotoxin (Purtox®) for the reduction of glabeller rhytides (frown lines).
On October 28, 2008, we drew down $150 million under the Credit Agreement in preparation for the repayment of our convertible notes. For further information regarding the terms of borrowings under the Credit Agreement, see Note M of notes to the consolidated financial statements.
During October 2008, we closed enrollment to our MemoryGel™ silicone gel-filled breast implants post-approval study, having reached our target of 42,900 patients required by the PMA post-approval conditions.
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
Warranty Reserves
We offer two types of limited warranties relating to our breast implants in the United States and Canada: a standard limited warranty which is offered at no additional charge and an enhanced limited warranty, generally sold for an additional charge of $100 in the U.S. ($100 CAD in Canada), both of which provide limited financial assistance in the event of a deflation or rupture and free product replacement. Our standard limited warranty is also offered in certain European and other international countries for silicone gel-filled breast implants. As a competitive market response to offers made by our primary competitor as a result of the silicone gel breast implant post approval environment in the U.S., during the fourth quarter of fiscal 2007, we began a limited-time offer of free enrollment in our Enhanced Advantage Breast Implant Limited Warranty for MemoryGel™ implants implanted after February 15, 2007. We provide an accrual for the estimated cost of the standard and/or free limited breast implant warranties at the time revenue is recognized. The cost of the enhanced limited warranty, when sold at an additional charge to the patient, is recognized as costs are incurred. Costs related to warranties are recorded in cost of sales. The accrual for the standard and/or free limited warranty is based on estimates, which are based on relevant factors such as unit sales, historical experience, the limited warranty period, estimated costs, and information developed using actuarial techniques. The accrual is analyzed periodically for adequacy. During the first and second quarters of fiscal 2008, we recorded adjustments reducing our warranty reserves as a result of this periodic analysis in the amount of $2.9 million and $0.3 million, respectively, relating to pre-existing warranties.
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
Effective April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers only for tax positions that meet the more likely than not recognition criteria. We record a liability for unrecognized tax benefits from uncertain tax positions as discrete tax adjustments in the first interim period that the more likely than not threshold is not met. Due to the inherent risks in the estimates and assumptions used in determining the sustainability of our tax positions and in the measurement of the related tax, our provision for income taxes and our effective tax rate may vary significantly from our estimates and from amounts reported in future or prior periods. We discuss this change in accounting principle and its effect on our consolidated financial statements in Note H of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth certain data from the Consolidated Statements of Income expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.3	29.8	28.9	25.8

Gross profit	69.7	70.2	71.1	74.2
Selling, general and administrative expense	45.0	39.1	42.6	38.4
Research and development expense	12.9	14.3	11.5	12.4

Operating income	11.8	16.8	17.0	23.4
Interest expense	(1.6)	(1.7)	(1.5)	(1.6)
Interest income	0.6	1.6	0.6	3.4
Other income (expense), net	1.8	(0.8)	0.8	(0.5)

Income from continuing operations before income taxes	12.6	15.9	16.9	24.7
Income taxes	0.6	4.1	3.6	7.1

Net income from continuing operations	12.0	11.8	13.3	17.6

Loss from discontinued operations	(0.4)	(0.1)	(0.4)	(0.1)
Loss on sale of discontinued operations	—	(0.1)	—	—

Net income	11.6%	11.6%	12.9%	17.5%

For the three month period ended September 26, 2008 compared to the three month period ended September 28, 2007
Net Sales
Net sales for the three month period ended September 26, 2008 decreased 1% to $84.5 million, compared to $85.4 million for the comparable period in the prior year.  Foreign exchange rate movements, primarily the stronger Euro over the same quarter in the prior year had a favorable year-to-year impact on sales of $1.0 million. The decrease in net sales was primarily the result of a 2% decrease in total sales of breast aesthetics products to $74.4 million for the quarter from $75.7 million for the same period in the prior year.  We saw an overall decline in unit sales of breast implant products of approximately 10%. The unit volume decline was partially offset by higher average selling prices as we continue to experience conversion from saline to MemoryGel breast implants. In addition, reconstruction product sales grew in all markets. Net sales of body contouring products were $3.4 million for the current quarter, compared to $3.7 million in the second quarter of fiscal 2008. Other aesthetic products sales were $6.7 million for the quarter, compared to $6.1 million in the same period in the prior year due in part to increased revenue from our facial aesthetics products, including sales of our dermal fillers.

Cost of Sales and Gross Profit
Gross profit was $58.9 million for the second quarter of fiscal 2009, compared to $59.9 million for the second quarter of fiscal 2008. The gross profit percentage decreased to 69.7% of net sales for the second quarter of fiscal 2008 compared to 70.2% for the same period in the prior year. The current year gross margin percentage was impacted by lower production volumes, manufacturing support costs and inventory reserves. The second quarter of last year included a $1.4 million charge for the “step-up” valuation of inventory associated with the Perouse acquisition.
Selling, General and Administrative
Selling, general and administrative expenses increased to $38.0 million, or 45.0% of net sales, for the second quarter of fiscal 2009, compared to $33.4 million, or 39.1% of net sales, in the comparable period in the prior year.  The increase over the prior year primarily relates to higher costs associated with domestic and international marketing infrastructure and programs, partly offset by lower incentive compensation. The second quarter of fiscal year 2009 includes approximately $1.5 million in expense related to a potential strategic opportunity.
Research and Development
Research and development expense was $10.9 million, or 12.9% of net sales, for the second quarter of fiscal 2009, compared to the $12.2 million or 14.3% of net sales reported in the comparable period last year.  This change was primarily due to lower post-approval study costs and lower spending for our dermal filler development program with Genzyme.
Interest and Other Income (Expense)
Interest expense was $1.3 million and $1.4 million for the second quarter of fiscal 2009 and 2008, respectively.  These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $0.9 million to $0.5 million for the second quarter of fiscal 2009, compared to $1.4 million in the comparable period in the prior year, as a result of lower cash and marketable securities balances in the current period, due mainly to our stock buyback program in fiscal 2008.
Other income (expense) was $1.5 million and $(0.7) million for the second quarter of fiscal 2009 and 2008, respectively, primarily related to foreign currency gains and losses.
Income Taxes
Our effective tax rate for the three months ended September 26, 2008 was 5.2%, compared with 26.0% for the same period last year. The decrease in our effective tax rate for the three months ended September 26, 2008 compared to the three months ended September 28, 2007 was primarily due to a $2.3 million benefit related to the restructuring of our foreign operations. Also, there was an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States relative to total pretax income, partially offset by the expiration of the federal research and experimentation tax credit (“R&E Credit”) on December 31, 2007.
See Note H, “Income Taxes” to the Consolidated Financial Statements for further discussion.

Income, Net of Income Taxes and Earnings per Share from Continuing Operations
Income from continuing operations was $10.1 million and $10.0 million for the three months ended September 26, 2008 and September 28, 2007, respectively. Basic earnings per share were $0.30 and $0.29 for these same respective periods. Diluted earnings per share were $0.28 and $0.27 for these same respective periods.
Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast A/S on June 2, 2006. For the three months ended September 26, 2008, we had a loss from discontinued operations, net of income taxes, of $0.3 million compared to a loss from discontinued operations, net of income taxes, of $0.1 million for the three months ended September 28, 2007. For further details regarding discontinued operations, see Note N of the Notes to Consolidated Financial Statements.
For the six month period ended September 26, 2008 compared to the six month period ended September 28, 2007
Net Sales
Net sales for the six month period ended September 26, 2008 increased 5% to $190.0 million, compared to $181.0 million for the comparable period in the prior year.  Foreign exchange rate movements, primarily the stronger Euro and Canadian Dollar over the same period in the prior year had a favorable year-to-year impact on sales of $2.6 million. The increase in net sales was primarily the result of a 5% increase in total sales of breast aesthetics products to $168.3 million for the first six months of fiscal 2009 from $160.9 million for the same period in the prior year, primarily due to higher sales of our MemoryGel products which carry higher sales prices, growth in our breast implant sales in international markets and higher sales of reconstruction products across all markets.  It should be noted that Perouse sales are included for six months in fiscal 2009 versus three months in fiscal 2008. We experienced overall growth in unit sales of breast implant products of approximately 7%. We anticipate that our breast aesthetics sales in the remainder of fiscal 2009 will be driven by existing products. Net sales of body contouring products were $7.1 million for the first six months of fiscal 2009 compared to $7.7 million in the first six months of fiscal 2008. Other aesthetic products sales increased 18% to $14.5 million for the first six months of fiscal 2009, from $12.3 million for the same period in the prior year due in part to increased revenue from our facial aesthetics products, including sales of our dermal fillers and $1.1 million related to Perouse products. We expect net sales in the range of $355 million to $370 million for the full fiscal year 2009.
Cost of Sales and Gross Profit
Gross profit was $135.0 million for the first six months of fiscal 2009 compared to $134.3 million for the first six months of fiscal 2008. The gross profit percentage decreased to 71.1% of net sales for the first six months of fiscal 2009 compared to 74.2% for the same period in the prior year. The current year gross margin percentage decreased primarily due to unfavorable mix from our international/Perouse businesses, lower manufacturing volumes, inventory reserves and support costs. Prior year gross margin was favorably impacted by a non-recurring adjustment related to the product warranty accrual of $3.2 million, partly offset by an inventory valuation adjustment. Fiscal year 2008 includes a $1.4 million charge for the “step-up” valuation of inventory associated with the Perouse acquisition.

Selling, General and Administrative
Selling, general and administrative expenses increased to $81.0 million, or 42.6% of net sales, for the first six months of fiscal 2009, compared to $69.4 million, or 38.4% of net sales, in the comparable period in the prior year.  The increase over last year primarily relates to higher costs associated with domestic and international marketing infrastructure and programs, the post-acquisition costs of the Perouse organization and $1.9 million in expense related to a potential strategic opportunity, partly offset by lower incentive compensation. The increase was also partially offset by favorable changes in the product liability reserve of $0.4 million and an adjustment to a previously estimated compensation accrual of $0.6 million.
Research and Development
Research and development expense was $21.9 million, or 11.5% of net sales, for the first six months of fiscal 2009, compared to the $22.5 million or 12.4% of net sales reported in the comparable period last year.  This change was primarily due to lower post-approval study costs and lower spending for our dermal filler development program with Genzyme, partially offset by increases in development costs related to our botulinum toxin program.
Interest and Other Income (Expense)
Interest expense was $2.8 million and $2.9 million for the first six months of fiscal 2009 and 2008, respectively.  These costs included interest on our $150 million convertible subordinated notes at 2 3/4% issued in December 2003, commitment fees on our credit facilities and amortization of debt issuance costs.
Interest income decreased $5.0 million to $1.1 million for the first six months of fiscal 2009, compared to $6.1 million in the comparable period in the prior year, as a result of lower cash and marketable securities balances in the current period, due mainly to our stock buyback program in fiscal 2008.
Other income (expense) was $1.6 million and $(1.0) million for the first six months of fiscal 2009 and 2008, respectively, primarily related to foreign currency gains and losses.
Income Taxes
Our effective tax rate for the first six months of fiscal 2009 was 21.2%, compared with 28.7% for the comparable period last year. The decrease in our effective tax rate for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily due to a $2.3 million benefit related to the restructuring of our foreign operations. Also, there was an increase in the amount of foreign earnings intended to be invested indefinitely outside of the United States relative to total pretax income, partially offset by the expiration of the federal research and experimentation tax credit (“R&E Credit”) on December 31, 2007.
See Note H, “Income Taxes” to the Consolidated Financial Statements for further discussion.
Income, Net of Income Taxes and Earnings per Share from Continuing Operations
Income from continuing operations was $25.2 million and $31.8 million for the six months ended September 26, 2008 and September 28, 2007, respectively. Basic earnings per share were $0.75 and $0.85 for these same respective periods. Diluted earnings per share were $0.68 and $0.76 for these same respective periods. We expect diluted earnings per share in the range of $1.10 to $1.20 for the full fiscal year 2009.

Loss from Discontinued Operations, Net of Income Taxes
Loss from discontinued operations, net of income taxes, includes the results of our former surgical urology and clinical and consumer healthcare business segments, which were sold to Coloplast A/S on June 2, 2006. For the six months ended September 26, 2008, we had a loss from discontinued operations, net of income taxes, of $0.7 million compared to a loss from discontinued operations, net of income taxes, of $0.1 million for the six months ended September 28, 2007. For further details regarding discontinued operations, see Note N of the Notes to Consolidated Financial Statements.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities and from the exercise of employee stock options have been our primary recurring sources of funds. As of September 26, 2008, we had cash, cash equivalents and short-term marketable securities of $97.8 million, a decrease of $12.1 million from $109.9 million as of March 31, 2008. The principal components of the decrease in cash, cash equivalents and marketable securities were $22.6 million used for capital expenditures and $13.5 million in dividends paid, offset by cash generated from operating activities of continuing operations of $25.3 million.
We invest excess cash in interest bearing bank deposits and marketable securities that are highly liquid, of high-quality investment grade, and which have varying maturities.  Our short-term marketable securities consist primarily of money market funds, state and municipal government obligations, U.S. government agency obligations, and investment-grade corporate obligations, including commercial paper. None of our investments include auction rate securities.
The following table summarizes our cash, cash equivalents and marketable securities for the periods noted:

(in thousands)	September 26, 2008	March 31, 2008
Cash and cash equivalents	$69,135	$79,697
Marketable securities	28,677	30,218

Total cash, cash equivalents and marketable securities	$97,812	$109,915

Percentage of total assets	22%	25%
Cash Flow Changes
The following table summarizes our cash flow activity:

	Six Months Ended
(in thousands)	September 26, 2008	September 28, 2007
Net cash provided by continuing operating activities	$25,270	$44,239
Net cash (used for) provided by continuing investing activities	(20,989)	14,973
Net cash used for continuing financing activities	(13,801)	(369,385)
Net cash used for discontinued operations	(719)	(117)
Effect of currency exchange rates on cash and cash equivalents	(323)	978

Decrease in cash and cash equivalents	$(10,562)	$(309,312)

Cash Provided by Operating Activities of Continuing Operations
Cash provided by operating activities of continuing operations of $25.3 million and $44.2 million for the six months ended September 26, 2008 and September 28, 2007, respectively, was due in part to the net impact of non-cash charges to income from continuing operations.  Non-cash charges primarily included non-cash compensation, depreciation, amortization and deferred income taxes. For the six months ended September 26, 2008, operating cash flows were negatively impacted in the amount of $14.8 million by changes in working capital. For the six months ended September 28, 2007, operating cash flows were positively impacted in the amount of $2.6 million by changes in working capital balances. Our working capital was $169.1 million at September 26, 2008, and $171.9 million at March 31, 2008.
Cash (Used for) Provided By Investing Activities of Continuing Operations
Historically, cash used for investing activities of continuing operations has been primarily attributable to purchases and sales of marketable debt and equity securities, as well as capital expenditures on property and equipment and intangibles.  For the six months ended September 26, 2008, total cash used for investing activities of continuing operations was $21.0 million, primarily related to capital expenditures of $22.6 million, partially offset by net sales of marketable securities of $1.8 million. For the six months ended September 28, 2007, total cash provided by investing activities of continuing operations was $15.0 million, primarily related to net sales of marketable securities of $76.1 million, partially offset by $53.4 million used for the acquisition of Perouse and $7.7 million for capital expenditures.  We anticipate our capital expenditures to total approximately $30 million to $40 million in fiscal 2009, as we will continue to invest in our new botulinum toxin manufacturing plant, facility improvements, software to support our manufacturing processes, production equipment and milestone payments.
Cash Used for Discontinued Operations
Cash used for discontinued operations was $0.7 million for the six months ended September 26, 2008 and $0.1 million for the six months ended September 28, 2007.
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
On June 16, 2006, we entered into a stock purchase plan with Citigroup Global Markets Inc. for the purpose of repurchasing up to 5.0 million shares of our common stock, up to a cumulative purchase price of $166 million, under a Rule 10b5-1 Plan (the “2006 10b5 Plan”) compliant with Rule 10b-18. In connection with the entry into the 2006 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program from 3.3 million to 5.0 million shares. In the six months ended September 28, 2007, we repurchased 3.9 million shares for a total purchase price of $157.8 million under the 2006 10b5 Plan. The 2006 10b5 Plan terminated on June 15, 2007.

On June 18, 2007, we entered into a second stock purchase plan (the “2007 10b5 Plan”) with Citigroup Global Markets Inc. for the purpose of repurchasing our common stock, up to a cumulative purchase price of $200 million, under another Rule 10b5-1 Plan compliant with Rule 10b-18. In connection with the entry into the 2007 10b5 Plan, our Board of Directors increased the authorized number of shares available for repurchase pursuant to our stock repurchase program by 5.0 million shares. In the six months ended September 28, 2007, we repurchased 4.8 million shares of our common stock under the 2007 10b5 Plan for a total purchase price of $200 million. The 2007 10b5 Plan terminated on June 17, 2008.
We acquired 8,310 shares for the payment of minimum required withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants during the six months ended September 26, 2008.
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
We receive cash from the exercise of employee stock options and purchases under our employee stock purchase plan (“ESPP”).  Employee stock option exercises and ESPP purchases provided $1.0 million and $4.2 million of cash in the six months ended September 26, 2008 and September 28, 2007, respectively.  Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the market value of our common stock relative to the exercise price of such options.
Financing Arrangements
Senior Credit Facility
On May 26, 2005, we entered into a three-year Credit Agreement (“Credit Agreement”) that provides us with a $200 million senior revolving credit facility, subject to a $20 million sublimit for the issuance of standby and commercial letters of credit, a $10 million sublimit for swing line loans, and a $50 million alternative currency sublimit. At our election and subject to lender approval, the amount available for borrowings under the Credit Agreement may be increased by an additional $50 million. Funds are available under the Credit Agreement to finance permitted acquisitions, stock repurchases up to certain dollar limitations, and for other general corporate purposes. We have one standby letter of credit for $0.4 million outstanding under the Credit Agreement. Accordingly, although there were no borrowings outstanding under the Credit Agreement at September 26, 2008, only $199 million was available for borrowings.  On October 28, 2008, we drew down $150 million under the Credit Agreement in preparation for the repayment of our convertible notes.
On May 31, 2006, we amended the Credit Agreement to permit the consummation of the sale of our urology business.  Additionally, the amendment modified the minimum Adjusted Consolidated EBITDA covenant that we are required to comply with under the terms of the Credit Agreement.  The amendment also amended certain negative covenants contained in the Credit Agreement, including amendments to the covenants restricting our ability to make investments and incur indebtedness and an amendment increasing the amount of our equity securities that we are permitted to repurchase. On March 30, 2007, we entered into a second amendment to the credit agreement to set the maximum amount of cash dividends per share that we can declare or pay in any four consecutive quarters. The second amendment also increased the amount of our common shares and other equity interests we could repurchase. The Credit Agreement was amended a third time in September 2008 to extend the facility through October 2009. The third amendment also modified the Adjusted Consolidated EDITDA requirement and contains minimum cash and available credit requirements. Interest on borrowings (other than swing line loans and alternative currency loans) under the Credit Agreement is at a variable rate that is calculated, at our option, at the prime rate, or a Eurocurrency rate for deposits denominated in U.S. dollars plus an additional percentage that varies between 1.25% and 2.00%, depending on our senior leverage ratio at the time of the borrowing. Swing line loans bear interest at the prime rate. Alternative currency loans bear interest at the Eurocurrency rate for deposits denominated in the applicable currency plus the same additional percentage. In addition, we paid certain fees to the lenders to initiate the Credit Agreement and pay an unused commitment fee based on our senior leverage ratio and unborrowed lender commitments.

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
The Credit Agreement imposes certain financial and operational restrictions, including financial covenants that require us to maintain a maximum consolidated funded debt leverage ratio of not greater than 4.00 to 1.00, a senior funded debt ratio of not greater than 2.50 to 1.00, a minimum four fiscal quarter adjusted EBITDA, a minimum fixed charge ratio of greater than 1.25 to 1.00, and a minimum cash and available credit amount. The covenants also restrict our ability, among other things, to make certain investments, incur certain types of indebtedness or liens, make acquisitions in excess of $20 million except in compliance with certain criteria, and repurchase shares of common stock, pay dividends or dispose of assets above specified thresholds. The Credit Agreement also contains customary events of default, including payment defaults, material inaccuracies in our representations and warranties, covenant defaults, bankruptcy and involuntary proceedings, monetary judgment defaults in excess of specified amounts, cross-defaults to certain other agreements, change of control, and ERISA defaults.
Other Financing
In October 2005, Mentor Medical Systems B.V. (“Mentor BV”), a wholly-owned subsidiary of Mentor Corporation entered into a Loan and Overdraft Facility (the “Facility”) with Cooperative RaboBank Leiden, Leiderdorp en Oestgstgeest U.A. (“RaboBank”).
The Facility provides Mentor BV with an initial €15 million loan and overdraft facility, which began decreasing by €375,000 quarterly in September 2006. Under the Facility, Mentor BV may borrow up to €12.5 million in fixed amount advances, with terms of three to six months, and a further sublimit of up to €5 million of loans in fixed amount advances with a term of up to 5 years. Up to €10 million of the Facility may be drawn in the form of U.S. dollars. Funds under the Facility are available to Mentor BV to finance certain dividend payments to Mentor Corporation and for other normal business purposes. Accordingly, $17.0 million was available under this facility at September 26, 2008.
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
The Facility imposes certain financial and operational restrictions on Mentor BV, including financial covenants that require Mentor BV and Mentor Medical Systems CV to maintain a minimum combined defined solvency ratio, a maximum combined debt leverage ratio of not greater than 4 to 1, a senior funded debt ratio of not greater than 2.5 to 1, minimum quarterly operational results, and a minimum interest coverage ratio of greater than 5 to 1.  The Facility also contains customary events of default, including cross default and material or adverse change provisions.  If an event of default occurs, the commitments under the Facility may be terminated and the principal amount and all accrued but unpaid interest and other amounts owed thereunder may be declared immediately due and payable.  As of September 26, 2008, all covenants and restrictions had been satisfied. Mentor BV paid €15,000 in certain fees to the RaboBank upon entry into the Facility, and Mentor BV will be obligated to pay, over the 10 year term of the Facility, a commitment fee of 0.25% of the committed and unborrowed balances.  Fees are payable quarterly in arrears.

On July 2, 2007 we acquired all of the outstanding shares of Perouse Plastie, SAS, including the assumption of approximately €3.0 million in net debt. Approximately €0.9 million, or $1.3 million, is currently outstanding, of which $0.6 million is current and $0.7 million is long term. The debt consists primarily of installment loans with an average term of 5 years and a weighted average interest rate of 3.4%.
At September 26, 2008, we had approximately $0.6 million in short term borrowings and $0.7 million in long term debt outstanding.  The total amount of additional borrowings available to us under all lines of credit was $216.6 million at September 26, 2008 and $218.8 million at March 31, 2008. On October 28, 2008, we drew down $150 million under the Credit Agreement in preparation for the repayment of our convertible notes.
Convertible Subordinated Notes
On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024, pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2 3/4% per annum and are convertible into shares of our common stock at an initial conversion price of $29.289 per share and are subordinated to all existing and future senior debt. As a result of our dividend increase the conversion price has been adjusted to $28.8094 and each $1,000 principal amount will be convertible into 34.7108 shares of common stock. If the market price of our stock remains below $28.8094 per share as of the next “put” date, January 1, 2009, it is likely that the bondholders will exercise their “put” option, requiring us to pay them in excess of $150 million in cash for the value of their bonds on that date.
The holders of the notes may redeem all or part of the notes for cash on January 1, 2009 at a price equal to 100.25% of the principle amount of the notes being redeemed, plus accrued interest. On September 26, 2008, we amended our Credit Agreement to among other things, extend the term through October 31, 2009 (see further discussion of our Credit Agreement in Note M – Short Term Bank Borrowings). Based on our intent to utilize the credit facility to refinance the notes if required, the notes have been classified as long term in the accompanying consolidated balance sheets.
Concurrent with the issuance of the convertible subordinated notes, we entered into convertible bond hedge and warrants transactions with respect to our common stock, the exposure for which is held by Credit Suisse First Boston LLC for a net cash payment of $18.5 million.  Both the bond hedge and the warrants transactions may be settled at our option either in cash or net shares and expire January 1, 2009.  The convertible bond hedge and warrants transactions combined are intended to reduce the potential dilution from conversion of the notes by effectively increasing the conversion price per share, from our perspective, to approximately $38.7819.
The warrant holder also has the right to purchase 5.2 million shares when the share price of our common stock as quoted on the NYSE exceeds the current exercise price of $38.7819 per share.
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
We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2008, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2008.
Further, management has determined that there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
We have been served with various lawsuits filed against us in several jurisdictions related to ObTape, an implantable product used to treat female urinary incontinence that was sold by us through our discontinued urology business between 2003 and 2006.  The lawsuits were filed between April 13, 2006 and October 14, 2008.  These complaints, filed on behalf of patients who were implanted with ObTape, assert product liability and other claims and seek compensatory damages in unspecified amounts and, in some cases, seek punitive damages.  We deny the allegations and regard them as without merit, and we intend to defend the lawsuits vigorously.  Management is unable to determine the financial statement impact, if any, of these legal proceedings.
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
Our compliance with these FDA-mandated post-approval conditions, including changes to our post-approval study protocol effective April 2007, is dependent upon the cooperation of physicians and patients. If we are unable to gain and maintain that cooperation, there may be an adverse effect on our ability to comply with the post-approval conditions. In connection with complying with the post-approval conditions, we could incur significant unanticipated expenses, including costs to gain ongoing physician and patient cooperation and costs of post-market patient monitoring and data collection activities, which would have a material adverse effect on our market share, sales and results of operations. In addition, if we are unable to comply with these post-approval conditions, the FDA may withdraw the approval of the PMA, and we would be unable to continue selling MemoryGel™ breast implants in the U.S., which would also have a material adverse effect on market share, revenue and results of operations. Further, our sales and results of operations could be affected if market conversion to silicone gel-filled breast implants from saline breast implants does not occur at the rate we anticipated.
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
If changes in the worldwide economy and consumer spending reduce consumer demand for our products, our sales and profitability could suffer.
Certain elective procedures, such as breast augmentation, body contouring and facial injections, which comprise the majority of our revenues, are not covered by insurance.  Adverse changes in the economy or other conditions or events have had and may continue to have an adverse effect on consumer spending, cause consumers to reassess their spending choices, reduce the demand for these surgeries or sway their decision to purchase lower cost saline breast implants rather than MemoryGel implants, which carry a higher selling price.  Any such changes, conditions or events could have an adverse effect on our sales and results of operations. In particular, recent weakness in the worldwide economy may adversely affect discretionary consumer spending and may adversely affect our revenue.
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
Approximately one-third of our sales from our continuing operations are derived from international operations.  Accordingly, any material decrease in foreign sales would have a material adverse effect on our overall sales and results of operations. Most of our international sales are denominated in Euros, British Pounds, Canadian dollars or U.S. dollars.  Depreciation or devaluation of the local currencies of countries where we sell our products may result in our products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results.  Our international operations and financial results may be adversely affected by other factors, including the following:
•	changes in the economy which may impact consumer demand for our products;
•	foreign government regulation of medical products;
•	product liability, intellectual property and other claims;
•	new U.S. export or local market import license requirements;
•	political or economic instability in our target markets;
•	trade restrictions;
•	changes in tax laws and tariffs;
•	managing foreign distributors and manufacturers;
•	managing foreign branch offices and staffing; and
•	competition.
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
Our common stock trades on the New York Stock Exchange under the symbol “MNT.”  On September 26, 2008, the closing price of our common stock on the New York Stock Exchange was $25.67 per share.  On December 22, 2003, we completed an offering of $150 million of convertible subordinated notes due January 1, 2024 pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at 2 3/4% per annum, are convertible into shares of our common stock at an adjusted conversion price of $28.8094 per share and are subordinated to all existing and future senior debt.  The market prices of our stock and convertible securities are subject to significant fluctuations in response to the factors set forth above and other factors, many of which are beyond our control including such factors as changes in pricing policies or the introduction of new products by our competitors and the timing of significant orders and shipments. If the market price of our stock remains below $28.8094 per share as of the next “put” date, January 1, 2009, it is likely that the bondholders will exercise their “put” option, requiring us to pay them in excess of $150 million in cash for the value of their bonds on that date.

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
In connection with the original issuance of our 2 3/4% convertible subordinated notes in December 2003, we entered into convertible note hedge and warrant transactions with respect to our common stock with Credit Suisse First Boston International (an affiliate of Credit Suisse First Boston LLC), the initial purchaser of the notes, to reduce the potential dilution from conversion of the notes up to a price of our common stock (approximately $38.7819 per share at the current warrant strike price).  In connection with these hedging arrangements, Credit Suisse First Boston International and/or its affiliates has taken, and we expect will continue to take, positions in our common stock in secondary market transactions and/or will enter into various derivative transactions.  Such hedging arrangements could adversely affect the market price of our common stock.  In addition, the existence of the notes may encourage market participants to short sell our common stock because the conversion of the notes could depress the price of our common stock.
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

We may not obtain the expected benefits of our reorganization into a holding company structure.
Our shareholders have approved a proposal to reorganize our company into a holding company structure, under which our present company will become a subsidiary of a new Delaware corporation named Mentor International Holdings, Inc.
We believe our reorganization into a holding company structure will provide us with benefits in the future. These expected benefits may not be obtained if market conditions or other circumstances prevent us from taking advantage of the strategic, business and financing flexibility that it affords us. As a result, we may incur the costs of the holding company structure without realizing the possible benefits. In addition, the holding company structure may not be successful in insulating the liabilities of our subsidiaries from each other or from Mentor Holdings. We or our future subsidiaries may be liable for the liabilities of one another, particularly if we do not observe corporate formalities or adequately capitalize ourselves or our future subsidiaries.
As a holding company, Mentor Holdings will depend in large part on dividends from its operating subsidiaries to pay dividends to its stockholders and any other obligations.
After the completion of the reorganization, Mentor Holdings will be a holding company with no business operations of its own. Its only significant asset will be the outstanding capital stock of its subsidiaries, which will initially be Mentor only. As a result, it will rely on payments from Mentor or any subsidiaries that it may form in the future to meet its obligations. We currently expect that a significant portion of the earnings and cash flow of Mentor, which will become Mentor Holdings’ wholly owned subsidiary, will be retained and used by it in its operations, including to service any debt obligations it may have now or in the future. Future credit facilities and other future debt obligations of Mentor Holdings, as well as statutory provisions, may limit the ability of Mentor Holdings and its subsidiaries to pay dividends.
As a stockholder of a Delaware corporation, your rights after the reorganization will be different from, and may be less favorable than, your current rights as a shareholder of a Minnesota corporation.
After the completion of the reorganization, you will become a stockholder of a public company incorporated in Delaware instead of Minnesota. As a result, your rights as a stockholder will be governed by Delaware corporate law as opposed to Minnesota corporate law. Because they are separate bodies of law, Delaware corporate law will be different from Minnesota corporate law. Although many of these differences will not have a significant impact on the rights of stockholders, some of these differences may be more or less favorable to stockholders. For a discussion of the differences between Delaware and Minnesota corporate law, see “Description of Mentor Holdings Capital Stock,” “Description of Mentor Capital Stock” and “Comparative Rights of Holders of Mentor Holdings Capital Stock and Mentor Capital Stock.”
The proposed reorganization into a holding company structure may result in substantial direct and indirect costs whether or not completed.
The reorganization may result in substantial direct costs. These costs and expenses consist primarily of attorneys’ fees, accountants’ fees, filing fees and financial printing. The reorganization may also result in certain indirect costs by diverting the attention of our management and employees from our business and resulting in increased administrative costs and expenses. These administrative costs and expenses will include keeping separate records and in some cases making separate regulatory filings for each of Mentor Holdings, Mentor and any additional subsidiaries.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended September 26, 2008, the Company repurchased 8,310 shares for the payment of withholding taxes related to the lapsing of restrictions on certain outstanding restricted stock grants.
The table below sets forth certain share repurchase information for the quarter ended September 26, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES (1)
			Total Number	Maximum Number
			of Shares	of Shares that May
	Total Number		Purchased as	Yet Be Purchased
(in thousands	of Shares	Average Price	Part of Publicly	Under the Plans
except per share amounts)	Purchased	Paid per Share	Announced Plans	or Programs(2)
July 2008	1	$26.62	—	800
August 2008	—	—	—	800
September 2008	—	25.10	—	800

Total	1	$26.20

(1)	On June 18, 2007, we entered into a Rule 10b5-1 stock purchase plan compliant with Rule 10b-18 (the “2007 10b5 Plan”). The 2007 10b5 Plan terminated on June 17, 2008. No shares were purchased under the 2007 10b5 Plan during the period.

(2)	Reflects shares authorized for repurchase by our Board of Directors. We have not set a date for the stock repurchase program to expire.

(3)	Balance includes approximately 1,000 shares repurchased for payment of withholding taxes upon the vesting of certain restricted stock grants.
Item 3. — Defaults Upon Senior Securities
None.

Item 4. — Submission of Matters to a Vote of Security Holders
At the Company’s 2008 Annual Meeting of Shareholders held on September 15, 2008, the following proposals were presented:
•	A proposal, which the Company refers to as the “reorganization proposal,” approving the Agreement and Plan of Merger, dated as of July 9, 2008, by and among Mentor Corporation, Mentor International Holdings, Inc. and MNT Merger Sub, Inc., which permits the Company to reorganize into a holding company structure. The results were 23,843,584 votes for, 1,521,380 against, 30,637 abstained and 4,067,553 broker non-votes.
•	A proposal to elect the following seven individuals to the Board of Directors of the Company to serve until the next annual meeting, or until their successors are duly elected and qualified, was approved as follows:

Name of Director	Votes For	Votes Withheld

Joseph E. Whitters	27,013,553	2,449,598

Michael L. Emmons	29,276,130	187,021

Walter W. Faster	27,025,202	2,437,949

Margaret H. Jordan	29,257,514	205,637

Joshua H. Levine	29,248,273	214,878

Katherine S. Napier	27,029,886	2,433,265

Burt E. Rosen	29,265,695	197,456
•	A proposal to ratify the appointment of Ernst & Young LLP to act as independent registered public accounting firm of the Company for the fiscal year ending March 31, 2009 was approved. The proposal received 29,367,924 votes for, and 69,950 against ratification. There were 25,277 abstentions.
On September 29, 2008, at the reconvened annual meeting, the Company’s shareholders approved the following:
•	A proposal to approve the amendment and restatement of the 2005 Long-Term Incentive Plan such that, among other things, the aggregate number of shares of the Company’s common stock available for grant is increased by 2,500,000 shares. The proposal received 14,615,231 votes for and 10,325,447 against approval. There were 639,298 abstentions and 3,917,410 broker non-votes.
Item 5. — Other Information
None.

Item 6. — Exhibits
3.1	Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 –Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2	Amendment to Restated Articles of Incorporation of Mentor Corporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3	Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 – Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

4.1	Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1	Third Amendment to Credit Agreement dated as of September 26, 2008 amending that certain Credit Agreement, dated as of May 25, 2005, first amended May 31, 2006, and second amended March 30, 2007 by and among Mentor Corporation, Bank of the West, as administrative agent, Union Bank of California, N.A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 26, 2008.

10.2*	Mentor Corporation 2005 Long-Term Incentive Plan as amended and restated as of September 29, 2008 – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 26, 2008.

10.3*	Relocation Agreement between Michael O’Neill and Mentor Corporation dated October 28, 2008.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENTOR CORPORATION (Registrant)
DATE: November 5, 2008	By:	/s/JOSHUA H. LEVINE
Joshua H. Levine
President and Chief Executive Officer (Principal Executive Officer)
DATE: November 5, 2008	By:	/s/MICHAEL O’NEILL
Michael O’Neill
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Title or Description

3.1
Composite Restated Articles of Incorporation of Mentor Corporation dated December 12, 2002 –Incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K for the year ended March 31, 2003.

3.2		Amendment to Restated Articles of Incorporation of Mentor Corporation – Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 3, 2007.

3.3		Amended and Restated Bylaws of Mentor Corporation dated September 17, 2007 – Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2007.

4.1
Indenture 2 3/4 % Convertible Subordinated Notes Due 2024, dated December 22, 2003 – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

10.1
Third Amendment to Credit Agreement dated as of September 26, 2008 amending that certain Credit Agreement, dated as of May 25, 2005, first amended May 31, 2006, and second amended March 30, 2007 by and among Mentor Corporation, Bank of the West, as administrative agent, Union Bank of California, N.A., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders from time to time party thereto – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 26, 2008.

10.2	*
Mentor Corporation 2005 Long-Term Incentive Plan as amended and restated as of September 29, 2008 – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 26, 2008.

10.3	*	Relocation Agreement between Michael O’Neill and Mentor Corporation dated October 28, 2008.

31.1		Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1		CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

32.2		CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement